Form 10-Q
period 2000-03-31
VIASYSTEMS GROUP INC
filed 2000-05-10
CIK 1101169

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2000
                              -------------------------------------------------

                                       OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------   -------------------------

                                    333-29727
                            (Commission File Number)

                             VIASYSTEMS GROUP, INC.
               (Exact name of Registrant as specified in charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   75-2668620
                      (I.R.S. Employer Identification No.)

                              101 SOUTH HANLEY ROAD
                               ST. LOUIS, MO 63105
                                 (314) 727-2087
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      Outstanding at
                  Class                 May 8, 2000
          ----------------------    ------------------
          Viasystems Group, Inc.
               Common Stock         132,233,491 shares

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                   PAGE
                                                                                                                   ----

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Viasystems Group, Inc. & Subsidiaries
   Condensed Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000..............................   2
   Condensed Consolidated Statements of Operations and Comprehensive Income for the
       three months ended March 31, 1999 and 2000................................................................   3
   Condensed Consolidated Statements of Cash Flows for the three months ended
       March 31, 1999 and 2000...................................................................................   4
   Notes to Condensed Consolidated Financial Statements..........................................................   5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....................  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................................  19

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds................................................................  20

Item 6. Exhibits and Reports on Form 8-K.........................................................................  21

SIGNATURES.......................................................................................................  22

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                December 31,       March 31,
                                                                    1999             2000
                                                               -------------    -------------
                                                                                 (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents .............................   $      22,839    $      84,395
     Accounts receivable, net ..............................         236,455          228,253
     Inventories ...........................................         176,125          157,170
     Prepaid expenses and other ............................          51,010           49,876
                                                               -------------    -------------
        Total current assets ...............................         486,429          519,694
Property, plant and equipment, net .........................         482,144          394,379
Intangibles and other assets ...............................         340,653          351,240
                                                               -------------    -------------
        Total assets .......................................   $   1,309,226    $   1,265,313
                                                               =============    =============


LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Current maturities of long-term obligations ...........   $      27,851    $       8,732
     Accounts payable ......................................         187,632          162,221
     Accrued and other liabilities .........................         128,392          106,482
     Income taxes payable ..................................          25,163           17,776
                                                               -------------    -------------
        Total current liabilities ..........................         369,038          295,211
     Long-term obligations, less current maturities ........       1,334,672          939,675
     Other long-term liabilities ...........................          97,121           29,610
Preferred Stock:
     Series B preferred stock ..............................          41,273           42,421
Stockholder's equity deficit:
     Common stock ..........................................             780            1,322
     Class A common stock ..................................              59               --
     Class A Series II common stock ........................              62               --
     Paid-in capital .......................................         668,482        1,438,774
     Note due from affiliate ...............................              --         (123,750)
     Accumulated deficit ...................................      (1,178,954)      (1,340,859)
     Treasury stock, at cost ...............................            (162)            (162)
     Accumulated other comprehensive loss ..................         (23,145)         (16,929)
                                                               -------------    -------------
        Total stockholder's deficit ........................        (532,878)         (41,604)
                                                               -------------    -------------
        Total liabilities and stockholder's deficit ........   $   1,309,226    $   1,265,313
                                                               =============    =============


     See accompanying notes to condensed consolidated financial statements.

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                              ------------------------------
                                                                                   1999             2000
                                                                              -------------    -------------
Net sales .................................................................   $     309,643    $     384,584
Operating expenses:
   Cost of goods sold .....................................................         233,882          303,274
   Selling, general and administrative (including one-time non-cash
      compensation charges of $104,351 in 2000) ...........................          29,582          138,616
   Depreciation ...........................................................          24,684           28,318
   Amortization ...........................................................          12,650           12,349
                                                                              -------------    -------------
      Operating income (loss) .............................................           8,845          (97,973)
Other expense:
   Interest expense .......................................................          25,975           37,769
   Amortization of deferred financing costs ...............................           1,491            1,793
   Other, net .............................................................           1,199              674
                                                                              -------------    -------------
Loss before income tax provision and cumulative
   effect of a change in accounting principle and extraordinary item ......         (19,820)        (138,209)
Benefit for income taxes ..................................................          (5,232)          (7,500)
                                                                              -------------    -------------
Net loss before cumulative effect of a change in
   accounting principle and extraordinary item ............................         (14,588)        (130,709)
                                                                              -------------    -------------
Cumulative effect on prior years - write-off of start-up
   costs, net of income tax benefit of $5,647 .............................          18,443               --
                                                                              -------------    -------------
Extraordinary item - loss on early extinguishment of debt,
      net of income tax benefit of $0 .....................................              --           31,196
                                                                              -------------    -------------
Net loss ..................................................................         (33,031)        (161,905)
                                                                              -------------    -------------

Other comprehensive income (loss):
     Foreign currency translation adjustments .............................         (25,013)           6,216
                                                                              -------------    -------------
Comprehensive loss ........................................................   $     (58,044)   $    (155,689)
                                                                              =============    =============

Basic loss per weighted average common share:
     Before cumulative effect of a change in accounting principle and
        extraordinary item ................................................   $       (0.27)   $       (1.59)
     Cumulative effect ....................................................           (0.31)              --
     Extraordinary item ...................................................              --            (0.38)
                                                                              -------------    -------------
     Net Loss .............................................................   $       (0.58)   $       (1.97)
                                                                              =============    =============

Diluted loss per weighted average common share:
     Before cumulative effect of a change in accounting principle
        and extraordinary item ............................................   $       (0.31)   $       (1.59)
     Cumulative effect ....................................................           (0.36)              --
     Extraordinary item ...................................................              --            (0.38)
                                                                              -------------    -------------
     Net Loss .............................................................   $       (0.67)   $       (1.97)
                                                                              =============    =============



     See accompanying notes to condensed consolidated financial statements.

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                        ------------------------------
                                                                                             1999             2000
                                                                                        -------------    -------------
Cash flows provided by (used in) operating activities:
Net loss ............................................................................   $     (33,031)   $    (161,905)
Adjustments to reconcile net loss to net cash from operating activities:
   Depreciation .....................................................................          24,684           28,318
   Amortization of intangibles ......................................................          12,650           12,349
   Amortization of deferred financing costs .........................................           1,491            1,793
   Cumulative effect of a change in accounting principle -
      write-off of start-up costs ...................................................          24,090               --
   Non-cash compensation charge .....................................................              --          104,351
   Extraordinary item - loss on early extinguishment of debt ........................              --           31,196
   Deferred taxes ...................................................................          (1,326)          (7,500)
   Change in assets and liabilities, net of acquisitions:
      Accounts receivable ...........................................................           4,634          (43,356)
      Inventories ...................................................................          (4,044)          (4,508)
      Prepaid expenses and other ....................................................           2,500           (6,903)
      Accounts payable and accrued and other liabilities ............................           7,718           24,736
      Income taxes payable ..........................................................          (9,192)          (3,115)
                                                                                        -------------    -------------
Net cash provided by (used in) operating activities .................................          30,174          (24,544)
Cash flows provided by (used in) investing activities:
   Acquisitions, net of cash acquired ...............................................              --         (111,214)
   Purchase of the Wire Harness Business ............................................              --         (210,000)
   Capital expenditures .............................................................         (25,282)         (34,132)
                                                                                        -------------    -------------
Net cash used in investing activities ...............................................         (25,282)        (355,346)
Cash flows provided by (used in) financing activities:
   Equity proceeds (repurchases) ....................................................             (27)         864,774
   Distribution to stockholders .....................................................              --          (16,213)
   Repayment of term loans outstanding under the Third Amended and
      Restated Credit Agreement, net of cash collateral .............................              --         (346,262)
   Borrowings under the Term Loan B .................................................              --          150,000
   Net repayments of revolving loans under the Third Amended and
      Restated Credit Agreement .....................................................          (9,330)        (179,301)
   Borrowings (repayments) of other long-term obligations ...........................           2,949          (10,929)
   Financing costs ..................................................................              --          (19,692)
   Net receipt (distribution) to parent .............................................           1,594             (438)
                                                                                        -------------    -------------
Net cash provided by (used in) financing activities .................................          (4,814)         441,939
Effect of exchange rate changes on cash .............................................            (155)            (493)
                                                                                        -------------    -------------
Net change in cash and cash equivalents .............................................             (77)          61,556
Cash and cash equivalents - beginning of the period .................................           9,335           22,839
                                                                                        -------------    -------------
Cash and cash equivalents - end of the period .......................................   $       9,258    $      84,395
                                                                                        =============    =============



     See accompanying notes to condensed consolidated financial statements.

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form S-1 filed with the Securities and Exchange Commission.

Statement of Cash Flows

     Interest paid for the three months ended March 31, 1999 and 2000 was approximately $14,816 and $32,622, respectively. Net income tax refunds received for the three months ended March 31, 1999, and taxes paid for the three months ended March 31, 2000, were approximately $1,812 and $3,115, respectively.

2. ACQUISITIONS

     In August 1999, the Company acquired the printed circuit board ("PCB") manufacturing division ("Kalex") of Termbray Industries International (Holdings) Limited, a manufacturer of rigid PCBs located in the People's Republic of China, for a net cash purchase price of approximately $301,000 plus acquisition costs of approximately $8,500 (the "Kalex Acquisition"). Accordingly, the results of operations of Kalex since acquisition are included in the results of operations of the Company.

     The Kalex Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price, as described below, to intangible assets, including in-process research and development ("in-process R&D"). The portion of the purchase price allocated to in-process R&D projects that did not have future alternative use totaled $17,600 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years.

     Kalex's manufacturing facilities are located in the People's Republic of China. Manufacturing in the People's Republic of China entails political and economic risks, including political instability, expropriation and currency controls and fluctuations.

     The total purchase price including fees and expenses has been allocated to the acquired net assets as follows:

Current assets ................................................   $      55,060
Property, plant and equipment .................................          98,326
Acquired intangibles ..........................................          89,400
In-process R&D ................................................          17,600
Goodwill ......................................................          91,123
Other non-current assets ......................................             112
Current liabilities ...........................................         (39,410)
Non-current liabilities .......................................          (2,343)
                                                                  -------------

    Total .....................................................   $     309,868
                                                                  =============


     In April 1999, the Company acquired all of the outstanding shares of PAGG Corporation ("PAGG") located in Milford, Massachusetts, for a cash purchase price of approximately $9,300 plus the issuance of 273,223 shares of Viasystems Group, Inc.'s $0.01 per share common stock valued at $2,000. PAGG operates multiple surface mount production lines for PCB and backplane assembly and has full box build capabilities. The acquisition was accounted for as a purchase and, accordingly, the results of operations of PAGG since acquisition are included in the results of operations of the Company.

     On March 29, 2000, the Company acquired all of the outstanding shares of Wirekraft Industries, Inc. (the "Wire Harness Business"), a wholly owned subsidiary of International Wire Group, Inc., an affiliate of Hicks, Muse, Tate & Furst Incorporated ("HMTF") (the "Wire Harness Acquisition") for a cash purchase price of $210,000. The Wire Harness Business manufactures and assembles wire harness products. The Wire Harness Acquisition occurred immediately prior to the Company's initial public offering. The Company and International Wire Group, Inc. are considered entities under common control. Accordingly, the acquisition has been accounted for on an "as if pooling basis", with the excess purchase price over book value acquired accounted for as a distribution to the Company's stockholders. Additionally, as the acquisition has been accounted for as an "as if pooling basis", the Company's condensed consolidated financial statements have been restated to reflect the acquisition as if it occurred at the beginning of the first period presented. A reconciliation of the previously reported results for the three months ended March 31, 1999 to the results in this form 10-Q is as follows:

                                                                  Three Months Ended
                                                                    March 31, 1999
                                                                  ------------------
Net sales:
   As previously reported .......................................   $     259,981
   Wire Harness Business ........................................          49,662
                                                                    -------------
                                                                    $     309,643

Net income (loss):
   As previously reported .......................................   $     (34,171)
   Wire Harness Business ........................................           1,140
                                                                    -------------
                                                                    $     (33,031)
                                                                    =============

     On March 30, 2000, the Company acquired Marconi Communications Inc's Network Components & Services European and China operations, for a cash purchase price of approximately $115,000 (the "NC&S

Acquisition"). Accordingly, the results of operations of NC&S since acquisition are included in the results of operations of the Company.

     The NC&S Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities on their estimated respective fair values. The excess purchase price over fair values has been preliminarily allocated to goodwill and is being amortized over its estimated useful life of 20 years.

     The total purchase price including fees and expenses has been preliminarily allocated to the acquired net assets as follows:


Current assets ..................................................   $      74,029
Property, plant and equipment ...................................          19,868
Goodwill ........................................................          57,972
Other non-current assets ........................................          12,632
Current liabilities .............................................         (49,501)
                                                                    -------------
   Total ........................................................   $     115,000
                                                                    =============

     Included below is unaudited pro forma financial data setting forth condensed results of operations of the Company for the three months ended March 31, 1999 and 2000, as though the NC&S Acquisition had occurred at January 1, 1999.


                                                           Three Months Ended
                                                               March 31,
                                                     ------------------------------
                                                         1999              2000
                                                     -------------    -------------
Net sales ........................................   $     347,278    $     429,519
Net loss before extraordinary item ...............         (45,360)        (132,064)
Net loss .........................................         (45,360)        (163,260)

Basic net loss per share .........................   $       (0.79)   $       (1.99)
Diluted net loss per share .......................   $       (0.91)   $       (1.99)


3. INVENTORIES

     The composition of inventories at March 31, 2000, is as follows:

Raw materials .................................................    $      56,952
Work-in-process ...............................................           35,746
Finished goods ................................................           64,472
                                                                   -------------
Total .........................................................    $     157,170
                                                                   =============

4. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at March 31, 2000, is as follows:

Credit Agreement:
    Term facilities ..................................................   $     150,000
Senior Subordinated Notes due 2007 ...................................         400,000
Series B Senior Subordinated Notes due 2007 ..........................         100,000
Series B Senior Subordinated Notes due 2007, premium .................           3,776
Chips Loan Notes Liability ...........................................         285,312
Other debt ...........................................................           9,319
                                                                         -------------
                                                                               948,407
Less: current maturities .............................................           8,732
                                                                         -------------
                                                                         $     939,675

     The Company used a portion of the proceeds from the initial public offering to repay all amounts due under the Third Amended and Restated Credit Agreement. At which time, the Company as guarantor, and certain subsidiaries, as borrowers, entered into a new senior credit agreement ("the Credit Agreement"). The Credit Agreement provides for (i) a $300,000 term loan facility consisting of (a) a $150,000 term loan (the "Term Loan B") and (b) a second $150,000 term loan (the "Chips Term Loan B"), (ii) $153,100 term loan facility (the "Chips Term Loan A" together with the Chips Term Loan B, the "Chips Term Loan") and (iii) $175,000 revolving loan (the "Revolver"). The Chips Term Loan is an unfunded term loan facility that may be drawn upon by the Company so that it may satisfy the loan notes issued in connection with the acquisition of Interconnection Systems (Holdings) Limited ("ISL") (the "Chips Loan Notes Liability"). Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on substantially all of the material assets of the Company and its subsidiaries.

     At March 31, 2000, the Company had $150,000 outstanding under the Term Loan B and $150,000 under the Chips Term Loan B, which has been fully cash collateralized. At March 31, 2000, the Company had no borrowings outstanding under the Revolver.

5. ACCOUNTING CHANGE

     In April 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. Effective January 1, 1999, the Company adopted SOP 98-5 and accordingly recorded a cumulative effect of a change in accounting principle for the write-off of the net book value of start-up costs as of January 1, 1999. See the Condensed Consolidated Statement of Operations and Comprehensive Income.

6. EXTRAORDINARY ITEM

     During the quarter ended March 31, 2000, the Company recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31,196 (net of income tax benefit of $0) related to deferred financing fees incurred on debt under the old credit agreement retired before maturity with proceeds from the initial public offering.

7. NON-CASH COMPENSATION EXPENSE AND OTHER CHARGES

     In connection with the initial public offering, the Company amended the terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price and are immediately exercisable. As a result of these amendments, the Company recorded a one-time non-cash compensation expense charge of approximately $33,635 during the three months ended March 31, 2000.

     Also in connection with the initial public offering, the Company reclassified each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. The reclassification resulted in a one-time non-cash compensation expense charge of approximately $62,945 recorded during the three months ended March 31, 2000.

     Additionally, in connection with the initial public offering, the Company terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of HMTF. As consideration for HMTF's willingness to agree to such termination, the Company granted to HMTF and partners of HMTF options to purchase an aggregate 2,134,000 shares of the Company's common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time non-cash compensation expense charge of approximately $7,771 recorded for the three months ended March 31, 2000.

8. BUSINESS SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," during fiscal year 1999. SFAS No. 131 established standards for reporting information about operating segments in financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the President/Chief Operating Officer. Based on the evaluation of financial information by the President/Chief Operating Officer, the Company operates in one business segment--the manufacture, testing, design and servicing of a full spectrum of PCBs, custom backpanel interconnect devices, wire harness and cable assemblies and electronic assembly services.

     Pertinent financial data by major geographic segments is as follows:

                                                                            Operating
                                                           Net Sales      Income/(Loss)
                                                         -------------    -------------
NORTH AMERICA:
   Three months ended March 31, 1999 .................   $     192,273    $      23,508
   Three months ended March 31, 2000 .................         207,497          (94,101)

EUROPE:
   Three months ended March 31, 1999 .................   $     120,454    $     (14,663)
   Three months ended March 31, 2000 .................         129,759           (9,297)

ASIA:
   Three months ended March 31, 1999 .................   $          --    $          --
   Three months ended March 31, 2000 .................          51,531            5,425

ELIMINATIONS:
   Three months ended March 31, 1999 .................   $      (3,084)   $          --
   Three months ended March 31, 2000 .................          (4,203)              --

TOTAL:
   Three months ended March 31, 1999 .................   $     309,643    $       8,845
   Three months ended March 31, 2000 .................         384,584          (97,973)

9. INITIAL PUBLIC OFFERING

     On March 24, 2000, the Company completed an initial public offering of 44,000,000 shares of common stock at $21.00 per share with net proceeds of $873,180. The Company used the proceeds from the offering to fund the acquisition of the Wire Harness Business, to repay a portion of the existing indebtedness and for general corporate purposes.

10. TRANSFER TO STOCKHOLDERS

     On March 29, 2000, the Company effected a transfer to the Company's existing stockholders of all the capital stock of certain businesses ("NewCo") in Europe. NewCo consists primarily of the operations formerly conducted by Forward Group Plc ("Forward"), Zincocelere S.p.A. ("Zincocelere"), ISL and the PCB production facility of Ericsson Telecom AB ("Viasystems Sweden" or the "Ericsson Facility"). In consideration for the transfer, NewCo delivered notes payable to the Company for approximately $124,000 in the aggregate, which have been classified as a component of stockholders' equity. The notes each have a 10-year term and bear interest at a rate of 9% per annum, payable in kind by the issuance of additional notes. The net assets transferred totaled $102,197, net of cash.

11. STOCK SPLIT

     On March 23, 2000, in connection with the initial public offering, the Company declared a reverse stock split. Each share of common stock, Class A common stock, and Class Series II common stock was converted into 1/6 of a share of each respective class. All share and per share data have been restated for the reverse split.

12. EARNINGS PER SHARE

     Basic earnings per common share amounts are computed using the weighted average number of common shares outstanding during the period. Basic earnings per weighted average common share are computed as follows:


                                                                                     Three Months Ended
                                                                                        March 31,
                                                                              ------------------------------
                                                                                   1999             2000
                                                                              -------------    -------------
Loss before cumulative effect of a change in accounting principle
   and extraordinary item .................................................   $     (14,588)   $    (130,709)
Plus paid-in-kind dividends and accretion on preferred stock ..............          (1,010)          (1,148)
Less loss attributable to Class A common shareholders .....................           1,563               --
Less loss attributable to Class A Series II common shareholders ...........             596               --
                                                                              -------------    -------------
Loss available to common shareholders before cumulative effect
   of a change in accounting principle and extraordinary item .............   $     (13,439)   $    (131,857)
                                                                              =============    =============
Basic weighted average common shares outstanding ..........................      50,416,421       82,768,940
                                                                              =============    =============
Basic loss per weighted average common share before cumulative
   effect of a change in accounting principle and extraordinary item ......   $       (0.27)   $       (1.59)
                                                                              =============    -------------
Basic net loss per weighted average common share ..........................   $       (0.58)   $       (1.97)
                                                                              =============    =============

     Losses attributable to Class A and Class A Series II are calculated on a one to one basis using the weighted average shares outstanding before conversion as these classes have identical rights and privileges with respect to dividends and voting as the common shares.

     Diluted earnings per weighted average common share are computed as follows:

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                   ------------------------------
                                                                                       1999              2000
                                                                                   -------------    -------------
Loss before cumulative effect of a change in accounting principle
   and extraordinary item ......................................................   $     (14,588)   $    (130,709)
Plus paid-in-kind dividends and accretion on preferred stock ...................          (1,010)          (1,148)
                                                                                   -------------    -------------
Loss available to common shareholders before cumulative effect
   of a change in accounting principle and extraordinary item ..................   $     (15,598)   $    (131,857)
                                                                                   =============    =============
Weighted average common shares outstanding .....................................      50,416,421       82,768,940
Common shares assuming conversion of Class A and Class A Series II .............         361,343               --
                                                                                   -------------    -------------
Diluted weighted average common shares outstanding .............................      50,777,764       82,768,940
                                                                                   =============    =============
Diluted loss per weighted average common share before cumulative
   effect of a change in accounting principle and extraordinary item ...........   $       (0.31)   $       (1.59)
                                                                                   =============    -------------
Diluted net loss per weighted average common share .............................   $       (0.67)   $       (1.97)
                                                                                   =============    =============

     Shares assumed in the conversion of Class A and Class A Series II are calculated on an as if converted basis using the formula set forth in the Company's Certificate of Incorporation, which yields a less than one to one ratio.

     As a result of losses incurred for the three months ended March 31, 1999 and 2000, the following potentially dilutive securities were not included in diluted earnings per share because their inclusion would be anti-dilutive:

                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                         1999            2000
                                                       ---------       ---------
Performance options ............................       2,802,900              --
Stock options ..................................       1,058,667       4,828,662
Stock warrants .................................              --         136,645


13. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q.

     The Company has made forward-looking statements in this Form 10-Q, including the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, benefits resulting from the transactions completed and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or other similar expressions.

     Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements after distribution of this Form 10-Q.

     You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our relationship with unionized employees, risk associated with our acquisition strategy, our substantial indebtedness, and control by our largest stockholders.

GENERAL

     The Company is a leading worldwide independent provider of electronics manufacturing services, or EMS. The Company serves primarily the telecommunications and networking industries, which it believes to be the fastest-growing customer segments of the $73 billion EMS market. The Company offers a wide range of products and services to original equipment manufacturers of electronic products. These products and services consist of the design and fabrication of PCBs, in particular highly complex multi-layered PCBs, the manufacture of custom-designed backpanel assemblies, the manufacture of complex PCB assemblies, the procurement and management of materials and the assembly and testing of our customers' complete systems and products.

DEVELOPMENT

     The Company was formed in 1996 by HMTF and Mills & Partners, Inc. ("Mills & Partners") under the name Circo Craft Holding Company to create a preferred global manufacturing provider to leading original equipment manufacturers through acquisitions of PCB fabricators and backpanel assemblers. In August 1996, the Company changed its name to CC Canada Holding Company and then back to Circo Craft Holding Company in September 1996. The Company had no operations prior to the first acquisition in October 1996, when the Company changed its name to Circo Technologies, Inc. In January 1997, the Company changed its name to Viasystems Group, Inc.

     During the past eighteen months, the Company has broadened its focus to become a full-solution provider in the electronics manufacturing services industry. This change occurred as a result of the recognition that many of the next generation products in the telecommunications and networking industries require highly advanced PCBs and backpanel assemblies. As a result, management made a strategic decision to capitalize on the Company's capabilities to compete for the complete assembly of its customers' products that utilize our PCBs and backpanels.

     In connection with this initiative, the Company opened four new facilities in the later part of 1998. The four new facilities broadened the product offerings by expanding its backpanel assembly capabilities as well as adding full system assembly and test capabilities. In addition, in 1999 the Company consummated the acquisition of PAGG and Kalex. The PAGG and Kalex acquisitions added PCB assembly capabilities and expanded its full system assembly and test capabilities. The acquisition of the Wire Harness Business will add the design and manufacture of wire harnesses and cable assemblies to our capabilities.

     Since the Company's formation, the Company has also undertaken a rationalization of various facilities it had acquired. In particular, the Selkirk and Galashiels, Scotland facilities and the Manchester and Rugby, England facilities have all been closed.

ACQUISITIONS

     A significant portion of our growth has been generated through acquisitions completed since 1996. Our business includes the following nine acquired businesses:

     o the purchase of Circo Craft Co., Inc., a business engaged in the fabrication of PCBs, in Canada, in October for $129.9 million cash;

     o the purchase of the assets of the Interconnection Technologies Unit of the Microelectronics Group of Lucent Technologies, Inc., a business engaged in the fabrication of PCBs and backpanels and the assembly of backpanels, in Richmond, Virginia, in December 1996 for $170.0 million cash and $30.0 million series B preferred stock;

     o the purchase of Forward, a business engaged in the fabrication of PCBs, in the United Kingdom, in April 1997 for $208.5 million cash;

     o the purchase of ISL, a business engaged in the fabrication of PCBs, in the United Kingdom, in April 1997 for $140.0 million cash, plus assumption of debt;

     o the purchase of the Ericsson Facility, a business engaged in the fabrication of PCBs, in Sweden, in February 1998 for $7.1 million cash;

     o the purchase of Mommers Print Service B.V. ("Mommers"), a business engaged in the fabrication of PCBs and backpanels, in the Netherlands in February 1998 for $59.4 million cash;

     o the purchase of Zincocelere, a business engaged in the fabrication of PCBs and backpanels, in Italy, in March 1998 for $85.0 million cash, plus assumption of debt;

     o the purchase of PAGG, a business engaged in design and prototype services, PCB assembly, full system assembly and testing, in Milford, Massachusetts, in April 1999 for $9.3 million cash, plus the issuance of 273,223 shares of Group's common stock, and warrants to purchase 136,645 shares of Group's common stock;

     o the purchase of the PCB manufacturing facilities of Kalex and its direct and indirect subsidiaries in the People's Republic of China in August 1999 for $301.0 million cash;

     o The purchase of the Wire Harness Business, a business engaged in the assembly of wire harness products, in the United States and Mexico, in March 2000 for a $210.0 million cash; and

     o The purchase of NC&S, a business engaged in electronic manufacturing services primarily to telecommunication customers with operations in the United Kingdom, Italy and China, in March 2000 for $115.0 million in cash.

     We continue to examine numerous acquisition opportunities in order to:

     o    diversify end-product programs with existing customers;

     o locate manufacturing facilities close to original equipment manufacturers or their end users;

     o expand our capacity in selected geographic regions to take advantage of existing infrastructure or low cost manufacturing;

     o    complement our service offerings; and

     o diversify our customer base to serve a wide variety of end-markets with new telecommunications and networking customers.

We routinely engage in discussions with respect to possible acquisitions. Acquisitions considered by us could include a single facility, significant multiple facilities or original equipment manufacturer asset acquisitions. There can be no assurance that any of these discussions will result in a definitive purchase agreement and, if they do, what the terms or timing of any agreement would be.

     We expect each acquisition to be accretive to earnings and cash flow after a transition period for each acquisition, generally approximately one year. The initial margins from a newly acquired business or facility will likely be lower than our current overall margins for several reasons:

     o    an acquired business or facility may be underutilized;

     o existing business at a new or acquired business or facility may be lower margin, such as PCB assembly or system assembly;

     o    a newly acquired business or facility may be less efficient initially;
          and

     o we may accept lower initial margins on large-scale operations with significant new customers.

The risks of lower margins frequently are mitigated during transition periods by supply arrangements agreed to in connection with a particular acquisition. These arrangements may include limited overhead contribution commitment, take or pay arrangements or limited revenue or product volume guarantees to support the financial viability of the facility until it reaches self-sufficiency. As an example, when we acquired Lucent Technologies Inc.'s ("Lucent") captive PCB facility in December 1996, pricing to Lucent initially exceeded prevailing market rates, but we were required to reduce that pricing over a two year period thereafter. As a result, in 1998 and 1999, we experienced price reductions under the Lucent contract which exceeded industry-wide price decreases. Commencing January 1, 1999 we are charging Lucent market pricing as required by our supply contract and will continue to do so for the remaining term of the contract.

     We expect that the results for an acquired business or facility will improve over the transition period as we:

     o    increase capacity utilization and reduce cost;

     o complete integration activities, including replacing third-party suppliers of PCBs, backpanel assemblies and wire harnesses and cable assemblies with our own internal production of those components;

     o implement our processes and disciplines to reduce costs and obtain the cost benefits of our procurement leverage; and

     o    introduce new business from the original customer and others.

GREENFIELD FACILITIES

     Since inception in 1996, the Company has opened four new start-up, or greenfield, facilities in the United States, Mexico, Europe and Asia. These facilities provide the Company with operations in key geographic markets. The four greenfield facilities are:

     o a 52,000 square foot facility opened June 1998 in Boldon, England providing backpanel assembly and full system assembly services; and

     o a 51,000 square foot facility opened August 1998 in Juarez, Mexico providing backpanel assembly services;

     o a 35,000 square foot facility opened September 1998 in Columbus, Ohio providing full system assembly services;

     o a 17,000 square foot facility opened November 1998 in Nantong, China providing backpanel assembly services.

     Consistent with past practices and as a normal course of business, management will continue to evaluate establishing new greenfield facilities particularly when greenfield operations have the potential to enable the Company to increase its sales or service to existing customers, access new geographic markets or provide favorable cost advantages.

TRANSFER TO STOCKHOLDERS

     On March 29, 2000, the Company effected a transfer to the Company's existing stockholders of all the capital stock of certain businesses ("NewCo") in Europe. NewCo consists primarily of the operations formerly conducted by Forward, Zincocelere, ISL and Viasystems Sweden. In consideration for the transfer, NewCo delivered notes payable to the Company for approximately
$124.0 million in the aggregate, which have been classified as a component of stockholders' equity. The notes each have a 10-year term and bear interest at a rate of 9% per annum, payable in kind by the issuance of additional notes.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Net sales for the three months ended March 31, 2000, were $384.6 million, representing a $75.0 million, or 24.2% increase from the same period in 1999. The increase was primarily a result of volume growth of approximately 24% partially offset by price reductions of approximately 8%. The remaining quarter over quarter increase was due to the acquisitions of PAGG and Kalex in April and August 1999, respectively.

     Cost of goods sold for the three months ended March 31, 2000, was $303.3 million, or 78.9% of sales compared to $233.9 million, or 75.5% of sales for the three months ended March 31, 1999. Cost of goods sold as a percent of net sales increased primarily due to costs incurred in the first quarter of 2000 associated with the ramp-up of higher technology PCBs and backpanels in North America and Europe as well as the costs associated with the start-up of the Chinese capacity expansion.

     Selling, general and administrative expenses (excluding one-time non-cash charges of $104.4 million in 2000, as described below) for the three months ended March 31, 2000 of $34.2 million increased by $4.6 million versus the comparable period in 1999. These costs increased primarily due to increases in general and administrative expenses related to the August 1999 acquisition of Kalex and the April 1999 acquisition of PAGG partially offset by cost containment efforts resulting from headcount reductions made at our corporate offices.

     In connection with the initial public offering in March 2000, the Company amended the terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price and are immediately exercisable. As a result of these amendments, the Company recorded a one-time non-cash compensation expense charge of approximately $33.6 million during the three months ended March 31, 2000.

     Also in connection with the initial public offering in March 2000, the Company reclassified each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This reclassification eliminated the variable terms of the class A and class A series II common stock and resulted in a one-time non-cash compensation expense charge of approximately $62.9 million recorded in the three months ended March 31, 2000.

     Additionally, in connection with the initial public offering in March 2000, the Company terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of HMTF. As consideration for HMTF's willingness to agree to such termination, the Company granted to HMTF and partners of HMTF options to purchase an aggregate 2,134,000 shares of the Company's common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time non-cash compensation expense charge of approximately $7.8 million recorded during the three months ended March 31, 2000.

     Other expense increased $11.5 million, from $28.7 million for the quarter ended March 31, 1999 to $40.2 million for the same period of 2000, primarily due to increased interest expense related to the debt financing incurred to fund the August 1999 acquisition of Kalex.

     Depreciation and amortization increased $3.4 million, from $37.3 million for the quarter ended March 31, 1999 to $40.7 million for the same period of 2000, primarily as a result of the impact to depreciation of acquired fixed assets and amortization of acquired intangibles from the acquisition of Kalex.

     During 1999, the Company recorded a one-time non-cash cumulative effect of a change in accounting principle of $18.4 million (net of $5.6 million income tax benefit) related to the write-off of the net book value of start-up costs as of January 1, 1999.

     During the quarter ended March 31, 2000 the Company recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31.2 million related to deferred financing fees incurred on debt under the old credit agreement, which was retired before maturity with proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirements will be for debt service requirements, working capital needs and capital expenditures. In addition, the potential for acquisitions of other businesses by the Company in the future likely may require additional debt and/or equity financing.

     Net cash used in operating activities was $24.5 million for the three months ended March 31, 2000, compared to net cash provided by operating activities of $30.2 million for the same period in 1999. The decrease in net cash provided by operating activities relates primarily to timing of receipts from certain major customers and payments to certain vendors.

     Net cash used in investing activities was $355.3 million for the three months ended March 31, 2000, compared to $25.3 million for the three months ended March 31, 1999. In 2000, net cash used in investing activities included $321.2 million related to the Wire Harness Business and the NC&S acquisitions with the remainder related to capital expenditures. The net cash used in investing activities for the first three months of 1999 was entirely related to capital expenditures.

CONVERSION TO THE EURO

     On January 1, 1999, eleven participating countries of the European Union converted to the Euro as their common national currency. The previous national currencies of these countries will still be accepted as legal tender until at least January 1, 2002. We do not expect the conversion to the Euro to have a material effect on our results of operations, financial condition or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     At March 31, 2000, approximately $435.3 million of the Company's long-term debt, specifically borrowings outstanding under the Amended Senior Credit Facilities and the Chips Loan Notes, bear interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the three months ended March 31, 2000, would have increased by approximately $2.2 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY RISK

     We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we engage in hedging operations, such as forward exchange contracts, to reduce our exposure to foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material and gains or losses from these operations have not been significant. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) Pursuant to Rule 463 and Item 701(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, the following information is provided in this report:

          (1) The Registration Statement on Form S-1 of Viasystems Group, Inc. (File No. 333-94321) (the "Registration Statement") was declared effective by the Securities and Exchange Commission on March 23, 2000.

          (2) The offering contemplated by the prospectus contained in the Registration Statement (the "Offering") was consummated on March 29, 2000.

          (3) The managing underwriters in the Offering were Morgan Stanley Dean Witter, Credit Suisse First Boston, Chase H&Q, Banc of America Securities LLC, Bear, Stearns & Co. Inc., Deutsche Banc Alex. Brown, Goldman, Sachs & Co., Salomon Smith Barney and Wit SoundView.

          (4) The Registration Statement related to shares of common stock, $0.01 par value ("Common Stock"), of Viasystems Group, Inc.

          (5) The Registration Statement registered an aggregate of 46,000,000 shares of Common Stock; the aggregate gross offering price of the amount of shares registered was $966,000,000; Viasystems Group, Inc. sold 44,000,000 shares pursuant to the Registration Statement for an aggregate gross offering price of $924,000,000. 2,000,000 of such shares of Common Stock registered under the Registration Statement were subject to an underwriters' over-allotment option that was not exercised by the underwriters and has expired.

          (6) Through the date of this report, Viasystems Group, Inc. has incurred estimated expenses (including underwriters' discount) of approximately $59.2 million in connection with the Offering, which included approximately $50.8 million in underwriters' discount and commissions and approximately $8.4 million of other expenses (including filing fees related to the Registration Statement and the National Association of Securities Dealers, Inc. and accounting, legal, printing and engraving and miscellaneous expenses). None of such payments were made to directors, officers, or 10 percent security holders of Viasystems Group, Inc.

          (7) Through the date of this report, approximately $629.4 million of such net proceeds were used to repay outstanding indebtedness of Viasystems Group, Inc. and $210.0 million of such net proceeds were used to acquire all of the outstanding capital stock of Wirekraft Industries, Inc. The remainder of the net proceeds of the Offering are being held in temporary investments (consisting of short-term government debt securities and commercial paper) by Viasystems Group, Inc. for use in general corporate purposes. Of such net proceeds, $210.0 million were paid to International Wire Group, Inc. for purchase of the shares of Wirekraft Industries, Inc., which is an entity controlled by affiliates of Hicks, Muse, Tate & Furst Incorporated, affiliates of which are also the largest stockholders of Viasystems Group, Inc.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1 Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.*

          3.2       Amended and Restated Bylaws of Viasystems Group, Inc.*

          4.1 Credit Agreement, dated as of March 29, 2000, among Viasystems Group, Inc., as Guarantor, Viasystems, Inc., as U.S. Borrower, Viasystems Canada, Inc. and Print Service Holding N.V., as Foreign Subsidiary Borrowers, The Several Banks and other Financial Institutions parties thereto, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, Chase Manhattan Bank International Limited, as Multicurrency Administrative Agent, and The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A. as Syndication Agent, Bankers Trust Company, as Syndication Agent, and Chase Securities Inc., as Sole Book Manager and Sole Lead Arranger.*

          10.22 Termination and Release Agreement, dated as of March 29, 2000, by and among Viasystems, Group, Inc., Viasystems, Inc., Viasystems Technologies Corp., Viasystems Canada, Inc. (f/k/a Circo Craft Co. Inc.), PCB Investments Limited, Viasystems International, Inc., Viasystems Group Limited (f/k/a PCB Acquisition Limited), Chips Acquisition Limited, and Hicks, Muse & Co. Partners, L.P.*

          27.1      Financial Data Schedule of Viasystems Group, Inc.*

     (b)  Reports on Form 8-K
          None.

--------------
* Filed herewith

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                             VIASYSTEMS GROUP, INC.

Dated:  May 9, 2000                          By:
                                                      /s/ David M. Sindelar
                                                  -----------------------------
                                             Name:  David M. Sindelar
                                             Title: Senior Vice President and
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
 3.1      Amended and Restated Certificate of Incorporation of Viasystems Group,
          Inc.*

 3.2      Amended and Restated Bylaws of Viasystems Group, Inc.*

 4.1      Credit Agreement, dated as of March 29, 2000, among Viasystems Group,
          Inc., as Guarantor, Viasystems, Inc., as U.S. Borrower, Viasystems
          Canada, Inc. and Print Service Holding N.V., as Foreign Subsidiary
          Borrowers, The Several Banks and other Financial Institutions parties thereto, The Chase Manhattan Bank of Canada, as Canadian
          Administrative Agent, Chase Manhattan Bank International Limited, as
          Multicurrency Administrative Agent, and The Chase Manhattan Bank, as
          Administrative Agent, Bank of America, N.A. as Syndication Agent,
          Bankers Trust Company, as Syndication Agent, and Chase Securities
          Inc., as Sole Book Manager and Sole Lead Arranger.*

 10.22 Termination and Release Agreement, dated as of March 29, 2000, by and among Viasystems, Group, Inc., Viasystems, Inc., Viasystems
          Technologies Corp., Viasystems Canada, Inc. (f/k/a Circo Craft Co.
          Inc.), PCB Investments Limited, Viasystems International, Inc.,
          Viasystems Group Limited (f/k/a PCB Acquisition Limited), Chips
          Acquisition Limited, and Hicks, Muse & Co. Partners, L.P.*

 27.1     Financial Data Schedule of Viasystems Group, Inc.*






--------------

* Filed herewith