Form 10-Q
period 2000-06-30
VIASYSTEMS GROUP INC
filed 2000-08-11
CIK 1101169

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2000
                              --------------------------------------------

                                       OR

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

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

                                YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Outstanding at
                     Class                 August 5, 2000
            ----------------------       ------------------
            Viasystems Group, Inc.
                 Common Stock            133,824,278 shares

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Viasystems Group, Inc. & Subsidiaries
      Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000....................  2
      Condensed Consolidated Statements of Operations and Comprehensive Income for the
          three and six months ended June 30, 1999 and 2000..............................................  3
      Condensed Consolidated Statements of Cash Flows for the six months ended
          June 30, 1999 and 2000.........................................................................  4
      Notes to Condensed Consolidated Financial Statements...............................................  5

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition......... 13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................................... 18

PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds..................................................... 19

Item 5.    Other Information............................................................................. 19

Item 6.    Exhibits and Reports on Form 8-K.............................................................. 20

SIGNATURES............................................................................................... 21

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                        December 31,       June 30,
                                                            1999             2000
                                                        ------------     -----------
                                                                         (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents........................  $    22,839      $    22,445
     Accounts receivable, net.........................      236,455          275,526
     Inventories......................................      176,125          193,947
     Prepaid expenses and other.......................       51,010           54,004
                                                        -----------      -----------
        Total current assets..........................      486,429          545,922
Property, plant and equipment, net....................      482,144          410,270
Intangibles and other assets..........................      340,653          373,691
                                                        -----------      -----------
        Total assets..................................  $ 1,309,226      $ 1,329,883
                                                        ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current maturities of long-term obligations......  $    27,851      $    21,024
     Accounts payable.................................      187,632          176,593
     Accrued and other liabilities....................      128,392           94,904
     Income taxes payable.............................       25,163           20,437
                                                        -----------      -----------
        Total current liabilities.....................      369,038          312,958
     Long-term obligations, less current maturities...    1,334,672          945,480
     Other long-term liabilities......................       97,121           31,251
Preferred Stock:
     Series B preferred stock.........................       41,273           43,608
Stockholders' deficit:
     Common stock.....................................          780            1,338
     Class A common stock.............................           59               --
     Class A series II common stock...................           62               --
     Paid-in capital..................................      668,482        1,480,289
     Note due from affiliate..........................           --         (119,277)
     Accumulated deficit..............................   (1,178,954)      (1,338,075)
     Treasury stock, at cost..........................         (162)            (162)
     Accumulated other comprehensive loss.............      (23,145)         (27,527)
                                                        -----------      -----------
        Total stockholders' deficit...................     (532,878)          (3,414)
                                                        -----------      -----------
        Total liabilities and stockholders' deficit...  $ 1,309,226      $ 1,329,883
                                                        ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     Three Months Ended      Six Months Ended
                                                                                          June 30,               June 30,
                                                                                      1999        2000       1999        2000
                                                                                   ---------   ---------  ---------   ---------
Net sales ......................................................................   $ 312,882   $ 358,285  $ 622,525   $ 742,869
Operating expenses:
    Cost of goods sold .........................................................     229,905     269,425    463,787     572,699
    Selling, general and administrative (including
      one-time  non-cash compensation charges of $104,351 in
      March 2000) ..............................................................      24,610      27,855     54,192     166,471
    Depreciation ...............................................................      27,751      23,460     52,435      51,778
    Amortization ...............................................................      12,567      11,946     25,217      24,295
                                                                                   ---------   ---------  ---------   ---------
         Operating income (loss) ...............................................      18,049      25,599     26,894     (72,374)
Other expense (income):
    Interest expense ...........................................................      27,208      21,494     53,183      59,263
    Amortization of deferred financing costs ...................................       1,592         856      3,083       2,649
    Other, net .................................................................         367         (27)     1,566         647
                                                                                   ---------   ---------  ---------   ---------
Income (loss) before income taxes and cumulative effect of
    a change in accounting principle and extraordinary item ....................     (11,118)      3,276    (30,938)   (134,933)
Provision (benefit) for income taxes ...........................................      (2,504)        492     (7,736)     (7,008)
                                                                                   ---------   ---------  ---------   ---------
Net income (loss) before cumulative effect of a change in
    accounting principle and extraordinary item ................................      (8,614)      2,784    (23,202)   (127,925)
Cumulative effect on prior years - write-off of start-up
    costs, net of income tax benefit of $6,734 .................................          --          --     18,443          --
Extraordinary item - loss on early extinguishment of debt,
    net of income tax benefit of $0 ............................................          --          --         --      31,196
                                                                                   ---------   ---------  ---------   ---------
Net income (loss) ..............................................................      (8,614)      2,784    (41,645)   (159,121)
Other comprehensive loss:
     Foreign currency translation adjustments ..................................     (13,620)    (10,598)   (38,633)     (4,382)
                                                                                   ---------   ---------  ---------   ---------
Comprehensive loss .............................................................   $ (22,234)  $  (7,814) $ (80,278)  $(163,503)
                                                                                   =========   =========  =========   =========
Basic income (loss) per weighted average common share:
     Before cumulative effect of a change in accounting
        principle and extraordinary item .......................................   $    (.17)  $     .01  $    (.43)  $   (1.21)
     Cumulative effect .........................................................          --          --       (.32)         --
     Extraordinary item ........................................................          --          --         --        (.29)
                                                                                   ---------   ---------  ---------   ---------
     Net income (loss) .........................................................   $    (.17)  $     .01  $    (.75)  $   (1.50)
                                                                                   =========   =========  =========   =========
Diluted income (loss) per weighted average common share:
     Before cumulative effect of a change in accounting
        principle and extraordinary item .......................................   $    (.19)  $     .01  $    (.50)  $   (1.21)
     Cumulative effect .........................................................          --          --       (.36)         --
     Extraordinary item ........................................................          --          --         --        (.29)
                                                                                   ---------   ---------  ---------   ---------
     Net income (loss) .........................................................   $    (.19)  $     .01  $    (.86)  $   (1.50)
                                                                                   =========   =========  =========   =========

     See accompanying notes to condensed consolidated financial statements.

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                         ---------------------
                                                                                           1999         2000
                                                                                         --------    ---------
Cash flows provided by (used in) operating activities:
Net loss .............................................................................   $(41,645)   $(159,121)
Adjustments to reconcile net loss to net cash from operating activities:
   Depreciation ......................................................................     52,435       51,778
   Amortization of intangibles .......................................................     25,217       24,295
   Amortization of deferred financing costs ..........................................      3,083        2,649
   Investment income earned from joint venture .......................................         --         (543)
   Cumulative effect of a change in accounting principle -
      write-off of start-up costs ....................................................     25,177           --
   Non-cash compensation charges .....................................................         --      104,351
   Extraordinary item - loss on early extinguishment of debt .........................         --       31,196
   Deferred taxes ....................................................................       (469)      (7,008)
   Change in assets and liabilities, net of acquisitions:
      Accounts receivable, net .......................................................     (3,890)     (84,325)
      Inventories ....................................................................     (6,499)     (17,339)
      Prepaid expenses and other .....................................................     (3,023)      (8,709)
      Accounts payable and accrued and other liabilities .............................     (8,283)       2,765
      Income taxes payable ...........................................................    (14,199)      (5,471)
                                                                                         --------    ---------
Net cash provided by (used in) operating activities ..................................     27,904      (65,482)
Cash flows used in investing activities:
   Acquisitions, net of cash acquired ................................................     (9,341)    (106,394)
   Purchase of the Wire Harness Business .............................................         --     (210,798)
   Capital expenditures ..............................................................    (50,677)     (62,621)
                                                                                         --------    ---------
Net cash used in investing activities ................................................    (60,018)    (379,813)
Cash flows provided by (used in) financing activities:
   Equity proceeds (repurchases) .....................................................        (27)     864,834
   Distribution to stockholders ......................................................         --      (16,213)
   Repayment of term loans outstanding under the Third Amended and
      Restated Credit Agreement, net of cash collateral ..............................    (16,000)    (346,262)
   Borrowings under the Credit Agreement .............................................         --      150,000
   Net borrowings (repayments) of revolving loans under the Third Amended and Restated
      Credit Agreement ...............................................................     48,199     (179,301)
   Net repayments of other long-term obligations .....................................     (9,020)      (9,548)
   Financing costs ...................................................................         --      (19,692)
   Net receipt from parent ...........................................................      2,328           48
                                                                                         --------    ---------
Net cash provided by financing activities ............................................     25,480      443,866
Net effect of exchange rate changes on cash ..........................................       (659)       1,035
                                                                                         --------    ---------
Net change in cash and cash equivalents ..............................................     (7,293)        (394)
Cash and cash equivalents - beginning of the period ..................................      9,335       22,839
                                                                                         --------    ---------
Cash and cash equivalents - end of the period ........................................   $  2,042    $  22,445
                                                                                         ========    =========


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


1.   BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

         The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. (the "Company") and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form S-1 and other filings made with the Securities and Exchange Commission.

2.       ACQUISITIONS

         In March 2000, the Company acquired all of the outstanding shares of Wirekraft Industries, Inc. (the "Wire Harness Business"), a wholly owned subsidiary of International Wire Group, Inc., an affiliate of Hicks, Muse, Tate & Furst Incorporated ("HMTF") (the "Wire Harness Acquisition") for a cash purchase price of $210,798. The Wire Harness Business manufactures and assembles wire harness products. The Wire Harness Acquisition occurred immediately prior to the Company's initial public offering. The Company and International Wire Group, Inc. are considered entities under common control. Accordingly, the acquisition has been accounted for on an "as if pooling basis", with the excess purchase price over book value acquired accounted for as a distribution to the Company's stockholders. Additionally, as the acquisition has been accounted for on an "as if pooling basis", the Company's condensed consolidated financial statements have been restated to reflect the acquisition as if it occurred at the beginning of the first period presented. A reconciliation of the previously reported results for the three and six months ended June 30, 1999 to the results in this Form 10-Q is as follows:

                                Three            Six
                             Months Ended    Months Ended
                            June 30, 1999   June 30, 1999
                            -------------   -------------
Net sales:
   As previously reported.... $ 260,404      $ 520,385
   Wire Harness Business.....    52,478        102,140
                              ---------      ---------
                              $ 312,882      $ 622,525
                              =========      =========

Net income (loss):
   As previously reported.... $ (10,910)     $ (45,081)
   Wire Harness Business.....     2,296          3,436
                              ---------      ---------
                              $  (8,614)     $ (41,645)
                              =========      =========

     In March 2000, the Company acquired Marconi Communications Inc.'s Network Components & Services European and China operations ("NC&S"), for a cash purchase price of approximately $115,000 (the "NC&S

Acquisition"). Accordingly, the results of operations of NC&S since acquisition are included in the results of operations of the Company.

     The NC&S Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The excess purchase price over fair values has been preliminarily allocated to goodwill and is being amortized over its estimated useful life of 20 years.

     The total purchase price including fees and expenses has been preliminarily allocated to the acquired net assets as follows:

     Current assets................... $  71,321
     Property, plant and equipment....    19,868
     Goodwill.........................    66,091
     Other non-current assets.........    12,632
     Current liabilities..............   (51,951)
     Non-current liabilities..........    (2,961)
                                       ---------
        Total......................... $ 115,000
                                       =========


         In June 2000, the Company acquired Top Line Electronics Corporation ("Top Line") by issuing 1,580,768 shares of the Company's common stock (the "Top Line Acquisition"), preliminarily valued at $38,400. This is subject to adjustment based on (i) the performance of Top Line's business through July 31, 2000 and (ii) the price of the Company's common stock. Top Line, located in San Jose, California, offers design and prototype services, PCB assembly, and full system assembly and testing. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Top Line since acquisition are included in the results of operations of the Company. The excess purchase price over fair values has been preliminarily allocated to goodwill and is being amortized over its estimated useful life of 20 years.

         Included below is unaudited pro forma financial data setting forth condensed results of operations of the Company for the three and six months ended June 30, 1999 and 2000, as though the NC&S and Top Line acquisitions had occurred at January 1, 1999.


                                                   Three Months Ended           Six Months Ended
                                                        June 30,                     June 30,
                                                -----------------------     ------------------------
                                                  1999           2000          1999           2000
Net sales...................................... $ 369,838      $382,078     $ 727,728      $ 834,684
Net income (loss) before extraordinary item....    (8,379)        4,177       (52,596)      (126,042)
Net income (loss)..............................    (8,379)        4,177       (52,596)      (157,238)

Basic net income (loss) per share.............. $    (.16)     $    .02     $    (.94)     $   (1.48)
Diluted net income (loss) per share............ $    (.19)     $    .02     $   (1.08)     $   (1.48)

3.   INVENTORIES

         The composition of inventories at June 30, 2000, is as follows:

Raw materials .........................     $ 82,769
Work-in-process .......................       43,593
Finished goods ........................       67,585
                                            --------
Total .................................     $193,947
                                            ========

4.   LONG-TERM OBLIGATIONS

         The composition of long-term obligations at June 30, 2000, is as follows:

Credit Agreement:
    Term facilities, net of cash collateral ...........   $150,000
Senior Subordinated Notes due 2007 ....................    400,000
Series B Senior Subordinated Notes due 2007 ...........    100,000
Series B Senior Subordinated Notes due 2007, premium...      3,664
Chips Loan Notes ......................................    285,312
Other debt ............................................     27,528
                                                          --------
                                                           966,504
Less: current maturities ..............................     21,024
                                                          --------
                                                          $945,480
                                                          ========


         The Company used a portion of the proceeds from the initial public offering to repay all amounts due under the Third Amended and Restated Credit Agreement. At which time, the Company as guarantor, and certain subsidiaries, as borrowers, entered into a new senior credit agreement (the "Credit Agreement"). The Credit Agreement provides for (i) a $300,000 term loan facility consisting of (a) a $150,000 term loan (the "Term Loan B") and (b) a second $150,000 term loan (the "Chips Term Loan B"), (ii) $153,100 term loan facility (the "Chips Term Loan A" together with the Chips Term Loan B, the "Chips Term Loan") and
(iii) a $175,000 revolving loan (the "Revolver"). The Chips Term Loan is an unfunded term loan facility that may be drawn upon by the Company so that it may satisfy the loan notes issued in connection with the acquisition of Interconnection Systems (Holdings) Limited ("ISL") (the "Chips Loan Notes"). Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on substantially all of the material assets of the Company and its subsidiaries.

         At June 30, 2000, the Company had $150,000 outstanding under the Term Loan B and $150,000 under the Chips Term Loan B. The $150,000 outstanding under the Chips Term Loan B has been fully cash collateralized. At June 30, 2000, the Company had no borrowings outstanding under the Revolver.

5.       EXTRAORDINARY ITEM

         During the quarter ended March 31, 2000, the Company recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31,196 (net of income tax benefit of $0) related to deferred financing fees incurred on debt under the old credit agreement retired before maturity with proceeds from the initial public offering.

6.       NON-CASH COMPENSATION EXPENSE AND OTHER CHARGES

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

         Also in connection with the initial public offering, the Company reclassified each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This reclassification eliminated the variable terms of the class A and class A series II common stock and resulted in a one-time non-cash compensation expense charge of approximately $62,945 recorded during the three months ended March 31, 2000.

         Additionally, in connection with the initial public offering, the Company terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of HMTF. As consideration for HMTF's willingness to agree to such termination, the Company granted to an affiliate of HMTF and partners of HMTF options to purchase an aggregate 2,134,000 shares of the Company's common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time non-cash compensation expense charge of approximately $7,771 recorded during the three months ended March 31, 2000.

7.       BUSINESS SEGMENT INFORMATION

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

    Pertinent financial data by major geographic segments is as follows:


                                    Three Months Ended            Six Months Ended
                                         June 30,                     June 30,
                                ------------------------      ------------------------
                                   1999           2000           1999           2000
                                ---------      ---------      ---------      ---------
Net sales:
   North America ..........     $ 206,332      $ 228,097      $ 398,605      $ 435,594
   Europe .................       109,441         73,629        229,895        203,388
   Asia ...................            --         62,129             --        113,660
   Eliminations ...........        (2,891)        (5,570)        (5,975)        (9,773)
                                ---------      ---------      ---------      ---------
   Total ..................     $ 312,882      $ 358,285      $ 622,525      $ 742,869
                                =========      =========      =========      =========
Operating income (loss):
   North America ..........     $  29,669      $  14,662      $  53,177      $ (79,439)
   Europe .................       (11,620)         3,078        (26,283)        (6,219)
   Asia ...................            --          7,859             --         13,284
   Eliminations ...........            --             --             --             --
                                ---------      ---------      ---------      ---------
   Total ..................     $  18,049      $  25,599      $  26,894      $ (72,374)
                                =========      =========      =========      =========


8.       INITIAL PUBLIC OFFERING

         On March 24, 2000, the Company completed an initial public offering of 44,000,000 shares of common stock at $21.00 per share with net proceeds of $873,180. The Company used the proceeds from the offering to fund the acquisition of the Wire Harness Business, to repay amounts outstanding under the Third Amended and Restated Credit Agreement and for general corporate purposes.

9.       TRANSFER TO STOCKHOLDERS

         On March 29, 2000, the Company effected a transfer to European PCB Group (Caymans) Limited ("NewCo"), a company owned by certain of the Company's stockholders, of all the capital stock of certain businesses in Europe. As a result, NewCo consists primarily of the operations formerly conducted by Forward Group Plc ("Forward"), Zincocelere S.p.A. ("Zincocelere"), ISL and the PCB production facility of Ericsson Telecom AB ("Viasystems Sweden" or the "Ericsson Facility"). In consideration for the transfer, NewCo delivered notes payable to the Company for approximately $124,000 in the aggregate, which have been classified as a component of stockholders' equity. The notes each have a 10-year term and bear interest at a rate of 9% per annum, payable in kind by the issuance of additional notes. The net assets transferred totaled $97,141, net of cash.

10.      STOCK SPLIT

         On March 23, 2000, in connection with the initial public offering, the Company declared a reverse stock split and reclassified each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. Each share of common stock was converted into 1/6 of a share of common stock. All share and per share data have been restated for the reverse split.


11.      EARNINGS PER SHARE

         Basic earnings per common share amounts are computed using the weighted average number of common shares outstanding during the period. Basic earnings per weighted average common share are computed as follows:

                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                        -------------------------------      -------------------------------
                                                            1999               2000              1999              2000
                                                        ------------      -------------      ------------      -------------
Income (loss) before cumulative effect of a change
   in accounting principle and extraordinary item ...   $     (8,614)     $       2,784      $    (23,202)     $    (127,925)
Plus paid-in-kind dividends and accretion on
  preferred stock ...................................         (1,043)            (1,187)           (2,053)            (2,335)
Less loss attributable to class A common
  shareholders ......................................            897                 --             2,438                 --
Less loss attributable to class A series II
  common shareholders ...............................            370                 --               966                 --
                                                        ------------      -------------      ------------      -------------
Income (loss) available to common shareholders
   before cumulative effect of a change in
   accounting principle and extraordinary item ......   $     (8,390)     $       1,597      $    (21,851)     $    (130,260)
                                                        ============      =============      ============      =============
Basic weighted average common shares
    outstanding .....................................     50,645,497        132,530,467        50,531,592        107,649,703
Basic income (loss) per weighted average common
   share before cumulative effect of a change in
   accounting principle and extraordinary item ......   $       (.17)     $         .01      $       (.43)     $       (1.21)
                                                        ============      =============      ============      =============
Basic net income (loss) per weighted average
   common share .....................................   $       (.17)     $         .01      $       (.75)     $       (1.50)
                                                        ============      =============      ============      =============

     Losses attributable to class A and class A series II common stock are calculated on a one to one basis using the weighted average shares outstanding before conversion as these classes have identical rights and privileges with respect to dividends and voting as the common shares.

   Diluted earnings per weighted average common share are computed as follows:

                                                                      Three Months Ended                   Six Months Ended
                                                                           June 30,                            June 30,
                                                                   1999               2000              1999               2000
                                                               ------------      -------------      ------------      -------------
Income (loss) before cumulative effect of a change
   in accounting principle and extraordinary item .........    $     (8,614)     $       2,784      $    (23,202)     $    (127,925)
Plus paid-in-kind dividends and accretion on
  preferred stock .........................................          (1,043)            (1,187)           (2,053)            (2,335)
                                                               ------------      -------------      ------------      -------------
Income (loss) available to common shareholders
   before cumulative effect of a change in
   accounting principle and extraordinary item ............          (9,657)             1,597           (25,255)          (130,260)
                                                               ============      =============      ============      =============
Weighted average common shares  outstanding ...............      50,645,497        134,550,013        50,531,592        107,649,703
Common shares assuming conversion of class A and
  class A series II .......................................         223,403                 --           223,403                 --
                                                               ------------      -------------      ------------      -------------
Diluted weighted average common shares outstanding               50,868,900        134,550,013        50,754,995        107,649,703
Diluted income (loss) per weighted average common
   share before cumulative effect of a change in
   accounting principle and extraordinary item ............    $       (.19)     $         .01      $       (.50)     $       (1.21)
                                                               ============      =============      ============      =============
Diluted net income (loss) per weighted average
   common share ...........................................    $       (.19)     $         .01      $       (.86)     $       (1.50)
                                                               ============      =============      ============      =============

         Shares assumed in the conversion of class A and class A series II common stock are calculated on an as if converted basis using the formula set forth in the Company's Certificate of Incorporation, which yields a less than one to one ratio.

         As a result of losses incurred for the three and six months ended June 30, 1999 and the six months ended June 30, 2000, the following potentially dilutive securities were not included in diluted earnings per share because their inclusion would be anti-dilutive:


                               1999          2000
                            ---------     ---------
Performance options ...     2,802,900            --
Stock options .........     1,102,996     5,041,925
Stock warrants ........       136,645       136,645

12.      NEW ACCOUNTING PRONOUNCEMENTS

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

GENERAL

         The Company is a leading worldwide provider of electronics manufacturing services, or EMS. The Company serves primarily the telecommunications and networking industries, which it believes to be the fastest-growing customer segments of the estimated $73 billion EMS market. The Company offers a wide range of products and services to original equipment manufacturers of electronic products. These products and services consist of the design and fabrication of PCBs, in particular highly complex multi-layered PCBs, the manufacture of custom-designed backpanel assemblies, the manufacture of complex PCB assemblies, the design and manufacture of wire harnesses and cable assemblies, the procurement and management of materials and the assembly and testing of our customers' complete systems and products.

DEVELOPMENT

         The Company was formed in 1996 by HMTF and Mills & Partners, Inc. to create a preferred global manufacturing provider to leading original equipment manufacturers through acquisitions of PCB fabricators and backpanel assemblers. The Company had no operations prior to the first acquisition in October 1996

         During the past twenty-one months, the Company has broadened its focus to become a full-solution provider in the electronics manufacturing services industry. This change occurred as a result of the recognition that many of the next generation products in the telecommunications and networking industries require highly advanced PCBs and backpanel assemblies. As a result, management made a strategic decision to capitalize on the Company's capabilities and compete for the complete assembly of its customers' products that utilize our PCBs and backpanels.

         In connection with this initiative, the Company opened four new facilities in the later part of 1998. The four new facilities broadened the product offerings by expanding its backpanel assembly capabilities as well as adding full system assembly and test capabilities. In addition, in 1999 the Company consummated the acquisitions of PAGG and Kalex. The PAGG and Kalex acquisitions added PCB assembly capabilities and expanded its full system assembly and test capabilities. The acquisition of the Wire Harness Business in March 2000 added the design and manufacture of wire harnesses and cable assemblies to our capabilities. In 2000, the Company also enhanced its EMS capabilities with the acquisitions of NC&S and Top Line.

ACQUISITIONS

         A significant portion of our growth has been generated through acquisitions completed since 1996. Our business includes twelve acquired businesses, including the following acquisitions in 2000:

         o the purchase of the Wire Harness Business, a business engaged in the assembly of wire harness products, in the United States and Mexico, in March 2000, for $210.8 million cash;

         o the purchase of NC&S, a business engaged in electronic manufacturing services primarily to telecommunication customers with operations in the United Kingdom, Italy and China, in March 2000, for $115.0 million in cash; and

         o the purchase of Top Line, a business engaged in design and prototype services, PCB assembly, full system assembly and testing, in San Jose, California in June 2000, for 1,580,768 shares of the Company's common stock (subject to adjustment based on (i) the performance of Top Line's business through July 31, 2000 and (ii) the price of the Company's common stock).

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Net sales for the three months ended June 30, 2000, were $358.3 million, representing a $45.4 million, or 14.5% increase from the same period in 1999. The increase was primarily a result of acquisitions completed in 1999 and 2000, in addition to volume growth in the telecom/datacom industry, partially offset by the reduction in sales associated with the distribution of NewCo in March 2000.

         Cost of goods sold for the three months ended June 30, 2000, was $269.4 million, or 75.2% of sales compared to $229.9 million, or 73.5% of sales for the three months ended June 30, 1999. Cost of goods sold as a percent of net sales increased primarily due to costs incurred associated with the ramp-up of higher technology PCBs and backpanels in North America and Europe, costs associated with the Chinese capacity expansion and a higher percentage of EMS sales during the second quarter of 2000 which have lower margins.

         Selling, general and administrative expenses for the three months ended June 30, 2000, of $27.9 million increased by $3.2 million versus the comparable period in 1999. These costs increased primarily due to increases in general and administrative expenses related to certain acquisitions completed in 1999 and 2000, partially offset by a reduction in selling, general and administrative expenses associated with the distribution of NewCo in March 2000 and cost reduction activities undertaken by the Company.

         Other expense decreased $6.9 million, from $29.2 million for the quarter ended June 30, 1999 to $22.3 million for the same period of 2000, primarily due to reduced interest expense related to the recapitalization in connection with the initial public offering completed in March 2000.

         Depreciation and amortization decreased $4.9 million, from $40.3 million for the quarter ended June 30, 1999 to $35.4 million for the same period of 2000, primarily as a result of depreciation and amortization expense associated with the distribution of NewCo in March 2000. This decrease was partially offset by the impact to depreciation of acquired fixed assets and amortization of acquired intangibles from certain acquisitions completed in 1999 and 2000.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Net sales for the six months ended June 30, 2000, were $742.9 million, representing a $120.3 million, or 19.3% increase from the same period in 1999. The increase was primarily a result of acquisitions completed in 1999 and 2000, in addition to volume growth in the telecom/datacom industry, partially offset by the reduction in sales associated with the distribution of NewCo in March 2000.

         Cost of goods sold for the six months ended June 30, 2000, was $572.7 million, or 77.1% of sales compared to $463.8 million, or 74.5% of sales for the six months ended June 30, 1999. Cost of goods sold as a percent of net sales increased primarily due to costs incurred associated with the ramp-up of higher technology PCBs and backpanels in North America and Europe, costs associated with the start-up of the Chinese capacity expansion and a higher percentage of EMS sales in 2000 which have lower margins.

         Selling, general and administrative expenses (excluding one-time non-cash charges of $104.4 million in March 2000, as described below) for the six months ended June 30, 2000 of $62.1 million increased by $7.9 million versus the comparable period in 1999. These costs increased primarily due to increases in general and administrative expenses related to certain acquisitions completed in 1999 and 2000. These increases were partially offset by a reduction in expenses associated with the distribution of NewCo in March 2000 and cost containment efforts resulting from headcount reductions made at our corporate offices in 1999.

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

         Also in connection with the initial public offering in March 2000, the Company reclassified each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This reclassification eliminated the variable terms of the class A and class A series II common stock and resulted in a one-time non-cash compensation expense charge of approximately $62.9 million recorded during the three months ended March 31, 2000.

         Additionally, in connection with the initial public offering in March 2000, the Company terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of HMTF. As consideration for HMTF's willingness to agree to such termination, the Company granted to an affiliate of HMTF and partners of HMTF options to purchase an aggregate 2,134,000 shares of the Company's common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time non-cash compensation expense charge of approximately $7.8 million recorded during the three months ended March 31, 2000.

         Other expense increased $4.8 million, from $57.8 million for the six months ended June 30, 1999 to $62.6 million for the same period of 2000, primarily due to increased interest expense related to the debt financing incurred to fund the August 1999 acquisition of Kalex, partially offset by reduced interest expense in second quarter 2000 related to the recapitalization completed in connection with the initial public offering in March 2000.

         Depreciation and amortization decreased $1.6 million, from $77.7 million for the six months ended June 30, 1999 to $76.1 million for the same period of 2000, primarily as a result of depreciation and amortization expense associated with the distribution of Newco in March 2000. This decrease was offset by the impact to depreciation of acquired fixed assets and amortization of acquired intangibles from certain acquisitions completed in 1999 and 2000.

         During 1999, the Company recorded a one-time non-cash cumulative effect of a change in accounting principle of $18.4 million (net of $6.7 million income tax benefit) related to the write-off of the net book value of start-up costs as of January 1, 1999.

         During the quarter ended March 31, 2000, the Company recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31.2 million (net of $0 income tax benefit) related to deferred financing fees incurred on debt under the old credit agreement, which was retired before maturity with proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company expects its primary sources of cash will be cash on hand, cash from operating activities and Revolver borrowings under the Credit Agreement. The Company's principal liquidity requirements will be for debt service requirements, working capital needs and capital expenditures. In addition, the potential for acquisitions of other businesses by the Company in the future likely may require additional debt and/or equity financing.

         Net cash used in operating activities was $65.5 million for the six months ended June 30, 2000, compared to net cash provided by operating activities of $27.9 million for the same period in 1999. The decrease in net cash provided by operating activities relates primarily to an increase in revenues, timing of receipts from certain major customers and investments in inventories.

         Net cash used in investing activities was $379.8 million for the six months ended June 30, 2000, compared to $60.0 million for the six months ended June 30, 1999. In 2000, net cash used in investing activities included $317.2 million related to the acquisitions of the Wire Harness Business, NC&S and Top Line with the remainder related to capital expenditures. The net cash used in investing activities for the first half of 1999 included $9.3 million related to the PAGG Acquisition with the remainder used for capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         At June 30, 2000, approximately $435.3 million of the Company's long-term debt, specifically borrowings outstanding under the Credit Agreement and the Chips Loan Notes, bear interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the three and six months ended June 30, 2000, would have increased by approximately $2.2 million and $4.4 million, respectively. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) During the quarter ended June 30, 2000, the Company issued an aggregate of 1,580,768 shares of its common stock in exchange for all of the outstanding capital stock of Top Line Electronics Corporation. The shares were issued pursuant to an exemption by reason of Section 3(a)(10) of the Securities Act of 1933, as amended. The terms and conditions of such issuances were approved after a hearing upon the fairness of such terms and conditions by a government authority expressly authorized by the law to grant such approval.


ITEM 5.       OTHER INFORMATION

SUBMISSION OF PROPOSALS FOR 2001 ANNUAL MEETING OF STOCKHOLDERS

              Proposals of stockholders intended to be presented at the Company's 2001 Annual Meeting must be received by the Company no later than December 15, 2000 in order to be considered for inclusion in the Company's proxy statement and form of proxy relating to such meeting. Such proposals should be directed to Viasystems Group, Inc., 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105, Attention: Corporate Secretary. Proposals must comply with the rules and regulations of the Securities Exchange Commission relating to stockholder proposals in order to be considered for inclusion in the proxy material.

              In accordance with the Company's bylaws, stockholder proposals for the Company's 2001 Annual Meeting must be submitted in writing and received by the Company no later than the 10th day following the earlier of the date on which notice of the meeting is first mailed to stockholders or the date on which the meeting date is otherwise first made public. Otherwise, in accordance with the rules and regulations of the Securities and Exchange Commission, the proxies named in the Company's proxy material will have discretionary authority to vote on any such proposal, without any discussion of the proposal in the Company's proxy material.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                  3.1 Amended and Restated Certificate of Incorporation of Viasystems Group. Inc. (incorporated by reference to exhibit 3.1 to the Form 10-Q of the Company filed on May 10, 2000).

                  3.2 Amended and Restated Bylaws of Viasystems Group, Inc. (incorporated by reference to exhibit 3.2 to the Form 10-Q of the Company filed on May 10, 2000).

                  27.1     Financial Data Schedule of Viasystems Group, Inc.*

              (b)   Reports on Form 8-K
                    None.


---------------
*Filed herewith

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      VIASYSTEMS GROUP, INC.

Dated:  August 10, 2000               By:
                                                 /s/ David M. Sindelar
                                             ----------------------------------
                                      Name:  David M. Sindelar
                                      Title: Senior Vice President and
                                             Chief Financial Officer

                                      By:
                                                 /s/ Joseph S. Catanzaro
                                             -----------------------------------
                                      Name:  Joseph S. Catanzaro
                                      Title: Senior Vice President - Finance and
                                             Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                        DESCRIPTION
-------                                       -----------

   3.1         Amended and Restated Certificate of Incorporation of Viasystems Group. Inc.
               (incorporated by reference to exhibit 3.1 to the Form 10-Q of the Company filed on
               May 10, 2000).

   3.2         Amended and Restated Bylaws of Viasystems Group, Inc. (incorporated by reference to exhibit 3.2 to the Form 10-Q of the Company filed on May 10, 2000).

   27.1        Financial Data Schedule of Viasystems Group, Inc.*


---------------
*Filed herewith