Form 10-Q
period 2000-09-30
VIASYSTEMS GROUP INC
filed 2000-10-23
CIK 1101169

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from        to
                               ------    ------

                                    001-15755
                            (Commission File Number)

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

                                YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                        Outstanding at
                  Class                 October 9, 2000
       --------------------------    ------------------
         Viasystems Group, Inc.
              Common Stock            133,839,209 shares

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Viasystems Group, Inc. & Subsidiaries
      Condensed Consolidated Balance Sheets as of December 31, 1999 and
          September 30, 2000...............................................  2
      Condensed Consolidated Statements of Operations and Comprehensive
          Income for the three and nine months ended September 30, 1999
          and 2000........................................................   3
      Condensed Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1999 and 2000...............................   4
      Notes to Condensed Consolidated Financial Statements................   5

Item 2.    Management's Discussion and Analysis of Results of Operations
               and Financial Condition....................................  13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....  18

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...............................  19

SIGNATURES................................................................  20

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           December 31,  September 30,
                                                              1999          2000
                                                          -----------    ----------
                                                                         (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents ........................   $    22,839    $    51,453
     Accounts receivable, net .........................       236,455        273,787
     Inventories ......................................       176,125        202,950
     Prepaid expenses and other .......................        51,010         88,359
                                                          -----------    -----------
        Total current assets ..........................       486,429        616,549
Property, plant and equipment, net ....................       482,144        427,067
Intangibles, net and other assets .....................       340,653        360,993
                                                          -----------    -----------
        Total assets ..................................   $ 1,309,226    $ 1,404,609
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current maturities of long-term obligations ......   $    27,851    $    17,533
     Accounts payable .................................       187,632        197,795
     Accrued and other liabilities ....................       133,563        133,421
     Income taxes payable .............................        25,163         21,114
                                                          -----------    -----------
        Total current liabilities .....................       374,209        369,863
     Long-term obligations, less current maturities ...     1,334,672        984,689
     Other long-term liabilities ......................        96,319         31,571
Preferred Stock:
     Series B preferred stock .........................        41,273         44,834
Stockholders' deficit:
     Common stock .....................................           780          1,338
     Class A common stock .............................            59             --
     Class A series II common stock ...................            62             --
     Paid-in capital ..................................       664,113      1,456,912
     Note due from affiliate ..........................            --       (114,814)
     Accumulated deficit ..............................    (1,178,954)    (1,328,556)
     Treasury stock, at cost ..........................          (162)          (162)
     Accumulated other comprehensive loss .............       (23,145)       (41,066)
                                                          -----------    -----------
        Total stockholders' deficit ...................      (537,247)       (26,348)
                                                          -----------    -----------
        Total liabilities and stockholders' deficit ...   $ 1,309,226    $ 1,404,609
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
                                   (UNAUDITED)

                                                                          Three Months Ended            Nine Months Ended
                                                                            September 30,                  September 30,
                                                                      -------------------------    --------------------------
                                                                         1999           2000           1999           2000
                                                                      ----------    -----------    -----------    -----------
Net sales ........................................................   $   316,396    $   406,504    $   938,921    $ 1,149,373
Operating expenses:
    Cost of goods sold ..........................................        245,695        308,855        709,482        881,554
    Selling, general and administrative (including
      one-time  non-cash compensation charges of $104,351
      in March 2000) .............................................        31,315         28,489         85,507        194,960
    Depreciation ................................................         31,108         23,114         83,543         74,892
    Amortization .................................................        17,722         11,259         42,939         35,554
    Write-off of acquired in-process R&D .........................        17,600             --         17,600             --
                                                                     -----------    -----------    -----------    -----------
         Operating income (loss) .................................       (27,044)        34,787           (150)       (37,587)
Other expense (income):
    Interest expense .............................................        32,675         23,082         85,858         82,345
    Amortization of deferred financing costs .....................         1,658            885          4,741          3,534
    Other, net ...................................................         2,164           (379)         3,730            268
                                                                     -----------    -----------    -----------    -----------
Income (loss) before income taxes and cumulative effect of
    a change in accounting principle and extraordinary item ......       (63,541)        11,199        (94,479)      (123,734)
Provision (benefit) for income taxes .............................       (16,836)         1,680        (24,572)        (5,328)
                                                                     -----------    -----------    -----------    -----------
Net income (loss) before cumulative effect of a change in
    accounting principle and extraordinary item ..................       (46,705)         9,519        (69,907)      (118,406)
Cumulative effect on prior years - write-off of start-up
    costs, net of income tax benefit of $6,734 ...................            --             --         18,443             --
Extraordinary item - loss on early extinguishment of debt,
    net of income tax benefit of $0 ..............................            --             --             --         31,196
                                                                     -----------    -----------    -----------    -----------
Net income (loss) ................................................       (46,705)         9,519        (88,350)      (149,602)
Other comprehensive income (loss):
     Foreign currency translation adjustments ....................        21,489        (13,539)       (17,144)       (17,921)
                                                                     -----------    -----------    -----------    -----------
Comprehensive loss ...............................................   $   (25,216)   $    (4,020)   $  (105,494)   $  (167,523)
                                                                     ===========    ===========    ===========    ===========

Basic income (loss) per weighted average common share:
     Before cumulative effect of a change in accounting
        principle and extraordinary item .........................   $     (0.60)   $      0.06    $     (1.12)   $     (1.02)
     Cumulative effect ...........................................            --             --          (0.28)            --
     Extraordinary item ..........................................            --             --             --          (0.26)
                                                                     -----------    -----------    -----------    -----------
     Net income (loss) ...........................................   $     (0.60)   $      0.06    $     (1.40)   $     (1.28)
                                                                     ===========    ===========    ===========    ===========
Diluted income (loss) per weighted average common share:
     Before cumulative effect of a change in accounting
        principle and extraordinary item .........................   $     (0.69)   $      0.06    $     (1.28)   $     (1.03)
     Cumulative effect ...........................................            --             --          (0.32)            --
     Extraordinary item ..........................................            --             --             --          (0.26)
                                                                     -----------    -----------    -----------    -----------
     Net income (loss) ...........................................   $     (0.69)   $      0.06    $     (1.60)   $     (1.29)
                                                                     ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 -----------------------
                                                                                    1999         2000
                                                                                 ----------    ---------
Cash flows from operating activities:
Net loss ......................................................................   $ (88,350)   $(149,602)
Adjustments to reconcile net loss to net cash from operating activities:
   Write-off of acquired in-process research and development ..................      17,600           --
   Depreciation and amortization ..............................................     126,482      110,446
   Amortization of deferred financing costs ...................................       4,741        3,534
   Investment income earned from joint venture ................................          --       (1,421)
   Cumulative effect of a change in accounting principle -
      write-off of start-up costs .............................................      25,177           --
   Non-cash compensation charges ..............................................          --      104,351
   Extraordinary item - loss on early extinguishment of debt ..................          --       31,196
   Deferred taxes .............................................................     (31,355)      (8,300)
   Change in assets and liabilities, net of acquisitions:
      Accounts receivable, net ................................................     (24,067)     (91,690)
      Inventories .............................................................      (7,993)     (30,030)
      Prepaid expenses and other ..............................................      (1,973)      (8,497)
      Accounts payable and accrued and other liabilities ......................     (16,659)      42,309
      Income taxes payable ....................................................       1,358       (2,203)
                                                                                  ---------    ---------
Net cash provided by operating activities .....................................       4,961           93
Cash flows from investing activities:
   Acquisitions, net of cash acquired .........................................    (313,843)    (355,908)
   Capital expenditures .......................................................     (87,034)     (95,263)
                                                                                  ---------    ---------
Net cash used in investing activities .........................................    (400,877)    (451,171)
Cash flows from financing activities:
   Equity proceeds, net .......................................................     198,077      864,834
   Distribution to stockholders ...............................................          --      (16,213)
   Net borrowings (repayments) of term loans outstanding under the Third
      Amended and Restated Credit Agreement, net of cash collateral............     264,875     (346,262)
   Borrowings under the Credit Agreement ......................................          --      150,000
   Net borrowings (repayments) of revolving loans under the Third Amended
      and Restated Credit Agreement ...........................................      50,307     (139,501)
   Chips Term Loan - cash collateral ..........................................     (89,875)          --
   Net repayments of other long-term obligations ..............................     (10,880)     (13,387)
   Financing costs ............................................................      (7,706)     (19,692)
   Net receipt from parent ....................................................       1,623           48
                                                                                  ---------    ---------
Net cash provided by financing activities .....................................     406,421      479,827
Net effect of exchange rate changes on cash ...................................        (839)        (135)
                                                                                  ---------    ---------
Net change in cash and cash equivalents .......................................       9,666       28,614
Cash and cash equivalents - beginning of the period ...........................       9,335       22,839
                                                                                  ---------    ---------
Cash and cash equivalents - end of the period .................................   $  19,001    $  51,453
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


1. BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. (the "Company") and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form S-1 and other filings made with the Securities and Exchange Commission.

2. ACQUISITIONS

In March 2000, the Company acquired all of the outstanding shares of Wirekraft Industries, Inc. (the "Wire Harness Business"), a wholly owned subsidiary of International Wire Group, Inc., an affiliate of Hicks, Muse, Tate & Furst Incorporated ("HMTF") (the "Wire Harness Acquisition") for a cash purchase price of $210,798. The Wire Harness Business manufactures and assembles wire harness products. The Wire Harness Acquisition occurred immediately prior to the Company's initial public offering. The Company and International Wire Group, Inc. are considered entities under common control. Accordingly, the acquisition has been accounted for on an "as if pooling basis", with the excess purchase price over book value acquired accounted for as a distribution to the Company's stockholders. Additionally, as the acquisition has been accounted for on an "as if pooling basis", the Company's condensed consolidated financial statements have been restated to reflect the acquisition as if it occurred at the beginning of the first period presented. A reconciliation of the results of the Company before the as if pooling of the Wire Harness Business' results for the three and nine months ended September 30, 1999 and the nine months ended September 30, 2000 to the results in this Form 10-Q is as follows:


                                                                                              Nine Months Ended
                                                                  Three                       September 30, 1999
                                                              Months Ended               -----------------------------
                                                           September 30, 1999                1999            2000
                                                           ------------------            ------------     ------------
Net sales:
   Before as if pooling...............................        $    270,096               $    790,481      $  1,099,517
   Wire Harness Business..............................              46,300                    148,440      $     49,856
                                                              ------------               ------------      ------------
                                                              $    316,396               $    938,921      $  1,149,373
                                                              ============               ============      ============

Net income (loss):
   Before as if pooling...............................        $    (48,186)              $    (93,267)     $  (153,532)
   Wire Harness Business..............................               1,481                      4,917            3,930
                                                              ------------               ------------      ------------
                                                              $    (46,705)              $    (88,350)     $  (149,602)
                                                              ============               ============      ============

     In March 2000, the Company acquired Marconi Communications Inc.'s Network Components & Services European and China operations ("NC&S"), for a purchase price of approximately $117,595 (the "NC&S Acquisition"). The results of operations of NC&S since acquisition are included in the results of operations of the Company.

     The NC&S Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The excess purchase price over fair values has been preliminarily allocated to goodwill and is being amortized over its estimated useful life of 20 years.

     The total purchase price including fees and expenses has been preliminarily allocated to the acquired net assets as follows:

         Current assets...................................  $    71,321
         Property, plant and equipment....................       19,868
         Goodwill.........................................       68,968
         Other non-current assets.........................       12,632
         Current liabilities..............................      (52,233)
         Non-current liabilities..........................       (2,961)
                                                            -----------
            Total.........................................  $   117,595
                                                            ===========

In June 2000, the Company acquired Top Line Electronics Corporation ("Top Line") by issuing 1,580,737 shares of the Company's common stock (the "Top Line Acquisition"), preliminarily valued at $23,294. The value was determined by using a stock price calculated by averaging the daily stock price for a period of time prior to and subsequent to the announcement of the acquisition. This is subject to the issuance of additional shares based on (i) the performance of Top Line's business through July 31, 2000 and (ii) the price of the Company's common stock for the months of January and February 2001. Top Line, located in San Jose, California, offers design and prototype services, PCB assembly, and full system assembly and testing. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Top Line since acquisition are included in the results of operations of the Company. The excess purchase price over fair values has been preliminarily allocated to goodwill and is being amortized over its estimated useful life of 20 years.

     Included below is unaudited pro forma financial data setting forth condensed results of operations of the Company for the nine months ended September 30, 1999 and 2000, as though the acquisitions of NC&S and Top Line had occurred at January 1, 1999.

                                                   Nine Months Ended
                                                     September 30,
                                               ------------------------
                                                  1999          2000
                                               -----------    ---------
Net sales ..................................   $ 1,105,460    $ 1,241,188
Net loss before extraordinary item .........       (98,209)      (116,523)
Net loss ...................................       (98,209)      (147,719)

Basic net loss per share ...................   $     (1.55)   $     (1.26)
Diluted net loss per share .................   $     (1.78)   $     (1.28)

     On September 29, 2000, the Company acquired Lucent Technologies' Rouen Global Provising Center ("Rouen") for a cash purchase price of approximately $48,000 (the "Rouen Acquisition"). Rouen, located in

Rouen, France, manufactures network transmission and radio frequency equipment. Accordingly, the balance sheet of Rouen is included in the Company's consolidated balance sheet. Rouen's results of operations will be included in the fourth quarter results of operations of the Company.

3. INVENTORIES

     The composition of inventories at September 30, 2000, is as follows:

Raw materials ..............................   $ 97,823
Work-in-process ............................     46,842
Finished goods .............................     58,285
                                               --------
Total ......................................   $202,950
                                               ========

4. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at September 30, 2000, is as follows:

Credit Agreement:
    Term facilities, net of cash collateral ..................   $  150,000
    Revolver .................................................       39,800
Senior Subordinated Notes due 2007 ...........................      400,000
Series B Senior Subordinated Notes due 2007 ..................      100,000
Series B Senior Subordinated Notes due 2007, premium .........        3,566
Chips Loan Notes .............................................      285,312
Other debt ...................................................       23,544
                                                                 ----------
                                                                  1,002,222
Less: current maturities .....................................       17,533
                                                                 ----------
                                                                 $  984,689
                                                                 ==========

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

     At September 30, 2000, the Company had $150,000 outstanding under the Term Loan B and $150,000 under the Chips Term Loan B. The $150,000 outstanding under the Chips Term Loan B has been fully cash collateralized. At September 30, 2000, the Company had $39.8 million outstanding under the Revolver.

5. EXTRAORDINARY ITEM

     During the nine months ended September 30, 2000, the Company recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31,196 (net of income tax benefit of $0) related to deferred financing fees incurred on debt under the old credit agreement retired before maturity with proceeds from the initial public offering.

6. NON-CASH COMPENSATION EXPENSE AND OTHER CHARGES

     In connection with the initial public offering, the Company amended the terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price and are immediately exercisable. As a result of these amendments, the Company recorded a one-time non-cash compensation expense charge of approximately $33,635 during the nine months ended September 30, 2000.

     Also in connection with the initial public offering, the Company converted each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This conversion eliminated the variable terms of the class A and class A series II common stock and resulted in a one-time non-cash compensation expense charge of approximately $62,945 recorded during the nine months ended September 30, 2000.

     Additionally, in connection with the initial public offering, the Company terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of HMTF. As consideration for HMTF's willingness to agree to such termination, the Company granted to an affiliate of HMTF and partners of HMTF options to purchase an aggregate 2,134,000 shares of the Company's common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time non-cash compensation expense charge of approximately $7,771 recorded during the nine months ended September 30, 2000.

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

    Pertinent financial data by major geographic segments is as follows:

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                               --------------------------    --------------------------
                                                   1999           2000          1999           2000
                                               -----------    -----------    -----------    -----------
Net sales:
   North America ...........................   $   182,866    $   271,041    $   574,951    $   705,547
   Europe ..................................       105,377         70,592        339,809        273,980
   Asia ....................................        31,298         71,846         33,281        186,594
   Eliminations ............................        (3,145)        (6,975)        (9,120)       (16,748)
                                               -----------    -----------    -----------    -----------
   Total ...................................   $   316,396    $   406,504    $   938,921    $ 1,149,373
                                               ===========    ===========    ===========    ===========

Operating income (loss):
   North America ...........................   $     9,138    $    22,185    $    62,218    $   (57,270)
   Europe ..................................       (19,883)         2,234        (46,506)        (3,985)
   Asia ....................................       (16,299)        10,368        (15,862)        23,668
   Eliminations ............................            --             --             --             --
                                               -----------    -----------    -----------    -----------
   Total ...................................   $   (27,044)   $    34,787    $      (150)   $   (37,587)
                                               ===========    ===========    ===========    ===========

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

10. STOCK SPLIT

     On March 23, 2000, in connection with the initial public offering, the Company declared a reverse stock split and converted each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. Each share of common stock was converted into 1/6 of a share of common stock. All share and per share data have been restated for the reverse split and conversion.

11. EARNINGS PER SHARE

     Basic earnings per common share amounts are computed using the weighted average number of common shares outstanding during the period. Basic earnings per weighted average common share are computed as follows:

                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                    September 30,
                                                              ------------------------------    ------------------------------
                                                                   1999            2000              1999             2000
                                                              -------------    -------------    -------------    -------------
Income (loss) before cumulative effect of a change
   in accounting principle and extraordinary item .........   $     (46,705)   $       9,519    $     (69,907)   $    (118,406)
Plus paid-in-kind dividends and accretion on
  preferred stock .........................................          (1,076)          (1,226)          (3,129)          (3,561)
Less loss attributable to class A common
  shareholders ............................................           3,133               --            6,128            1,620
Less loss attributable to class A series II
  common shareholders .....................................           2,818               --            3,412            1,925
                                                              -------------    -------------    -------------    -------------
Income (loss) available to common shareholders
   before cumulative effect of a change in
   accounting principle and extraordinary item ............   $     (41,830)   $       8,293    $     (63,496)   $    (118,422)
                                                              =============    =============    =============    =============
Basic weighted average common shares
    outstanding ...........................................      69,383,920      133,824,209       56,873,707      116,438,209
Basic income (loss) per weighted average common
   share before cumulative effect of a change in
   accounting principle and extraordinary item ............   $       (0.60)   $        0.06    $       (1.12)   $       (1.02)
                                                              =============    =============    =============    =============
Basic net income (loss) per weighted average
   common share ...........................................   $       (0.60)   $        0.06    $       (1.40)   $       (1.28)
                                                              =============    =============    =============    =============

     Losses attributable to class A and class A series II common stock are calculated on a one to one basis using the weighted average shares outstanding before conversion as these classes have identical rights and privileges with respect to dividends and voting as the common shares.

     Diluted earnings per weighted average common share are computed as follows:

                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                    September 30,
                                                                ------------------------------    ------------------------------
                                                                     1999            2000              1999             2000
                                                                -------------    -------------    -------------    -------------
Income (loss) before cumulative effect of a change
   in accounting principle and extraordinary item ...........   $     (46,705)   $       9,519    $     (69,907)   $    (118,406)
Plus paid-in-kind dividends and accretion on
   preferred stock ..........................................          (1,076)          (1,226)          (3,129)          (3,561)
                                                                -------------    -------------    -------------    -------------
Income (loss) available to common shareholders
   before cumulative effect of a change in
   accounting principle and extraordinary item ..............   $     (47,781)   $       8,293    $     (73,036)   $    (121,967)
                                                                =============    =============    =============    =============
Basic weighted average common shares outstanding ............      69,383,920      133,824,209       56,873,707      116,438,209
Effect of dilutive securities ...............................              --        2,404,752               --               --
Common shares assuming conversion of class A and
  class A series II .........................................         133,951               --          142,760        2,206,230
                                                                -------------    -------------    -------------    -------------
Diluted weighted average common shares outstanding ..........      69,517,871      136,228,961       57,016,467      118,644,439
Diluted income (loss) per weighted average common
   share before cumulative effect of a change in
   accounting principle and extraordinary item ..............   $       (0.69)   $        0.06    $       (1.28)   $       (1.03)
                                                                =============    =============    =============    =============
Diluted net income (loss) per weighted average
   common share .............................................   $       (0.69)   $        0.06    $       (1.60)   $       (1.29)
                                                                =============    =============    =============    =============

     Shares assumed in the conversion of class A and class A series II common stock are calculated on an as if converted basis through March 23, 2000, using the formula set forth in the Company's Certificate of Incorporation, which yields a less than one to one ratio.

     As a result of losses incurred for the three and nine months ended September 30, 1999 and the nine months ended September 30, 2000, the following potentially dilutive securities were not included in diluted earnings per share because their inclusion would be anti-dilutive:

                                                  1999        2000
                                               ---------   ---------
Performance options ........................   2,802,900          --
Stock options ..............................   2,203,559   5,079,519
Stock warrants .............................     136,645     136,645

12. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. However, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" in June 1999, which defers the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income. In December 1999, the Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". At this time, the financial impact, if any, of SAB No. 101, has not been quantified. In March 2000, the FASB issued FASB Interpretation No. 44, an interpretation of APB Opinion No. 25. The financial impact, if any, of FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", has not been quantified.

13. SUBSEQUENT EVENTS

    On October 6, 2000, the Company entered into an agreement to acquire all of the outstanding common stock of Laughlin-Wilt Group, Inc., a business engaged in design and prototype services for printed circuit boards, printed circuit board assembly, full system assembly and testing, in Beaverton, Oregon and Orange County, California for approximately 3,600,000 shares of our common stock and $9.0 million in cash, plus the assumption of outstanding indebtedness.

    While the Laughlin-Wilt acquisition is expected to close in the fourth quarter of 2000, the Company cannot be assured that the closing will occur at that time or at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q.

    The Company has made forward-looking statements in this Form 10-Q, including this section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" that are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, benefits resulting from the transactions completed and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or other similar expressions.

    Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. Undue reliance should not be put on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements after distribution of this Form 10-Q.

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

ACQUISITIONS

    A significant portion of our growth has been generated through acquisitions completed since 1996. In September 2000, the Company acquired Lucent Technologies' Rouen Global Provising Center, a business engaged in the manufacture of network transmission and radio frequency equipment, located in Rouen, France, for approximately $48.0 million cash.

    The Company continues to examine numerous acquisition opportunities in order to:

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

    Although we expect each acquisition to be accretive to earnings and cash flow after a transition period for each acquisition, generally approximately one year, we cannot be assured that any acquisition will be accretive after the transition period. The initial margins from a newly acquired business or facility will likely be lower than our current overall margins for several reasons:

     o   an acquired business or facility may be underutilized;

     o existing business at a new or acquired business or facility may be lower margin, such as PCB assembly or system assembly;

     o   a newly acquired business or facility may be less efficient initially;
         and

     o we may accept lower initial margins on large-scale operations with significant new customers.

    The risks of lower margins frequently are mitigated during transition periods by supply arrangements agreed to in connection with a particular acquisition. These arrangements may include limited overhead contribution commitments, take or pay arrangements or limited revenue or product volume guarantees to support the financial viability of the facility until it reaches self-sufficiency.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Net sales for the three months ended September 30, 2000, were $406.5 million, representing a $90.1 million, or 28.5% increase from the same period in 1999. The increase was primarily due to volume growth in the telecom/datacom industry and a result of acquisitions completed in 1999 and 2000, partially offset by the reduction in sales associated with the distribution of NewCo in March 2000.

     Cost of goods sold for the three months ended September 30, 2000, was $308.9 million, or 76.0% of sales compared to $245.7 million, or 77.7% of sales for the three months ended September 30, 1999. Cost of goods sold as a percent of net sales decreased primarily as a result of the distribution of NewCo in March 2000. This decrease was partially offset by a higher percentage of EMS sales in 2000, which have lower margins.

     Selling, general and administrative expenses for the three months ended September 30, 2000, of $28.5 million decreased by $2.8 million versus the comparable period in 1999. These costs decreased primarily due to a reduction in selling, general and administrative expenses associated with the distribution of NewCo in March 2000 and cost reduction activities undertaken by the Company, partially offset by increases in general and administrative expenses related to certain acquisitions completed in 1999 and 2000.

     Other expense decreased $12.9 million, from $36.5 million for the quarter ended September 30, 1999 to $23.6 million for the same period of 2000, primarily due to reduced interest expense related to the recapitalization in connection with the initial public offering completed in March 2000.

     Depreciation and amortization decreased $14.4 million, from $48.8 million for the quarter ended September 30, 1999 to $34.4 million for the same period of 2000, primarily as a result of depreciation and amortization expense associated with the distribution of NewCo in March 2000. This decrease was partially offset by the impact to depreciation of acquired fixed assets and amortization of acquired intangibles from certain acquisitions completed in 1999 and 2000.

     During the three months ended September 30, 1999, the Company recorded a one-time non-cash write-off of $17.6 million related to in-process research and development acquired in the acquisition of the printed circuit board manufacturing division ("Kalex") of Termbray Industries International (Holdings) Limited.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Net sales for the nine months ended September 30, 2000, were $1.1 billion, representing a $210.5 million, or 22.4% increase from the same period in 1999. The increase was primarily due to volume growth in the telecom/datacom industry and a result of acquisitions completed in 1999 and 2000, partially offset by the reduction in sales associated with the distribution of NewCo in March 2000.

     Cost of goods sold for the nine months ended September 30, 2000, was $881.6 million, or 76.7% of sales compared to $709.5 million, or 75.6% of sales for the nine months ended September 30, 1999. Cost of goods sold as a percent of net sales increased primarily due to costs incurred associated with the ramp-up of higher technology PCBs and backpanels in North America and Europe, costs associated with the start-up of the Chinese capacity expansion and a higher percentage of EMS sales in 2000 which have lower margins.

     Selling, general and administrative expenses (excluding one-time non-cash charges of $104.4 million in March 2000, as described below) for the nine months ended September 30, 2000, of $90.6 million increased by $5.1 million versus the comparable period in 1999. These costs increased primarily due to increases in general and administrative expenses related to certain acquisitions completed in 1999 and 2000. These increases were partially offset by a reduction in expenses associated with the distribution of NewCo in March 2000 and cost containment efforts resulting from headcount reductions made at our corporate offices in 1999.

     In connection with the initial public offering in March 2000, the Company amended the terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price and are immediately exercisable. As a result of these amendments, the Company recorded a one-time non-cash compensation expense charge of approximately $33.6 million during the nine months ended September 30, 2000.

     Also in connection with the initial public offering in March 2000, the Company converted each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This conversion eliminated the variable terms of the class A and class A series II common stock and resulted in a one-time non-cash compensation expense charge of approximately $63 million recorded during the nine months ended September 30, 2000.

     Additionally, in connection with the initial public offering in March 2000, the Company terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of HMTF. As consideration for HMTF's willingness to agree to such termination, the Company granted to an affiliate of HMTF and partners of HMTF options to purchase an aggregate 2,134,000 shares of the Company's common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time non-cash compensation expense charge of approximately $7.8 million recorded during the nine months ended September 30, 2000.

     Other expense decreased $8.2 million, from $94.3 million for the nine months ended September 30, 1999 to $86.1 million for the same period of 2000, primarily due to the recapitalization completed in connection with the initial public offering in March 2000.

     Depreciation and amortization decreased $16.1 million, from $126.5 million for the nine months ended September 30, 1999 to $110.4 million for the same period of 2000, primarily as a result of depreciation and amortization expense associated with the distribution of Newco in March 2000. This decrease was offset by the impact to depreciation of acquired fixed assets and amortization of acquired intangibles from certain acquisitions completed in 1999 and 2000.

     During 1999, the Company recorded a one-time non-cash cumulative effect of a change in accounting principle of $18.4 million (net of $6.7 million income tax benefit) related to the write-off of the net book value of start-up costs as of January 1, 1999.

     During the nine months ended September 30, 1999, the Company recorded a one-time non-cash write-off of $17.6 million related to in-process research and development acquired in the acquisition of Kalex.

     During the nine months ended September 30, 2000, the Company recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31.2 million (net of $0 income tax benefit) related to deferred financing fees incurred on debt under the old credit agreement, which was retired before maturity with proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects that its principal liquidity requirements over the next twelve months will be for debt service requirements, working capital needs and capital expenditures. The Company expects its primary sources of cash during such time will be cash on hand, cash from operating activities and Revolver borrowings under the Credit Agreement, which the Company believes will be sufficient to meet such liquidity needs during the next twelve months. However, the potential for acquisitions of other businesses by the Company in the future likely may require additional debt and/or equity financing.

     Net cash provided by operating activities was $0.1 million for the nine months ended September 30, 2000, compared to net cash provided by operating activities of $5.0 million for the same period in 1999. The decrease in net cash provided by operating activities relates primarily to the timing of receipts from certain major customers and investments in inventories partially offset by the timing of payments to vendors.

     Net cash used in investing activities was $451.2 million for the nine months ended September 30, 2000, compared to $400.9 million for the nine months ended September 30, 1999. In 2000, net cash used in investing activities included $355.9 million related to the acquisitions of the Wire Harness Business, NC&S, Top Line and Rouen with the remainder related to capital expenditures. The net cash used in investing activities for the nine months ended September 30, 1999 included $313.8 million related to the acquisitions of PAGG Corporation ("PAGG") and Kalex with the remainder used for capital expenditures.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. However, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" in June 1999, which defers the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income. In December 1999, the Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements". At this time, the financial impact, if any, of SAB No. 101, has not been quantified. In March 2000, the FASB issued FASB Interpretation No. 44, an interpretation of APB Opinion No. 25. The financial impact, if any, of FASB

Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", has not been quantified.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    At September 30, 2000, approximately $475.1 million of the Company's long-term debt, specifically borrowings outstanding under the Credit Agreement and the Chips Loan Notes, bear interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the three and nine months ended September 30, 2000, would have increased by approximately $2.2 million and $6.6 million, respectively. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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


--------------
*Filed herewith

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       VIASYSTEMS GROUP, INC.

Dated:  October 23, 2000               By:
                                                   /s/ David M. Sindelar
                                               -------------------------------
                                       Name:   David M. Sindelar
                                       Title:  Senior Vice President and
                                               Chief Financial Officer

                                       By:
                                                   /s/ Joseph S. Catanzaro
                                               -------------------------------
                                       Name:   Joseph S. Catanzaro
                                       Title:  Senior Vice President - Finance
                                               and Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27.1         Financial Data Schedule of Viasystems Group, Inc.*

----------
* Filed herewith