Form 10-K
period 2000-12-31
VIASYSTEMS GROUP INC
filed 2001-02-15
CIK 1101169

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   001-15755
                            (Commission File Number)

                             VIASYSTEMS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2668620
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                             101 SOUTH HANLEY ROAD
                           ST. LOUIS, MISSOURI 63105
                                 (314) 727-2087
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

             Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                        EXCHANGE ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
         Common Stock, $.01 par Value                     New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 5, 2001, 139,277,105 shares of Registrant's common stock were outstanding. The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $558,886,980 (based upon the closing price for shares of the Registrant's common stock as reported by the New York Stock Exchange on that date).

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                        CAUTIONARY STATEMENTS CONCERNING
                           FORWARD-LOOKING STATEMENTS

     We have made forward-looking statements in this Annual Report on Form 10-K ("Report"), including the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or other similar expressions.

     Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this Report.

     You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our relationship with unionized employees, risks associated with our acquisition strategy, our substantial indebtedness, control by our largest stockholders and other factors.

ITEM 1. BUSINESS

  General

     We are a leading worldwide independent provider of electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the telecommunications and networking industries. We offer EMS solutions to OEMs that outsource the design and manufacture of their products. Our products and services consist of the following:

     - the design and fabrication of printed circuit boards, in particular highly complex multi-layered printed circuit boards;

     - the manufacture of complex printed circuit board assemblies;

     - the manufacture of custom-designed backpanel assemblies;

     - the design and manufacture of wire harnesses and custom cable assemblies;

     - the design and manufacture of custom enclosures;

     - the design and manufacture of power supply systems for telecommunications systems;

     - the design and manufacture of thermal management systems used in custom enclosures;

     - the procurement and management of materials; and

     - the assembly and testing of our customers' complete systems and products.

     By designing and manufacturing highly complex multi-layered printed circuit boards and custom-designed backpanel assemblies, we are able to gain early access to our customers' new product designs. This access gives us an opportunity to use our printed circuit board and backpanel capabilities to capture the full assembly of our customers' products at the design stage of their product development cycle.

     Our customer base primarily consists of OEMs in the telecommunications and networking industries. We currently are a supplier to over 50 OEMs, including industry: leaders Alcatel, Cisco Systems, Harris, Intel,

Lucent Technologies, Marconi Communications, Nortel, Siemens, Sun Microsystems and Tellabs. For the year ended December 31, 2000, approximately 62% of our revenues were from telecommunications and networking customers. The products we manufacture include, or can be found in, a wide array of products including switching and transmission equipment, wireless base stations, workstations, servers and data networking equipment including hubs, routers and switches.

     Our revenues for the year ended December 31, 2000, were approximately $1.6 billion. We operate 33 manufacturing facilities located in the United States, Canada, Mexico, the United Kingdom, France, Italy, Denmark, the Netherlands, China and Puerto Rico.

     We were incorporated in Delaware in August 1996 and are headquartered in St. Louis, Missouri. The mailing address for our headquarters is 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105 and our telephone number at that location is (314) 727-2087. We can also be reached at our web site www.viasystems.com.

  Electronics Manufacturing Services Industry

  OVERVIEW

     The EMS industry is comprised of companies that provide a range of manufacturing services to OEMs. The industry is experiencing a rapid rate of growth. Technology Forecasters, Inc. forecasted in its fourth quarter 2000 report that the EMS industry will grow annually at approximately 28% through 2004, with total industry revenue projected to be $260 billion by 2004.

     EMS industry growth is being fueled by the growth of the overall electronics industry and increased outsourcing of manufacturing and related functions by electronics OEMs worldwide. This outsourcing trend is being fueled by an increasing number of OEMs that are outsourcing a substantial portion of their manufacturing in order to focus resources on core competencies, including through the sale of manufacturing operations to EMS providers. We believe that, as the trend to outsourcing continues, OEMs will increasingly outsource more complex products and services. We believe this trend will favor EMS providers that offer a vertical solution and have clear advantages of geographic diversity, technology and quality and lead to consolidation in the EMS industry.

     We believe that the telecommunications and networking equipment industries represent large and attractive markets for electronics manufacturing services. The rapid growth of the Internet is leading to a datacom and telecom convergence which has changed the way that networks must be constructed in order to handle the growing volume of both voice and data traffic. This shift is causing network providers to make significant capital expenditures to expand and upgrade the existing network infrastructure. As new networking companies move beyond the initial start-up phase, they begin to search for EMS providers who can act as a supply chain and manufacturing resource around the globe. These new networking companies represent the next wave of technology, supplying advanced copper and optical solutions to telecommunications companies. As these networking companies grow and advance beyond the initial start-up phase, they will help fuel the expansion of broadband access. As the lines blur between telecom and datacom industries, we expect that OEMs will rely even more heavily on outsourcing their supply chain activities in order to compete in a rapidly changing marketplace.

  EVOLUTION OF EMS INDUSTRY

     Historically, OEMs invested heavily in manufacturing assets and facilities around the world to support the manufacture, service and distribution of their products. In the early stages of the EMS industry, EMS companies acted as subcontractors and performed simple, labor-intensive material assembly functions to provide excess production capacity for OEMs during peak demand periods. Accordingly, the relationship between OEMs and EMS providers tended to be transactional in nature.

     Significant advancements in manufacturing process technology in the 1980s, such as surface mount technology, enabled EMS companies to provide cost savings to OEMs while at the same time improving the quality of their products. Furthermore, as the capabilities of EMS companies expanded, an increasing number of OEMs adopted and increasingly relied upon manufacturing outsourcing strategies. In recent years, large sophisticated EMS companies have further expanded their capabilities to include services ranging from front-end design to back-end full system assembly, product test, test development, order fulfillment and distribution and after-sales support. Large EMS companies generally have a lower cost structure, superior manufacturing technological expertise and more advanced manufacturing processes relative to the OEM customers they serve.

     By using EMS providers, OEMs are able to focus on their core competencies, including product development, sales, marketing and customer service, while leveraging the expertise of EMS providers for design, procurement, assembly and test operations and supply chain management. As a result, larger, more sophisticated EMS providers have established strong strategic relationships with many of their OEM customers.

     We believe that the principal reasons OEMs establish relationships with EMS providers include the following:

          Decrease Time-to-Market and Time-to-Volume. Electronics products are experiencing shorter product life cycles, requiring OEMs to continually reduce the time required to bring products to market. OEMs can significantly shorten product development cycles and decrease time-to-market by benefitting from the design and manufacturing expertise and infrastructure of EMS providers. This includes capabilities relating to design, quick-turn prototype development and rapid ramp-up of new products to high volume production, combined with critical worldwide supply chain management expertise.

          Reduce Operating Costs and Invested Capital. As electronics products have become more technologically advanced, manufacturing processes have become increasingly automated, requiring greater levels of investment in capital equipment. EMS companies provide OEMs access to advanced manufacturing facilities, supply chain management and engineering capabilities, additional capacity, greater production flexibility and economies of scale without capital investment.

          Focus Resources on Core Competencies. The electronics industry is experiencing greater levels of competition and rapid technological change. In this environment, many OEMs are seeking to focus on their core competencies of product development, sales, marketing and customer service, and to outsource design, manufacturing and related requirements to their EMS providers.

          Access Leading Manufacturing Technologies. Electronics products and electronics manufacturing technology have become increasingly sophisticated and complex, making it difficult for many OEMs to maintain the necessary technological expertise and focus required to efficiently manufacture products themselves. By working closely with EMS providers, OEMs gain access to high quality manufacturing expertise and capabilities in the areas of advanced process, interconnect and test technologies.

          Utilize EMS Companies' Procurement, Inventory Management and Logistics Expertise. OEMs that manufacture internally are faced with greater complexities in planning, procurement and inventory management due to frequent design changes, short product life cycles and product demand fluctuations. OEMs can address these complexities by outsourcing to EMS providers that possess sophisticated supply chain management capabilities and can use significant component procurement advantages to reduce product costs.

          Improve Access to Global Markets. OEMs are generally increasing their international activities in an effort to expand their sales through access to foreign markets. EMS companies with worldwide capabilities are able to offer OEMs global manufacturing solutions to assist them in meeting local content requirements, distributing products efficiently around the world and reducing costs.

  KEY SUCCESS FACTORS

     We believe that the following are the key success factors for EMS providers seeking to establish and expand relationships with leading OEMs:

          Large-Scale and Flexible Production Capacity. Increasingly, leading OEMs are seeking to outsource large-scale manufacturing programs. Generally, those EMS providers that can meet the volume and time-to-market requirements associated with these programs will be able to exploit these opportunities. EMS providers must have sufficient scale and flexible production capacity to be awarded large outsourcing programs, as OEMs often seek partners with the resources to support simultaneous product launches in multiple markets.

          Broad Service Offering. In order to establish strategic relationships with OEM customers that are seeking to reduce their number of suppliers, EMS companies must be able to provide a broad portfolio of services. These services include front-end product design and design for manufacturability, component selection and procurement, quick-turn prototyping, product testing, product assurance and failure analysis as well as back-end functions such as full system assembly, order fulfillment, worldwide distribution and after-sales support, including repair services.

          Sophisticated Technological Capabilities. The desire of OEMs to increase product performance, functionality and quality is driving a requirement for increasingly complex printed circuit board fabrication, assembly and test technologies. EMS providers that possess expertise in manufacturing technology, and that continually innovate and develop advanced fabrication, assembly and test techniques, provide a competitive advantage to their OEM customers. We believe that as the trend to outsourcing continues, OEMs will increasingly outsource more complex products.

          Global Supply Chain Management Skills. EMS providers must possess the skills required to optimize many aspects of an OEM's global supply chain, from managing a sophisticated supplier base, including component selection and cost-effective procurement to inventory management and rapid product distribution directly to end customers. EMS providers who lack the sophisticated material resource planning and information technology systems necessary to effectively optimize the supply chain will be at a significant disadvantage in the marketplace.

          Global Presence. EMS companies with global facilities can simplify and shorten an OEM's supply chain and significantly reduce the time required to bring products to market. Additionally, EMS providers are locating facilities in lower-cost regions, including Mexico, Eastern Europe and Asia, in order to complement their offerings by providing lower cost manufacturing solutions for price-sensitive applications. As a result of these trends, many large OEMs are beginning to work with a smaller number of EMS providers that, as worldwide suppliers, can meet their needs in multiple geographic markets.

  MARKET CONSOLIDATION

     We believe that EMS providers that possess the foregoing attributes are well positioned to take advantage of anticipated growth in the EMS industry. Conversely, we believe that EMS providers who lack the above attributes are disadvantaged due to lack of scale and difficulty in meeting OEM requirements relating to capacity, broad service offerings, technology, supply chain management and global manufacturing capabilities.

     The EMS industry has experienced an increase in large-scale acquisition activity in recent years, primarily as a result of the sale of OEM facilities and manufacturing operations to EMS providers. OEMs have tended to award these opportunities to larger EMS providers that possess the capital, management expertise and advanced systems required to acquire and integrate the acquired businesses effectively. For the EMS provider, these acquisitions have been driven by the need for additional capacity, a desire to enter new geographic or product markets and services, or a desire to establish or further develop a customer relationship with a particular OEM.

     Given this environment, we believe that the EMS industry has and will continue to experience significant consolidation, driven by the continued trend among OEMs to outsource large-volume programs to leading

EMS providers, the continued disposition of OEM manufacturing assets to these companies and acquisition activity among EMS businesses themselves.

  Our Strategy

     Our goal is to be the EMS full-solution partner of choice to leading OEMs through leadership in technology, quality and supply chain management. To meet this goal, we are implementing the following strategy which we believe will allow us to achieve superior financial performance and enhance stockholder value:

          Focus on the High Growth Telecommunications and Networking Customer Segments. We have focused our marketing efforts on the fast-growing telecommunications and networking industries. Approximately 62% of our revenues for the year ended December 31, 2000, were from telecommunications and networking customers. Our sales efforts will focus on generating revenue from new programs as well as diversifying our customer base in these high growth segments by increasing our penetration of our existing customer base and attracting new customers.

          Take Advantage of Our Ability to Provide a Full-Service Offering to, and Expand Relationships with, Our Customers. Building on our integrated manufacturing capabilities, we can provide our customers with a broad range of EMS solutions from fabrication of bare boards to final system assembly and test. Our wire harness, cable assembly and enclosure capabilities provide us with further opportunities to sell these services to our existing OEM customers. The capability to design and manufacture a broad range of product components from printed circuit boards to wire harnesses, cable assemblies and enclosures enables us to shorten our customers' product development cycles and to lower their cost. In addition, our vertical integration provides us with greater control over quality, delivery and cost, and enables us to offer our customers a complete EMS solution. Each of the greenfield facilities (all of which are assembly facilities) we have opened since 1996 has been in response to the expansion of our relationships with existing customers. We will continue to emphasize being a full-solution partner to our existing customers.

          Concentrate on High Value-Added Products and Services. We focus on providing EMS solutions to leading manufacturers of advanced electronic products that generally require custom designed, more complex interconnect products and short lead-time manufacturing services. These products are typically lower-volume, higher-margin products.

          Capitalize on Our Advanced Printed Circuit Board and Backpanel Capabilities. Based on our estimates of market share and our product capabilities, we believe we are an industry leader in the manufacture of complex, technologically advanced multi-layer printed circuit boards and custom-designed backpanel assemblies. Our state-of-the-art manufacturing facilities allow us to efficiently produce commercial quantities of printed circuit boards with up to 48 layers and circuit track widths as narrow as three one-thousandths of an inch. We also have the capability to produce printed circuit boards with up to 60 layers and circuit track widths as narrow as two one-thousandths of an inch. We have pioneered advances in some of the most significant areas of printed circuit board fabrication. Because many of the next generation products in the telecommunications and networking industries will require highly advanced printed circuit boards and backpanel assemblies, we are well positioned to capitalize on our capabilities in those areas to compete for the complete assembly of customers' products that utilize our printed circuit boards and backpanels. Currently, we are involved in the design of several new platforms for large telecommunication OEMs where we are leveraging our printed circuit board and backpanel capabilities to generate additional assembly revenues.

          Exploit our Low Cost Manufacturing Locations. Our facilities in China and Mexico allow us to offer OEM customers a lower cost solution for printed circuit board fabrication, printed circuit board assembly, backpanel assembly, wire harness and cable assembly as well as full system assembly.

          Expand Manufacturing Facilities Geographically. Since 1996, we have significantly expanded our operations through acquisitions and the opening of greenfield facilities. In order to increase our scale and expand our capabilities, we have opened greenfield facilities in the United States, Mexico, Europe and Asia. We are completing the building of a new facility in Shanghai, China, which we expect to be operational in the first quarter of 2001. These facilities provide us with operations in key geographic markets for our existing customers as well as the electronics industry in general. We will continue to pursue future expansion opportunities.

          Pursue Acquisition Opportunities. We continue to pursue business acquisition opportunities in order to broaden our service offerings, gain access to new geographic markets, implement our vertical integration strategy and/or obtain facilities and equipment at a lower cost than building or leasing them. We have acquired entire companies, such as Circo Craft Co. Inc., Mommers Print Service B.V., PAGG Corporation, the printed circuit board manufacturing division ("Kalex") of Termbray Industries International (Holdings) Limited, Top Line Electronics, Laughlin-Wilt Group, Inc. and Accutec. In addition, given our strong relationships with leading OEMs in the telecommunications and networking segments, we expect to proactively pursue acquisition opportunities from our OEM customers that divest their captive manufacturing assets. Prior acquisitions of this nature include the acquisition of the assets of the Interconnection Technologies Unit of the Microelectronics Group of Lucent Technologies, the acquisition of the wire harness assets of General Electric, the acquisition of the Marconi network components and services business and the acquisition of the Rouen global provisioning facility of Lucent Technologies.

  Markets and Customers

     We provide EMS services to more than 50 OEMs. Our position as a strategic supplier of EMS services, including printed circuit boards, backpanel assemblies, custom enclosures, and wire harnesses and cable assemblies, fosters close relationships with our customers. These relationships result in additional growth opportunities as we have expanded our capabilities and capacity to meet our customers' wide range of needs.

     The following table shows our net sales as a percentage by principal end-user markets we serve:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
MARKETS                                                        1998     1999     2000
-------                                                       ------   ------   ------
Telecommunications and networking...........................   60.5%    55.7%    61.7%
Industrial/Consumer.........................................   22.8     22.9     17.3
Computer....................................................    3.7      8.3      8.9
Automotive..................................................    6.1      9.1      6.2
Other.......................................................    6.9      4.0      5.9
                                                              -----    -----    -----
          Total net sales...................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

     Other than Lucent Technologies, no customer accounted for more than 10% of net sales for the year ended December 31, 2000.

  Products and Services

     Our offering of products and services includes the following:

          Design and Prototyping Services. We provide comprehensive front-end engineering services, including full enclosure design, circuit board layout and related design services leading to efficient manufacturing and delivery. We offer quick-turn prototyping, which is the rapid production of a new product sample. Our quick-turn prototype service allows us to provide small test quantities to our customers' product development groups. Our participation in product design and prototyping allows us to reduce our customers' manufacturing costs and their time-to-market and time-to-volume. These services enable us to strengthen our relationships with customers that require advanced engineering services. In addition, by working closely with customers throughout the development and manufacturing process, we gain insight into their future product requirements.

          Printed Circuit Board and Backpanel Fabrication. Printed circuit boards and backpanels are platforms that connect semiconductors and other electronic components. Backpanels also connect printed circuit boards. We manufacture multi-layer printed circuit boards and backpanels on a low-volume, quick-turn basis, as well as on a high-volume production basis. In recent years, the trend in the electronics industry has been to increase the speed and performance of components while reducing their size. Semiconductor designs are currently so complex that they often require printed circuit boards with many layers of narrow, tightly spaced wiring. These advancements in component technologies have driven the change in printed circuit board design to higher density printed circuits.

          Printed Circuit Board Assembly. Our manufacturing operations include the placement of electronic parts onto printed circuit boards as well as the manufacture of complete electronics products. As OEMs seek to provide greater functionality in smaller products, they require more sophisticated systems assembly technologies and processes. Our investment in advanced manufacturing equipment and our experience with the latest technologies enable us to offer a variety of complex systems assembly services. We offer testing of assembled printed circuit boards and testing of all of the functions of the completed product, and we work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests, functional tests and environmental stress tests of board or system assemblies.

          Custom Enclosures. We specialize in the manufacture of custom designed chassis and enclosures primarily used in the electronics, telecommunications and computer industries. As a fully integrated supply chain partner with expertise in design, rapid prototyping, manufacturing, packaging and logistics, we provide our customers with reduced manufacturing costs and shortened time to market throughout a product's life cycle. Custom metal enclosure fabrication takes place in four countries on three continents, central to our OEM customers' various points of manufacture.

          Wire Harnesses and Cable Assemblies. A wire harness and cable assembly is an assembly of wires with connectors and terminals attached to their ends that transmits electricity between two or more points. Our capability to provide wire harness and cable assembly components complements our vertically integrated approach to providing our OEM customers a complete EMS solution. We are one of the leading suppliers of wire harnesses and cable assemblies for use in household appliances. Due to the similar process technology utilized in the manufacture of wire harnesses and cable assemblies for telecommunications and networking products to that utilized in the manufacture of wire harnesses for use in household appliances, we leverage this expertise to enhance the value of the products and services we supply to our OEM customers in the telecommunications and networking industries.

          Full System Assembly and Test. We provide full system assembly services to OEMs. These services require sophisticated logistics capabilities and supply chain management capabilities to rapidly procure components, assemble products, perform complex testing and deliver products to end users around the world. Our full system assembly services involve combining custom metal enclosures, power supply systems, thermal management systems (provided through our joint venture in Spartanburg, South Carolina and Skive, Denmark) and a wide range of subassemblies, including printed circuit board assembly. We also employ advanced test techniques to various subassemblies and final end products. Increasingly, OEMs require custom build-to-order system solutions with very short lead times. We are focused on exploiting this trend through our advanced supply chain management capabilities.

          Packaging and Global Distribution. We offer our customers flexible just-in-time and build-to-order delivery programs, allowing product shipments to be closely coordinated with customers' inventory requirements. Increasingly, we ship products directly into customers' distribution channels or directly to the end-user.

          After-Sales Support. We offer a wide range of after-sales support services. This support can be tailored to meet customer requirements, including field failure analysis, product upgrades, repair and engineering change management.

          Supply Chain Management. Effective management of the supply chain is critical to the success of OEMs as it directly impacts the time required to deliver product to market and the capital requirements associated with carrying inventory. Our global supply chain organization works with customers and suppliers to meet production requirements and procure materials. We utilize our enterprise resource planning systems to optimize inventory management.

  Sales and Marketing

     We focus on developing close relationships with our customers at the earliest development and design phases and continuing throughout all stages of production. We identify, develop and market new technologies that benefit our customers and position us as a preferred EMS provider.

     We market our products through our own sales and marketing organization as well as manufacturers' representatives in North America. This global sales organization is structured to ensure geographic coverage and account coordination. As of December 31, 2000, we employed approximately 340 sales and marketing employees, of which 100 are direct sales representatives strategically located throughout fifteen countries in North America, Europe and Asia. The North American sales organization is divided into three regions (East, Central and West) which are jointly serviced by direct sales representatives. In Europe and Asia, our sales force is focused by country and by customer. Each sales region has a support staff of sales engineers, technical service personnel and customer service organizations to ensure high-quality, customer-focused service. The global marketing organization further supports the sales organization through market research, market development and communications.

     We have enhanced our global sales and marketing network in order to leverage our increased EMS capabilities. For those customers with locations in more than one region of the world, we offer consistently high-quality products and services which can be delivered from our facility which best meets that customer's requirements. We assign global account managers to our most strategic customers. These global account managers are the strategic focal point within Viasystems for developing a strong strategic business partner relationship with our global accounts. Regional account managers support these global account managers, providing account sales support at the global account's various locations around the world.

  Manufacturing and Engineering

     We produce highly complex, technologically advanced multi-layer and standardized technology printed circuit boards, backpanel assemblies, printed circuit board assemblies, wire harnesses and custom cable assemblies, custom enclosures and full systems that meet increasingly tight tolerances and specifications demanded by OEMs. Multi-layering, which involves placing multiple layers of electrical circuitry on a single printed circuit board or backpanel, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board or backpanel. Interconnect products having narrow, closely spaced circuit tracks are known as fine line products. Today, we and a few other industry leaders are capable of efficiently producing commercial quantities of printed circuit boards with up to 48 layers and circuit track widths as narrow as three one-thousandths of an inch. We have the capability to produce printed circuit boards with up to 60 layers and circuit track widths as narrow as two one-thousandths of an inch. The manufacture of complex multi-layer interconnect products often requires the use of sophisticated circuit interconnections between layers, called blind or buried vias, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds, referred to as controlled impedance. These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers.

     The manufacture of printed circuit boards involves several steps: etching the circuit image on copper-clad epoxy laminate, pressing the laminates together to form a panel, drilling holes and depositing copper or other conductive material to form the innerlayer electrical connections and, lastly, cutting the panels to shape. Advanced interconnect products may also require additional critical steps, including dry film imaging, photoimageable soldermask processing, computer controlled drilling and routing, automated plating and process controls and achievement of controlled impedance. Manufacture of printed circuit boards used in backpanel assemblies requires specialized expertise and equipment because of the larger size of the backpanel relative to other printed circuit boards and the increased number of holes for component mounting.

     The manufacture of printed circuit board assemblies involves the attachment of various electronic components, such as integrated circuits, capacitors, microprocessors and resistors to printed circuit boards. The manufacture of backpanel assemblies involves attachment of electronic components, including printed circuit boards, integrated circuits and other components, to the backpanel, which is a large printed circuit board. We use surface mount, pin-through hole and press fit technologies in backpanel assembly. We also assemble higher-level sub-systems and full systems incorporating printed circuit boards and complex electromechanical components. We manufacture on a turnkey basis, directly procuring some or all of the components necessary for production.

     We also provide computer-aided testing of printed circuit boards, sub-systems and full systems, which contributes significantly to our ability to deliver high quality products on a consistent basis. We test boards and system level assemblies to verify that all components have been properly inserted and that the electrical circuits are complete. Further functional tests determine if the board or system assembly is performing to customer specifications.

  Quality Standards

     Most of our manufacturing facilities are certified under ISO 9002, a set of standards published by the International Organization of Standardization and used to document, implement and demonstrate quality management and assurance systems in design and manufacturing. Currently, we are working towards achieving ISO 9002 certification at all facilities. As part of the ISO 9002 certification process, we developed a quality systems manual and an internal system of quality controls and audits. Although ISO 9002 certification is of particular importance to the companies doing business in the European Community, we believe that United States electronics manufacturers are increasing their use of ISO 9002 registration as a criteria for suppliers.

     In addition to ISO 9002 certification, we have sites which are QS9000 and ISO 14000 certified, and we are BellCore, British Approval Board for Telecommunications, or BABT, and Underwriters Laboratories, or UL, compliant. These qualifications establish standards for quality, manufacturing process control and manufacturing documentation and are required by many OEMs in the electronics industry.

  Technology Development

     Our close involvement with our customers at the early stages of their product development cycles positions us at the leading edge of technical innovation in the manufacturing of backpanel assemblies and printed circuit boards. We selectively seek orders that require the use of state-of-the-art manufacturing techniques or materials in order to further develop our manufacturing expertise. We work closely with our customers and suppliers to provide industry-leading solutions. Current areas of manufacturing process development include densification, laser abalation, large and thick backpanels, "on-board" fiber and embedded photonics.

     Recent developments in the electronics industry have necessitated improvements in the types of laminate used in the manufacture of interconnect products. New laminate materials may contain new chemical formulations to achieve better control of flow, resin systems with high glass transition temperatures, reduced surface imperfections and greatly improved dimensional stability. Future generations of interconnect products will require ultra fine lines, multi-layers of much greater complexity and thickness and extremely small holes in the range of 4 to 10 one-thousandths of an inch. The materials designed to meet these requirements, such as BT epoxy, cyanate esters, polyamide quartz and Kevlar epoxy, are beginning to appear in the marketplace. Widespread commercial use of these materials will depend upon statistical process control and improved manufacturing procedures to achieve the required yields and quality.

     We have developed expertise and techniques that we use in the manufacture of printed circuit boards, backpanels and subsystems. We believe many of the manufacturing processes related to the manufacture of printed circuit boards are proprietary, including our ability to manufacture large perimeter, thick high layer count backpanels. Generally, we rely on common law trade secret protection and on confidentiality agreements with our employees to protect our expertise and techniques. We own 14 patents and license 3 patents and believe that patents have not historically constituted a significant form of intellectual property right in our industry. Six patents expire within the next two years and the remainder expire over the next 15 years. The expiration of any of these patents is not expected to have a material adverse effect on our ability to operate.

  Supplier Relationships

     We order materials and components based on purchase orders received and accepted and seek to minimize our inventory of materials or components that are not identified for use in filling specific orders. Historically, materials and components we use have been readily available in the open market. However, recent shortages of electronic components have become increasingly prevalent and while such shortages have not materially affected our ability to complete and ship products on a timely basis, future component shortages could force us to delay shipments to customers, which could have an adverse effect on our results of operations. We work with our suppliers to develop just-in-time supply systems which reduce inventory carrying costs. We also maintain a supplier certification program which evaluates potential vendors on the basis of such factors as quality, on-time delivery, costs, technical capability, and potential technical advancement.

  Competition

     Significant competitive factors in the electronics manufacturing services, or EMS, industry include product quality, responsiveness to customers, manufacturing and engineering technology and price. We believe that competition in the market segments served by us is based more on product quality and responsive customer service and support than on price, in part because the cost of interconnect products manufactured by us is usually low relative to the total cost of the equipment and because product reliability and prompt delivery are of greater importance to our customers. Our vertical model, including our key core competencies in manufacturing complex printed circuit boards, affords us the opportunity to supply our customers with state of the art solutions. We believe that our primary competitive strengths are our ability to provide responsive, flexible, short lead-time manufacturing services, our engineering and manufacturing expertise and our customer service support.

     We believe that our breadth of service offerings in the electronics manufacturing services industry compares favorably to that of the other leading EMS providers. The recent acquisitions of the wire harness business of International Wire, the networks components and services business of Marconi Communications, Top Line Electronics, the Rouen global provisioning facility of Lucent Technologies, Laughlin-Wilt Group, Inc. and Accutec have allowed us to increase our service offerings.

     We face intense competition from a number of established competitors in our various product markets. We also face competition from OEMs who perform EMS services internally. We have competitors that have greater financial and manufacturing resources than we do, including significantly greater printed circuit board assembly capacity. During periods of recession, our competitive advantages may be of reduced importance. In addition, captive interconnect product manufacturers may seek orders in the open market to fill excess capacity, thereby increasing price competition.

  International Operations

     Approximately 70% and 66% of our sales for the years ended December 31, 1999 and 2000, respectively, originated outside of the United States. As of December 31, 2000, we had 20 manufacturing facilities in the United Kingdom, France, Canada, Mexico, Italy, Denmark, the Netherlands and China, with sales offices throughout Europe and Asia Pacific. We believe that our global presence is important as it allows us to provide consistent, quality products on a timely basis to our multinational customers worldwide. For additional information regarding our international operations, see Note 14 to the consolidated financial statements contained in Part II, Item 8.

     We are subject to risks generally associated with international operations, including price and exchange controls and other restrictive actions. In addition, fluctuations in currency exchange rates may affect our results of operations.

  Backlog

     We estimate that our backlog of unfilled orders on December 31, 1999 and 2000 was approximately $214.2 million and $326.2 million, respectively. The increase in backlog from December 31, 1999 was due to increased demand from our OEM customers as well as to our acquisitions in 2000, and was partially offset by the reduction in backlog associated with the distribution of certain operations effected in March 2000. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

  Environmental

     Some of our operations are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. We believe that we are in material compliance with applicable environmental laws and the costs of compliance with such current or proposed environmental laws and regulations will not have a material adverse effect on us. Further, we are not a party to any claim or proceeding and we are not aware of any threatened claim or proceeding under environmental laws that could, if adversely decided, reasonably be expected to have a material adverse effect on us. Currently, remediation of contamination is being undertaken at our facilities in Virginia and Puerto Rico. While the cost of the remediation could be material, the prior owners are conducting the requisite remedial actions and have agreed to indemnify us for costs associated with the remediations. We believe that the prior owners of those facilities are fully capable of performing and will perform under such agreements. Accordingly, we do not believe that any of these matters are reasonably likely to have a material adverse effect on our business, results of operations, financial condition, prospects and ability to service debt.

  Employees

     As of January 31, 2001, we had approximately 24,700 employees. Of these employees, approximately 20,880 were involved in manufacturing, 2,180 worked in engineering, 320 worked in sales and marketing, and 1,320 worked in accounting and administrative capacities. Approximately 540 employees, or about 2%, were represented by a union pursuant to a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage or work slowdown, and believe we have good relations with our employees.

  Where You Can Find More Information

     We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (the "SEC"). Any reports, statements or other information filed by us may be read and copied at the SEC's public reference room, at 450 Fifth Street NW, Washington, DC, as well as at public reference rooms in New York, NY and Chicago, Ill. For further information on public reference rooms, call 1 (800) SEC-0330. The Company's filings are also available to the public from commercial retrieval services and at the Internet web site maintained by the SEC at http:/www.SEC.gov.

ITEM 2. PROPERTIES

     In addition to our executive offices in St. Louis, Missouri, as of January 15, 2001, we operate 33 principal manufacturing and research facilities, including 1 joint venture, located in 9 different countries with a total area of approximately 4.6 million square feet. We believe our plants and equipment include state-of-the-art technology and are well maintained. We believe that our existing facilities, together with facilities expansions and upgrades that are in process or that we are currently evaluating, are adequate to meet our reasonably foreseeable requirements for at least the next two years. We continually evaluate our expected future facilities requirements.

     Some of our owned facilities are subject to mortgages under our senior credit facility. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and our consolidated financial statements contained elsewhere in this Report.

                                              SIZE           TYPE OF                       DESCRIPTION OF
LOCATION                                (APPROX. SQ. FT.)    INTEREST                PRODUCTS/SERVICES PROVIDED
--------                                -----------------   ----------               --------------------------
UNITED STATES
Richmond, Virginia....................        726,000       Owned        Printed circuit board fabrication, backpanel
                                                                         assembly and full system assembly
Bucyrus, Ohio.........................         47,000       Leased(1)    Wire harness and cable assembly
El Paso, Texas........................         96,000       Leased(2)    Wire harness and cable assembly
San German, Puerto Rico...............        199,000       Leased(3)    Printed circuit board fabrication
Columbus, Ohio........................         35,000       Leased(4)    Full system assembly
Beaverton, Oregon.....................         75,000       Leased(5)    Full system assembly
Milford, Massachusetts................        108,000       Leased(6)    Full system assembly
San Jose, California..................         64,000       Owned        Full system assembly
San Jose, California..................         60,000       Leased(7)    Full system assembly
Mishawaka, Indiana....................         38,000       Owned        Wire harness and cable assembly
Orange County, California.............         33,000       Leased(8)    Full system assembly
Spartanburg, South Carolina...........         30,000       *            Manufacture of thermal management systems
Milwaukee, Wisconsin..................        305,000       Leased(9)    Custom metal enclosure fabrication
CANADA
Pointe-Claire (Montreal), Quebec......        168,000       Owned        Printed circuit board fabrication
Kirkland (Montreal), Quebec...........        121,000       Owned        Printed circuit board fabrication
Granby (Montreal), Quebec.............        119,000       Owned        Printed circuit board fabrication
MEXICO
Juarez, Mexico........................         51,000       Leased(3)    Backpanel assembly
Juarez, Mexico........................        438,000       Leased(10)   Wire harness and cable assembly
Chihuahua, Mexico.....................        282,000       Owned        Wire harness and cable assembly
Chihuahua, Mexico.....................        253,000       Leased(11)   Wire harness and cable assembly
EUROPE................................                                   Printed circuit board fabrication
Echt, Netherlands.....................        462,000       Owned        and backpanel assembly
Rouen, France.........................        344,000       Owned        Full system assembly
Terni, Italy..........................        234,000       Owned        Custom metal enclosure fabrication and full system
                                                                         assembly
Skive, Denmark........................        142,000       *            Manufacture of thermal management systems
Ballynahinch, Northern Ireland........         73,000       Owned        Wire harness and cable assembly, power supplies
                                                                         and printed circuit board fabrication
Boldon, England.......................         51,000       Leased(12)   Backpanel assembly and full system assembly
Coventry, England.....................        219,000       Leased(13)   Custom metal and plastic enclosure fabrication and
                                                                         full system assembly
ASIA
Guangzhou, China......................      2,000,000       Owned        Printed circuit board fabrication
Zhongshan, China......................        318,000       Owned        Printed circuit board fabrication
Shanghai, China.......................        165,000       Owned        Backpanel assembly and custom metal enclosure
                                                                         fabrication
Nantong, China........................         17,000       Leased(14)   Backpanel assembly
Shanghai, China.......................         65,000       Leased(15)   Custom metal enclosure fabrication and full system
                                                                         assembly
Beijing, China........................         25,000       Leased(16)   Custom metal enclosure fabrication

---------------

  *  Operated under a joint venture.

 (1) Lease expires October 2001.

 (2) Lease expires March 2002.

 (3) Lease expires December 2002.

 (4) Lease expires February 2002.

 (5) Leases expire beginning March 2001.

 (6) Lease expires July 2009.

 (7) Lease expires September 2007.

 (8) Lease expires July 2003.

 (9) Lease expires December 2010.

(10) Leases expire beginning July 2002.

(11) Lease expires March 2008.

(12) Lease expires June 2019.

(13) Lease expires in 2004.

(14) Lease is month-to-month.

(15) Lease is month-to-month, subject to three months' notice.

(16) Lease expires April 2002.

     In addition to the facilities listed above, at December 31, 2000 we maintained several sales and marketing facilities located throughout North America, Europe and Asia, all of which are leased.

ITEM 3. LEGAL PROCEEDINGS

     Our operations have from time to time been involved in claims and litigation. The nature of our business is such that it is anticipated that we will be involved from time to time in claims and litigation in the ordinary course of our business. Based on experience with similar claims and litigation, we do not anticipate that these matters will have a material adverse effect on our business, results of operations, financial condition, prospects or ability to service debt.

     We anticipate that we may, from time to time, receive notifications alleging infringements of patents generally held by other manufacturers. Disputes over patent infringement are common in the electronics industry and typically begin with notices of the type described above. Although the ultimate resolution of any legal action and infringement notices described above cannot be predicted, we believe that the resolution, including any ultimate liability, will not have a material adverse effect on our business, results of operations, financial condition or ability to service debt. We are not currently involved in any patent infringement disputes and have not received any notices alleging infringement of patents, the unfavorable resolution of which we believe would be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 2000.

  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and positions of our executive officers.

James N. Mills.................    63   Chairman of the Board and Chief Executive Officer
Timothy L. Conlon..............    49   President, Chief Operating Officer and Director
David M. Sindelar..............    43   Senior Vice President and Chief Financial Officer
Barry L. Brigman...............    53   President -- Viasystems Americas
Steven S.L. Tang...............    44   President -- Viasystems Asia
James G. Powers................    39   Executive Vice President -- Business Development
Joseph S. Catanzaro............    48   Senior Vice President -- Finance

     James N. Mills has been Chairman of the Board and Chief Executive Officer of Viasystems since January 1997. Mr. Mills is also the Chairman of the Board and Chief Executive Officer of Mills & Partners, International Wire Holding Company, International Wire Group, Inc. and LLS Corp. Mr. Mills was Chairman of the Board and Chief Executive Officer of Berg Electronics Corp. and Chairman of the Board and sole director of Berg Electronics Group, Inc. from November 1992 through October 1998 and was Chairman of the Board and Chief Executive Officer of Crain Holdings Corp. and Crain Industries, Inc. from August 1995 through December 1997 and of Jackson Holding Company and Jackson Products, Inc. from February 1993 through August 1995.

     Timothy L. Conlon has been a director, President and Chief Operating Officer of Viasystems since October 1998. Prior to joining Viasystems, Mr. Conlon was employed as President and Chief Operating Officer of Berg Electronics Corp. from January 1997 through October 1998. Mr. Conlon also served as Executive Vice President and Chief Operating Officer of Berg Electronics Group, Inc., a wholly owned subsidiary of Berg Electronics Corp., from October 1993 through January 1997. Prior to joining Berg Electronics Group, Inc., Mr. Conlon was employed as President of the Cutting and Welding Division of Thermadyne Industries, Inc. from April 1993 through October 1993. Prior to joining Thermadyne Industries, Inc., Mr. Conlon spent nine years in the electronic connector industry including serving as General Manager of the Information Technologies and Spectra strip divisions of Amphenol Corporation from 1990 through July 1992 and President of Cambridge Products from 1988 through 1989.

     David M. Sindelar has been a Senior Vice President of Viasystems since January 1997 and Chief Financial Officer of Viasystems since its inception. Mr. Sindelar is also President and Chief Operating Officer of Mills & Partners. Mr. Sindelar also serves as Senior Vice President and Chief Financial Officer of International Wire Holding Company and LLS Corp. Mr. Sindelar was Senior Vice President and Chief Financial Officer of Berg Electronics Corp. from March 1993 through October 1998 and of Crain Industries, Inc. and Crain Holdings Corp. from August 1995 through December 1997 and of Jackson Holding Company from February 1993 through August 1995. Mr. Sindelar is a director of LLS Corp.

     Barry L. Brigman joined Viasystems in January 1997 as President of Viasystems Americas and is currently responsible for the overall operations of Viasystems' facilities on the continent of North America. Prior to Viasystems, Mr. Brigman was Senior Vice President and General Manager of Berg Electronics from March 1993. Prior to 1993, Mr. Brigman held various management positions within the fibers, medical and electronics groups of E.I. DuPont Company.

     Steven S.L. Tang joined Viasystems in July 1999 as President of Viasystems Asia and is currently responsible for the overall operations of Viasystems' facilities on the continent of Asia. Prior to coming to Viasystems, Mr. Tang served as a Managing Director for the Asian division of Utilix Asia Limited, an Australian connector manufacturing company, from 1995 to July 1999. Prior to 1995, Mr. Tang held various positions, all in Asia, with companies such as Amphenol, Pace Inc., National Semiconductor and Honeywell. Mr. Tang is a director of China Gateway Holdings, Inc.

     James G. Powers has been a Vice President of Viasystems since January 1997, serving as Executive Vice President -- Business Development since March 2000, as Executive Vice President -- Operations from June 1999 to March 2000, and as Senior Vice President -- Finance from January 1997 until June 1999. Prior to joining Viasystems, Mr. Powers served as Vice President -- Finance of Crain Industries, Inc. He also held various positions at Berg Electronics Corp., including Vice President -- Controller, from June 1993 to August 1995. Previously, Mr. Powers was Controller of Moog Automotive, Inc. from 1991 through 1993 and was employed by Arthur Andersen & Co. from 1983 to 1991.

     Joseph S. Catanzaro was named Senior Vice President -- Finance of Viasystems in June 1999. Mr. Catanzaro joined Viasystems in October 1998 in the position of Vice President of Business Services, and continues to manage that department along with his global financial responsibilities. Prior to joining Viasystems, Mr. Catanzaro was Vice President of Finance at Berg Electronics from April 1993 to October 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

     Our common stock (NYSE symbol VG) is traded on the New York Stock Exchange. The following table sets forth the range of high and low sales prices for each period indicated:

                                                                     2000
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
First quarter (March 24 through March 31)*..................  $23.0625   $14.4375
Second quarter..............................................  $ 18.125   $  8.375
Third quarter...............................................  $  21.75   $  13.75
Fourth quarter..............................................  $  17.75   $   6.00

---------------

* The common stock first traded on the New York Stock Exchange on March 24,
  2000.

     We have never paid cash dividends on our common stock and have no present plans to do so. We are a holding company whose only significant asset is the stock of our wholly-owned subsidiary, Viasystems, Inc., and, accordingly, we rely on distributions from our subsidiaries for cash. Moreover, our senior credit facility, the indentures governing our senior subordinated notes and our Series B Preferred Stock each contain restrictions on our ability to pay dividends and/or receive distributions from our subsidiaries. There were approximately 206 shareholders of record at February 5, 2001.

     During the quarter ended December 31, 2000, we issued an aggregate of 3,297,481 shares in connection with the purchase of Laughlin-Wilt Group, Inc. The shares were issued pursuant to an exemption from the registration requirements of Section 5 of the Securities Exchange Act of 1933, as amended, by reason of Section 4(2) thereunder.

     During the quarter ended December 31, 2000, we issued an aggregate of 1,101,098 shares pursuant to the "Earn-Out" provisions entered into by us in connection with the Top Line acquisition. The shares were issued pursuant to an exemption from the registration requirements of Section 5 of the Securities Exchange Act of 1933, as amended, by reason of Section 3(a)(10) thereunder.

     During the quarter ended December 31, 2000, we issued an aggregate of 976,150 shares in connection with the purchase of Accutec. The shares were issued pursuant to an exemption from the registration requirements of Section 5 of the Securities Exchange Act of 1933, as amended, by reason of Section 4 (2) thereunder.

     During the year ended December 31, 2000, we issued an aggregate of 10,000, 10,667, 15,000 and 52,500 shares in connection with employee stock option exercises. The shares were issued pursuant to an exemption from the registration requirements of Section 5 of the Securities Exchange Act of 1933, as amended by reason of Section 4(2) thereunder.

ITEM 6. SELECTED FINANCIAL DATA

  The Company

     The selected financial and other data below for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 presents consolidated financial information of Viasystems Group, Inc. and subsidiaries and have been derived from our audited consolidated financial statements. In March 2000, we acquired all of the outstanding shares of Wirekraft Industries, Inc. in a transaction between entities under common control which was accounted for in a manner similar to a pooling of interest. The table below presents only the financial data of Wirekraft from January 1, 1996 through August 28, 1996, the date Viasystems Group, Inc. commenced operations. Subsequent to August 28, 1996, the historical financial data of Viasystems and Wirekraft have been combined.

     The following information should be read in conjunction with our audited consolidated financial statements and the related notes and "Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere in this Report.

                                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                           1996         1997          1998          1999           2000
                                        ----------   -----------   -----------   -----------   ------------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales.............................  $  212,698   $   960,719   $ 1,202,321   $ 1,293,370   $  1,604,985
Cost of goods sold....................     172,536       684,777       856,942       969,614      1,230,552
Selling, general and administrative
  expenses, including non-cash
  compensation expense charge of $0,
  $0, $3,398, $110,070, and $104,351,
  respectively(1).....................      10,558        83,497       119,424       232,653        225,611
Depreciation and amortization.........       9,858       116,229       172,950       182,143        144,866
Impairment loss(2)....................      32,835            --            --       468,389             --
Write-off of acquired in-process
  research and development(3).........      50,800       294,500        20,100        17,600             --
                                        ----------   -----------   -----------   -----------   ------------
Operating income (loss)...............     (63,889)     (218,284)       32,905      (577,029)         3,956
                                        ----------   -----------   -----------   -----------   ------------
Interest expense, net.................      13,363        73,322       101,045       117,822        105,514
Amortization of deferred financing
  costs...............................         470         6,629         9,354         6,619          4,296
Other expense (income)................        (330)        1,138         4,964        23,594          1,857
                                        ----------   -----------   -----------   -----------   ------------
Loss before income taxes, cumulative
  effect of a change in accounting
  principle and extraordinary item....     (77,392)     (299,373)      (82,458)     (725,064)      (107,711)
                                        ----------   -----------   -----------   -----------   ------------
Provision (benefit) for income
  taxes...............................      (1,580)       13,490        (1,812)      (23,212)        (2,923)
                                        ----------   -----------   -----------   -----------   ------------
Loss before cumulative effect of a
  change in accounting principle and
  extraordinary item..................     (75,812)     (312,863)      (80,646)     (701,852)      (104,788)
Cumulative effect -- write-off of
  start-up costs, net of income tax
  benefit of $6,734(4)................          --            --            --        18,443             --
Extraordinary item -- loss on early
  extinguishment of debt, net of
  income tax benefit of $4,332 in 1997
  and $0 in 2000(5)...................          --         7,796            --            --         31,196
                                        ----------   -----------   -----------   -----------   ------------
Net loss..............................  $  (75,812)  $  (320,659)  $   (80,646)  $  (720,295)  $   (135,984)
                                        ==========   ===========   ===========   ===========   ============
Basic net loss per weighted average
  common share(6).....................  $   (46.32)  $    (10.76)  $     (1.54)  $    (10.14)  $      (1.13)
                                        ==========   ===========   ===========   ===========   ============
Basic weighted average common
  shares(6)...........................   1,440,000    26,507,409    48,205,838    62,123,268    121,607,031
Diluted net loss per weighted average
  common share(6).....................  $   (52.21)  $    (12.22)  $     (1.71)  $    (10.77)  $      (1.14)
                                        ==========   ===========   ===========   ===========   ============
Diluted weighted average common
  shares(6)...........................   1,451,955    26,507,409    48,669,528    67,238,458    123,258,689

                                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                           1996         1997          1998          1999           2000
                                        ----------   -----------   -----------   -----------   ------------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Cash and cash equivalents.............  $   16,117   $    27,538   $     9,335   $    22,839   $     45,676
Working capital.......................      60,839        37,830        31,394       112,220        240,595
Total assets..........................     467,767     1,153,548     1,545,641     1,309,226      1,611,284
Total debt, including current
  maturities..........................     265,685       847,396     1,134,992     1,362,523      1,024,317
Stockholders' equity (deficit)........     115,837       (26,738)      (90,578)     (537,247)        89,831

---------------

(1) During the years ended December 31, 1998 and 1999, we recorded non-cash compensation charges of $3.4 million and $110.1 million, respectively, which reflect the difference between the cost of the class A common stock and class A series II common stock and the value of the common stock that it was convertible into at those dates. Additionally, in connection with our initial public offering during the year ended December 31, 2000, we recorded non-cash compensation expense charges totaling $104.4 million: (i) $33.6 million related to the amendment of terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms; (ii) $63.0 million related to the conversion of each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock; and (iii) $7.8 million related to options issued to Hicks, Muse, Tate & Furst Incorporated ("HMTF") and partners of HMTF as consideration for the termination of certain agreements.

(2) Represents an impairment loss related to the write-off of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." See Note 3 to our consolidated financial statements contained in Part II, Item 8.

(3) Represents charges relating to the write-off of acquired in-process research and development costs associated with the acquisitions of Circo Craft and the assets of the Interconnection Technologies Unit of the Microelectronics Group (the "Lucent Division") of Lucent Technologies Inc. in 1996, the Forward Group ("Forward") and Interconnection Systems (Holdings) Limited ("ISL") in 1997, Mommers Print Service B.V. and Zincocelere S.p.A. ("Zincocelere") in 1998 and Kalex in 1999. The write-off relates to acquired research and development for projects that do not have a future alternative use.

(4) Represents the write-off of the net book value of start-up costs as of January 1, 1999, related to the required adoption of the Financial Accounting Standards Board's issuance of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organizational costs to be expensed as incurred effective January 1, 1999.

(5) We recorded, as an extraordinary item, a non-cash write-off of deferred financing fees of approximately $7.8 million, net of income tax benefit of $4.3 million in 1997 and $31.2 million, net of income tax benefit of $0 in 2000, related to deferred financing fees incurred on debt retired before maturity.

(6) Basic net loss per weighted average common share is computed by dividing the net loss plus the charge for preferred stock dividends and accretion less the loss attributable to class A common stock and class A series II common stock by the weighted average common shares outstanding during the period. Diluted net loss per weighted average common share is computed by dividing the net loss plus the charge for preferred stock dividends and accretion by the weighted average common shares outstanding during the period plus the weighted average class A common stock and class A series II common stock on an as if converted basis until March 23, 2000, at which time we converted each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. Options and warrants were excluded from the diluted calculation because their effect is anti-dilutive. For further discussion on the calculation of basic and diluted loss per share, refer to
    Note 24 of our consolidated financial statements contained in Part II, Item
    8.

  Predecessors

     Each of Circo Craft Co. Inc., Viasystems Technologies Corp., Forward Group PLC and Interconnection Systems (Holdings) Limited are considered predecessors to Viasystems Group, Inc. and, as such, the following selected financial data is presented for each predecessor.

  CIRCO CRAFT CO. INC.

     The selected financial and other data below represents the financial information of Circo Craft for the nine months ended September 30, 1996 (the period prior to the acquisition of Circo Craft by Viasystems). The data set forth in Canadian GAAP in Canadian dollars has been derived from the audited consolidated financial statements of Circo Craft. The consolidated financial statements of Circo Craft have been prepared in accordance with Canadian GAAP, which differs in significant respects from U.S. GAAP. The data set forth in U.S. GAAP has been derived from the audited consolidated financial statements of Circo Craft and adjusted for differences between Canadian GAAP and U.S. GAAP. The following information should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                                                            APPROXIMATE
                                                                            AMOUNTS IN
                                                           CANADIAN GAAP     U.S. GAAP
                                                           -------------   -------------
                                                            NINE MONTHS     NINE MONTHS
                                                               ENDED           ENDED
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                               1996            1996
                                                           -------------   -------------
                                                                  (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales................................................    C$129,633       C$129,633
Cost of goods sold.......................................      101,532         101,532
Selling, general and administrative expenses.............        7,969           8,072
Depreciation and amortization............................        8,456           8,456
                                                             ---------       ---------
Operating income.........................................       11,676          11,573
Interest expense.........................................          646             646
Other income.............................................         (880)           (880)
Expenses related to sale(1)..............................        5,907           5,907
                                                             ---------       ---------
Income before income taxes...............................        6,003           5,900
Provision for income taxes...............................        3,847           3,680
                                                             ---------       ---------
          Net income before non-controlling interest.....    C$  2,156       C$  2,220
                                                             =========       =========
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents................................    C$ 28,438       C$ 21,411
Working capital..........................................       41,909          41,909
Total assets.............................................      134,725         134,725
Total debt, including current maturities.................           --          17,563

---------------

(1) Represents non-recurring expenses incurred in connection with the sale of Circo Craft to Viasystems which includes, among others, brokerage and legal fees.

  VIASYSTEMS TECHNOLOGIES CORP.

     The selected financial and other data below presents financial information of the Lucent Division (renamed Viasystems Technologies) for the eleven months ended November 30, 1996 (the period prior to the acquisition of the Lucent Division by Viasystems). The data has been derived from the audited statements of operations of Viasystems Technologies. We have omitted balance sheet data because we do not believe that the presentation of balance sheet data for Viasystems Technologies is meaningful because such business was a division of Lucent Technologies for the period indicated. In addition, Viasystems Technologies was a captive producer for Lucent Technologies and historical financial results for Viasystems Technologies may not be indicative of its results of operations as an independent entity. The following information should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                                             ELEVEN
                                                          MONTHS ENDED
                                                          NOVEMBER 30,
                                                              1996
                                                         --------------
                                                         (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales.............................................      $325,102
Cost of goods sold....................................       244,313
Selling, general and administrative expenses..........        34,792
Depreciation and amortization.........................        18,317
                                                            --------
          Operating income............................        27,680
Interest expense(1)...................................           917
Other income..........................................          (228)
                                                            --------
Income before income taxes............................        26,991
Provision for income taxes............................        10,257
                                                            --------
          Net income..................................      $ 16,734
                                                            ========

---------------

(1) Interest expense represents interest incurred on capital leases.

  Forward Group PLC

     The selected financial and other data below presents financial information of Forward Group as of and for the periods indicated. The data as of and for the two fiscal years ended January 31, 1996 and 1997 (the period prior to the acquisition of Forward Group by Viasystems), set forth in U.K. GAAP in U.K.L, has been derived from the audited consolidated financial statements of Forward Group. The consolidated financial statements of Forward Group have been prepared in accordance with U.K. GAAP, which differs in significant respects from U.S. GAAP. The data set forth in U.S. GAAP as of and for the two fiscal years ended January 31, 1996 and 1997, has been derived from the audited consolidated financial statements of Forward Group and adjusted for differences between U.K. GAAP and U.S. GAAP. The following information should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                                              U.K. GAAP
                                                              ---------
                                                  APPROXIMATE AMOUNTS IN U.S. GAAP
                                               ---------------------------------------
                                                      FISCAL YEAR ENDED JANUARY
                                               ---------------------------------------
                                                1996       1997      1996       1997
                                               -------   --------   -------   --------
                                                           (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales....................................  L66,839   L105,029   L66,839   L105,029
Costs of goods sold..........................   49,850     79,030    49,850     79,030
Selling, general and administrative
  expenses...................................    6,425     11,189     6,390     11,029
Depreciation and amortization................    2,701      4,694     2,787      4,870
Restructuring charges(1).....................       --      1,244        --      1,244
                                               -------   --------   -------   --------
  Operating income...........................    7,863      8,872     7,812      8,856
Interest expense.............................      412        996       412        996
Other income.................................     (113)      (229)     (113)      (229)
                                               -------   --------   -------   --------
  Income before income taxes.................    7,564      8,105     7,513      8,089
Provision for income taxes...................    2,641      2,707     2,652      2,760
                                               -------   --------   -------   --------
          Net income.........................  L 4,923   L  5,398   L 4,861   L  5,329
                                               =======   ========   =======   ========
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents....................  L   789   L     --   L   789   L     --
Working capital..............................    1,898     (3,074)    2,553     (3,074)
Total assets.................................   51,124     60,282    56,539     67,406
Total debt, including current maturities.....       --         --     7,879     15,535

---------------

(1) Represents non-recurring restructuring charges related to the consolidation and rationalization of several facilities at Forward Group.

  Interconnection Systems (Holdings) Limited

     The selected financial and other data below presents financial information of Interconnection Systems (Holdings) Limited, or ISL, as of and for the periods indicated. The data as of and for the fiscal years ended March 29, 1996, and April 4, 1997 (the period prior to the acquisition of ISL by Viasystems) set forth in U.K. GAAP in U.K.L, has been derived from the audited consolidated financial statements of ISL. The consolidated financial statements of ISL have been prepared in accordance with U.K. GAAP, which differs in significant respects from U.S. GAAP. The data set forth in U.S. GAAP as of and for the fiscal years ended March 29, 1996 and April 4, 1997, has been derived from the audited consolidated financial statements of ISL and adjusted for differences between U.K. GAAP and U.S. GAAP. The following information should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," all included elsewhere herein.

                                                                          APPROXIMATE AMOUNTS IN
                                                        U.K. GAAP               U.S. GAAP
                                                   --------------------   ----------------------
                                                    FISCAL YEAR ENDED       FISCAL YEAR ENDED
                                                   --------------------   ----------------------
                                                   MARCH 29,   APRIL 4,   MARCH 29,    APRIL 4,
                                                     1996        1997        1996        1997
                                                   ---------   --------   ----------   ---------
                                                                  (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales........................................  L104,611    L141,643    L104,611    L141,643
Costs of goods sold..............................    73,407      94,466      73,407      94,466
Selling, general and administrative expenses.....     7,522      10,514       7,464      10,437
Depreciation and amortization....................    17,302      26,771      15,752      17,522
                                                   --------    --------    --------    --------
  Operating income...............................     6,380       9,892       7,988      19,218
Interest expense.................................       807         818         807         818
Other income.....................................        --         (44)         --         (44)
                                                   --------    --------    --------    --------
  Income before income taxes.....................     5,573       9,118       7,181      18,444
Provision for income taxes.......................     4,422       6,874       2,584       6,112
                                                   --------    --------    --------    --------
          Net income.............................  L  1,151    L  2,244    L  4,597    L 12,332
                                                   ========    ========    ========    ========
BALANCE SHEET DATA (END OF PERIOD):
Cash and cash equivalents........................  L  2,636    L 26,244    L  2,636    L 26,244
Working capital..................................    (5,851)     11,516      (3,929)     14,276
Total assets.....................................    67,349     129,921      62,893     105,452
Total debt, including current maturities.........        --          --      15,699      35,754

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  General

     We are a leading worldwide independent provider of electronics manufacturing services, or EMS. We serve primarily the telecommunications and networking industries, which we believe to be the fastest-growing customer segments of the $101 billion EMS market. We offer a wide range of products and services to original equipment manufacturers of electronic products. Our products and services consist of the design and fabrication of printed circuit boards, in particular highly complex multi-layered printed circuit boards, the manufacture of custom-designed backpanel assemblies, the manufacture of complex printed circuit board assemblies, the design and manufacture of wire harness and custom cable assemblies, the design and manufacture of custom enclosures, the design and manufacture of power supply systems, the procurement and management of materials and the assembly and testing of our customers' complete systems and products.

  Our Development

     We were formed in 1996 by Hicks, Muse, Tate & Furst Incorporated and Mills & Partners, Inc. under the name Circo Craft Holding Company to create a preferred global manufacturing provider to leading original equipment manufacturers through acquisitions of printed circuit board fabricators and backpanel assemblers. In August 1996, we changed our name to CC Canada Holding Company and then back to Circo Craft Holding Company in September 1996. We had no operations prior to our first acquisition in October 1996, when we changed our name to Circo Technologies, Inc. In January 1997, we changed our name to Viasystems Group, Inc.

     We have since broadened our focus to become a full-solution provider in the electronics manufacturing services industry. This change occurred as a result of our recognition that many of the next generation products in the telecommunications and networking industries require highly advanced printed circuit boards and backpanel assemblies. As a result, we made a strategic decision to capitalize on our capabilities and compete for the complete assembly of our customers' products that utilize our printed circuit boards and backpanels.

     During 2000, we enhanced our EMS capabilities through six acquisitions with manufacturing facilities located in North America, Europe and Asia. In March we acquired the wire harness business of International Wire Group, Inc. and Marconi Communications' network components and services business. Additionally, in June, September, November and December 2000, we acquired Top Line Electronics Corporation, Lucent Technologies' global provisioning facility in Rouen, France, Laughlin-Wilt Group, Inc. and Accutec, respectively.

     In March 2000, we effected a transfer of all the capital stock of certain businesses in Europe to a new entity formed by our pre-IPO stockholders. These businesses primarily consist of the operations formerly conducted by Forward, ISL, Zincocelere and the production facility of Ericsson Telecom AB located in Sweden (the "Ericsson Facility"). We received subordinated notes in the aggregate principal amount of $124.5 million for the capital stock of those entities.

  Recent Events

     On January 2, 2001, the holder of an aggregate of $285.3 million in promissory notes (the "Chips Loan Notes") redeemed all the Chips Loan Notes. Viasystems paid this obligation plus the accrued quarterly interest owed by drawing on a $150 million letter of credit and borrowing $139.3 million on the Tranche A Chips Loan available under our credit facility. See Note 9 to our consolidated financial statements contained in Part II, Item 8.

     During the first quarter 2001, Viasystems announced headcount reductions of approximately 1,100 employees in its North American operations. In connection with this announcement, a restructuring charge of between $10 million and $20 million is anticipated.

  Acquisitions

     A significant portion of our growth has been generated through acquisitions completed since 1996. Our business includes eleven acquired businesses, including the following acquisitions in 2000:

     - the purchase of the wire harness business from International Wire, a business engaged in the design and manufacture of wire harnesses and custom cable assemblies, in the United States and Mexico (the acquisition of the wire harness business has been accounted for in a manner similar to a pooling of interests and, accordingly, the historical results of the wire harness business have been combined with our historical results for all periods presented);

     - the purchase of Marconi's network components and services business, a business engaged in electronic manufacturing services primarily to telecommunication customers with operations in the United Kingdom, Italy and China;

     - the purchase of Top Line Electronics Corporation, a business engaged in design and prototype services, printed circuit board assembly, full system assembly and testing, in San Jose, California;

     - the purchase of Lucent Technologies' global provisioning facility in Rouen, France, which is dedicated to the production of network transmission and radio frequency equipment;

     - the purchase of Laughlin-Wilt Group, Inc., a business engaged in design and prototype services, printed circuit board assembly, full system assembly and testing, in Beaverton, Oregon and Orange County, California; and

     - the purchase of Accutec, a business engaged in the design and fabrication of custom enclosures, in Milwaukee, Wisconsin.

     We continue to examine numerous acquisition opportunities in order to:

     - diversify end-product programs with existing customers;

     - locate manufacturing facilities close to original equipment manufacturers or their end users;

     - expand our capacity in selected geographic regions to take advantage of existing infrastructure or low cost manufacturing;

     - complement our service offerings; and

     - diversify our customer base to serve a wide variety of end-markets with new telecommunications and networking customers.

     We routinely engage in discussions with respect to possible acquisitions. Acquisitions considered by us could include a single facility, significant multiple facilities or original equipment manufacturer asset acquisitions. We cannot assure you that any of these discussions will result in a definitive purchase agreement and, if they do, what the terms or timing of any agreement would be.

     Although we expect each acquisition to be accretive to earnings and cash flow after a transition period for each acquisition, generally approximately one year, we cannot assure you that any acquisition will be accretive after the transition period. The initial margins from a newly acquired business or facility will likely be lower than our current overall margins for several reasons:

     - an acquired business or facility may be underutilized;

     - existing business at a new or acquired business or facility may be lower margin, such as printed circuit board assembly or system assembly;

     - a newly acquired business or facility may be less efficient initially;
       and

     - we may accept lower initial margins on large-scale operations with significant new customers.

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

     We expect that the results for an acquired business or facility will improve over the transition period as we:

     - increase capacity utilization and reduce cost;

     - complete integration activities, including replacing third-party suppliers of printed circuit boards, backpanel assemblies and wire harnesses and cable assemblies with our own internal production of those components;

     - implement our processes and disciplines to reduce costs and obtain the cost benefits of our procurement leverage; and

     - introduce new business from the original customer and others.

  Greenfield Facilities

     Since our inception in 1996, we have opened four new start-up, or greenfield, facilities in the United States, Mexico, Europe and Asia. These facilities provide us with backpanel assembly and full system assembly operations in key geographic markets. We are also currently completing a new 165,000 square foot facility in Shanghai, China, which will provide enclosures, backpanels and cable assembly services. This new facility will be operational in early 2001.

     Consistent with our past practices and as a normal course of business, we will continue to evaluate establishing new greenfield facilities particularly when greenfield operations have the potential to enable us to increase our sales or service to our existing customers, access new geographic markets or provide favorable cost advantages.

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net sales for the year ended December 31, 2000, were $1.6 billion, representing a $311.6 million, or 24.1%, increase from the comparable period in 1999. The increase was primarily due to volume growth in the telecom/datacom industry and a result of acquisitions completed in 1999 and 2000, partially offset by the reduction in sales associated with the distribution of the operations formerly conducted by Forward, ISL, Zincocelere and Viasystems Sweden in March 2000.

     Cost of goods sold for the year ended December 31, 2000, was $1.2 billion, or 76.7% of net sales, compared to $969.6 million, or 75.0% of net sales, for the year ended December 31, 1999. Cost of goods sold as a percent of net sales increased year over year as a result of a higher percentage of EMS sales in 2000, which generally have lower margins than printed circuit board sales. This was partially offset by higher production volume absorption and cost containment initiatives.

     Selling, general and administrative expenses (excluding the non-cash compensation expense charge of $110.1 million and $104.4 million in 1999 and 2000, respectively) for the year ended December 31, 2000, decreased by $1.3 million versus the comparable period in 1999. These costs decreased primarily due to a reduction in expenses as a result of the distribution of the operations formerly conducted by Forward, ISL, Zincocelere and Viasystems Sweden in March 2000, partially offset by increases in general and administrative expenses related to the acquisitions completed in 1999 and 2000.

     During the year ended December 31, 1999, we recorded a non-cash compensation charge of $110.1 million, which reflects the difference between the cost of the class A common stock and class A series II common stock and the value of common stock into which it was convertible at December 31, 1999.

     In connection with our initial public offering in March 2000, we amended the terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price and are immediately exercisable. As a result of these amendments, we recorded a one-time non-cash compensation expense charge of approximately $33.6 million during the year ended December 31, 2000.

     Also in connection with our initial public offering in March 2000, we converted each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This conversion eliminated the variable terms of the class A and class A series II common stock and resulted in a one-time non-cash compensation expense charge of approximately $63.0 million recorded during the year ended December 31, 2000.

     Additionally, in connection with our initial public offering in March 2000, we terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"). As consideration for Hicks Muse's willingness to agree to such termination, we granted to an affiliate of Hicks Muse and partners of Hicks Muse options to purchase an aggregate 2,134,000 shares of our common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time non-cash compensation expense charge of approximately $7.8 million recorded during the year ended December 31, 2000.

     Other expense decreased $36.3 million, from $148.0 million for the year ended December 31, 1999, to $111.7 million in the same period of 2000, due primarily to reduced interest expense and amortization of deferred financing costs related to the recapitalization in connection with the initial public offering completed in March 2000. Additionally, in 1999 we recorded a loss on disposal of plant, property and equipment related to the closure of our Selkirk, Scotland facility.

     Depreciation and amortization decreased $37.2 million, from $182.1 million for the year ended December 31, 1999 to $144.9 million for the same period in 2000, primarily as a result of the distribution of the operations formerly conducted by Forward, ISL, Zincocelere and Viasystems Sweden in March 2000. This decrease was partially offset by the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions completed in 1999 and 2000.

     During 1999, we recorded a non-cash impairment loss of $468.4 million related to the write-off of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Based on current business enterprise values using common appraisal methods, the assessment has identified impairment of long-lived assets acquired from the Forward Group, Interconnection Systems Limited and Zincocelere acquisitions. The calculated business enterprise values determined were compared to the net book value of the related long-lived assets with the difference representing the amount of the impairment loss. The impairment loss for each group of assets was first charged against goodwill with any remaining amounts being charged to the other acquired intangibles and property, plant and equipment, if necessary. The impairment resulted due to significant changes in the markets served by the acquisitions that were not anticipated at the time of each acquisition, most significantly a significant decline in market pricing. The decline in market pricing was due to the convergence of two factors: significant currency fluctuations and the emergence of significant offshore competition from Asia Pacific. While the primary currency for the acquisitions is the U.K. pound sterling, their competitors were in Continental Europe and beginning to emerge from Asia Pacific. The currencies for most of the Continental European and Asia Pacific countries declined significantly against the U.K. pound sterling, which resulted in an improved relative cost position for the competitors and reduced market pricing. This decline in market pricing has resulted in a significant decline in profitability that is not expected to return in the near term.

     During 1999, we recorded a one-time non-cash write-off of $17.6 million related to in-process research and development acquired in the Kalex acquisition.

     During 1999, we recorded a one-time non-cash cumulative effect of a change in accounting principle of $18.4 million (net of $6.7 million income tax benefit) related to the write-off of the net book value of start-up costs as of January 1, 1999.

     During the year ended 2000, we recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31.2 million (net of $0 income tax benefit) related to deferred financing fees incurred on debt under the old credit agreement, which was retired before maturity with proceeds from our initial public offering.

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net sales for the year ended December 31, 1999, were $1.3 billion, representing a $91.0 million, or 7.6%, increase from the comparable period in 1998. Approximately $123.6 million of the increase was due primarily to the acquisitions of Mommers and Zincocelere in 1998 and the acquisitions of Kalex and PAGG Corporation in 1999, offset by contractual price reductions of approximately $48.0 million under the Lucent supply agreement and other industry-wide pricing pressures.

     Cost of goods sold for the year ended December 31, 1999, was $969.6 million, or 75.0% of net sales, compared to $856.9 million, or 71.3% of net sales, for the year ended December 31, 1998. Cost of goods sold as a percent of net sales increased year over year as a result of contractual and industry-wide pricing pressures, partially offset by cost containment activities which approximated $80.0 million in reduced material costs negotiated as a result of our increased purchasing power and improved plant operating efficiencies through upgrades in systems and equipment technologies and by improving the process flow of our Echt, Netherlands facility.

     Selling, general and administrative expenses (excluding the non-cash compensation expense charge of $3.4 million and $110.1 million in 1998 and 1999, respectively) for the year ended December 31, 1999, increased by $6.6 million versus the comparable period in 1998. These costs increased primarily due to increases in general and administrative expenses related to the Kalex and PAGG Corporation acquisitions partially offset by cost containment efforts resulting from headcount reductions made at our corporate offices.

     During the years ended December 31, 1998 and 1999, we recorded non-cash compensation charges of $3.4 million and $110.1 million, respectively, which reflect the difference between the cost of the class A common stock and class A series II common stock and the value of common stock that it is convertible into at December 31, 1998 and 1999, respectively.

     Other expense increased $32.6 million, from $115.4 million for the year ended December 31, 1998, to $148.0 million in the same period of 1999, due primarily to increased interest expense and amortization of deferred financing costs related to funding the acquisitions of Mommers and Zincocelere in the first quarter of 1998 and Kalex in August 1999 and to losses, recorded in 1999, on disposal of plant, property and equipment related to the closure of our Selkirk, Scotland facility.

     Depreciation and amortization increased $9.1 million, from $173.0 million for the year ended December 31, 1998 to $182.1 million for the same period in 1999, primarily as a result of the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions of Mommers and Zincocelere in the first quarter of 1998 and the Kalex acquisition in August 1999.

     During 1998, we recorded a one-time non-cash write-off of $20.1 million related to in-process research and development acquired in the acquisitions of Mommers and Zincocelere. During 1999, we recorded a one-time non-cash write-off of $17.6 million related to in-process research and development acquired in the Kalex acquisition.

  Liquidity and Capital Resources

     We are a holding company that has no significant assets other than the capital stock of Viasystems, Inc., and therefore, we rely on dividends and distributions from Viasystems, Inc. as our sole source of cash. Our right to participate in dividends or other distributions from Viasystems, Inc. is subject to restrictions imposed by the terms of Viasystems, Inc.'s senior credit facility and senior subordinated notes, as well as the prior rights of Viasystems, Inc.'s creditors and other statutory restrictions.

     Net cash provided by operating activities was $31.2 million for the year ended December 31, 2000, compared to net cash provided by operating activities of $43.2 million for the same period in 1999. The decrease in net cash provided by operating activities relates primarily to timing of receipts from certain major customers and investments in inventories, partially offset by the timing of payments to vendors.

     Net cash used in investing activities was $497.2 million for the year ended December 31, 2000, compared to $452.2 million for the year ended December 31, 1999. In 2000, net cash used in investing activities included $360.3 million related to the acquisitions of the Wire Harness Business of International Wire, Marconi's network component and services business, Top Line Electronics Corporation, Lucent Technologies' global provisioning facility in Rouen, Laughlin-Wilt and Accutec, with the remainder related to capital expenditures. The net cash used in investing activities for 1999 included $314.2 million related to the PAGG and Kalex acquisitions with the remainder used for capital expenditures.

     In connection with our acquisition of ISL in June 1997, we assumed approximately $437.5 million of loan notes, of which $285.3 million were outstanding as of December 31, 2000. On January 2, 2001, the holder of the loan notes redeemed such notes. See "Recent Developments." Our credit facility has a committed term loan reimbursement facility which was drawn upon to satisfy our remaining obligations under those loan notes.

     In connection with our initial public offering in March 2000, we entered into a new senior credit facility. Our senior credit facility consists of a $150.0 million term loan facility, $303.0 million letter of credit and term loan reimbursement facility, and $175.0 million of available revolving loans. As of December 31, 2000, we had $99.8 million of available borrowing capacity under the revolving loan facility, subject to limitations.

     As of December 31, 2000, our indebtedness consisted of amounts outstanding under the senior credit facilities, the senior subordinated notes, the loan notes, capital leases and other debt.

     We anticipate that our primary uses of cash for the next twelve months will be:

     - for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product and process technology development; and

     - to pay interest on, and to repay principal of, indebtedness under our senior credit facilities, the senior subordinated notes and our other outstanding indebtedness as discussed in note 9 to our consolidated financial statements contained in Part II, Section 8.

     We expect that our primary sources of cash will be cash on hand, cash from operating activities and revolving borrowings under our senior credit facility. We anticipate that our cash on hand, cash flow from operations and additional funds available under the revolving facilities of our senior credit facility will be sufficient to meet our requirements for working capital, capital expenditures, and debt service and other operating cash requirements over the next 12 months. Any future acquisitions would likely require external sources of debt and/or equity financing. There can be no assurance that those funds would be available on terms satisfactory to us, or at all. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

     Borrowings under our senior credit facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option we select. The senior subordinated notes bear interest at the rate of 9 3/4% per annum, which is payable semiannually in arrears.

     The senior credit facility and senior subordinated notes restrict us from, among other things:

     - incurring additional indebtedness;

     - making capital expenditures in excess of $150 million for the fiscal year ended 2000 and $130 million, plus carryover and adjustments for acquisitions, for each of the fiscal years thereafter;

     - creating liens upon our property, assets or revenues;

     - disposing of assets;

     - guaranteeing indebtedness;

     - merging or selling substantially all of our assets;

     - declaring and paying dividends;

     - making investments and loans; and

     - entering into transactions with affiliates,

in each case with exceptions customary for indebtedness such as our senior credit facility and senior subordinated notes.

  Net Operating Loss Carryforward

     For United States federal income tax purposes we had net operating loss carryforwards, or NOLs, amounting to approximately $704.7 million as of January 1, 2001. Such NOLs expire in 2018 through 2020 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder impose limitations on the ability of corporations to use NOLs if the corporation experiences more than a 50% change in ownership during certain periods. Changes in ownership in future periods could substantially restrict our ability to utilize our tax net operating loss carryforwards. We believe that no such ownership change has occurred as of the date of this Report. There can be no assurances, however, that such an ownership change will not occur in the future. In addition, as of January 1, 2001, we had NOLs of $3 million in the United Kingdom, $20 million in the Netherlands and $38 million in Luxembourg. These NOLs carry forward indefinitely.

  Recent Accounting Pronouncements

     In June 1998, the FASB adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 on January 1, 2001 and the initial adoption of SFAS No. 133 will not have a material effect on our operations or financial position. However, adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income in the future.

     In September 2000, the FASB issued FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement shall be applied prospectively, except as provided in paragraphs 20, 21, 23, and 24. Earlier or retroactive application of this Statement is not permitted. Management does not anticipate SFAS 140 will have a material effect on the Company's consolidated financial position or results of operations.

  In-process Research and Development

  1998 ACQUISITIONS

     Mommers' in-process R&D value was comprised of several R&D projects. These in-process R&D projects targeted improvements in materials, processing and registration. Mommers' primary in-process R&D projects were focused on developing the capability to produce larger, thicker backpanels ranging from 48 to 60 layers and the development of thin core technology. The remaining projects were related to the further development of Mommers' high-density capabilities and the applicability of specialty materials.

     We approached the development of thicker backpanels as the combination of several projects: increasing board thickness, increasing the aspect ratio, which is a measure of hole diameter to board thickness, improving drilling and plating of higher aspect ratios and thicker boards, and increasing board size. Finally, upon successful completion of these steps, we would need to invest in the capital equipment necessary to produce the larger boards.

     The thin core technology project targeted the reduction of insulating material between two conductive layers of a printed circuit board, to produce thin, lightweight printed circuit boards. The reason for this activity is to address the electronics industry trend toward lighter and more densely populated product offerings.

     The primary in-process R&D projects from the Mommers acquisition can now be classified as completed as the development of the capabilities for the larger, thicker backpanels and the development of thin core technology have been achieved.

  1999 ACQUISITIONS

     Kalex's in-process R&D value is comprised of three primary projects consisting of developing Rambus technology, increasing board layer count and developing ball grid array substrates capability. At the acquisition date, R&D programs ranged from 65% to 80% complete and total continuing R&D commitments to complete the projects were expected to be $2.4 million. Since the date of the acquisition we have completed the Rambus project and continued to pursue the board layer count project and the ball grid array substrate project.

     Rambus technology is designed to improve the communication between current and next generation fast central processing unit microchips and peripherals on the motherboard. This requires motherboards with finer lines, much lower impedance, and extremely small variance in specification tolerance. The applications for Rambus technology are personal computers, workstations, mainframes, mobile phones, communications equipment and network systems.

     Because we have capabilities at most of our facilities to produce high layer count printed circuit boards, the board layer count project has progressed quickly and is nearing completion. The ball grid array substrates project is designed to improve printed circuit board density and performance. This project, to be successful, will require specific machinery and precision tools, including unique drilling, routing, lamination, and etching equipment. We will further evaluate this program before committing to such investment.

     These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Interest Rate Risk

     At December 31, 1999 and 2000, approximately $816.2 and $488.6 million, respectively, of our long-term debt, specifically borrowings outstanding under our senior credit facility and the loan notes, bear interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the year ended December 31, 1999 and 2000, would have increased by approximately $15.2 and $9.8 million, respectively. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

  Foreign Currency Risk

     We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material and gains or losses from these operations have not been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

ITEM 8. FINANCIAL STATEMENTS

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

VIASYSTEMS GROUP, INC. & SUBSIDIARIES
Report of Independent Accountants...........................    31
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................    32
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000..........................    33
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1998, 1999 and 2000......    34
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................    35
Notes to Consolidated Financial Statements..................    36
Schedule II -- Valuation and Qualifying Accounts............    62

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Viasystems Group, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Viasystems Group, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 20 to the consolidated financial statements, in 1999 the Company changed its method of reporting costs of start-up activities.

[/s/ PricewaterhouseCoopers LLP]
Fort Worth, Texas
January 29, 2001

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $    22,839    $    45,676
  Accounts receivable, less allowance for doubtful accounts
     of $7,411 and $7,233, respectively.....................      236,455        320,561
  Inventories...............................................      176,125        255,973
  Prepaid expenses and other................................       51,010         70,922
                                                              -----------    -----------
          Total current assets..............................      486,429        693,132
Property, plant and equipment, net..........................      482,144        452,621
Deferred financing costs, net...............................       41,751         23,332
Intangible assets, net......................................      293,708        419,236
Other assets................................................        5,194         22,963
                                                              -----------    -----------
          Total assets......................................  $ 1,309,226    $ 1,611,284
                                                              ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term obligations...............  $    27,851    $    23,882
  Accounts payable..........................................      187,632        293,696
  Accrued and other liabilities.............................      133,563        112,200
  Income taxes payable......................................       25,163         22,759
                                                              -----------    -----------
          Total current liabilities.........................      374,209        452,537
Deferred taxes..............................................       27,548         17,343
Long-term obligations, less current maturities..............    1,334,672      1,000,435
Other non-current liabilities...............................       68,771          5,037
                                                              -----------    -----------
          Total liabilities.................................    1,805,200      1,475,352
                                                              -----------    -----------
Preferred Stock:
  Series B Preferred Stock, par value $.01 per share,
     6,000,000 shares authorized; 1,521,890 and 1,647,343
     shares issued and outstanding, respectively, including
     liquidation preferences of $25.00 per share............       41,273         46,101
Stockholders' equity (deficit)
  Common stock, par value $.01 per share, 500,000,000 shares authorized; 78,001,272 and 139,277,105 shares issued
     and outstanding in 1999 and 2000, respectively.........          780          1,393
  Class A common stock, par value $.01 per share, 50,000,000 and 0 shares authorized in 1999 and 2000, respectively;
     5,196,216 and 0 shares issued and outstanding in 1999
     and 2000, respectively.................................           52             --
  Class A series II common stock, par value $.01 per share,
     50,000,000 and 0 shares authorized in 1999 and 2000,
     respectively; 6,172,891 and 0 shares issued and
     outstanding in 1999 and 2000, respectively.............           62             --
  Paid-in capital...........................................      664,080      1,555,269
  Notes due from affiliates.................................           --       (124,532)
  Accumulated deficit.......................................   (1,178,954)    (1,314,938)
  Treasury stock, at cost...................................         (122)          (122)
  Accumulated other comprehensive loss......................      (23,145)       (27,239)
                                                              -----------    -----------
          Total stockholders' equity (deficit)..............     (537,247)        89,831
                                                              -----------    -----------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 1,309,226    $ 1,611,284
                                                              ===========    ===========

The accompanying notes are an integral part of the consolidated balance sheets.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1998         1999         2000
                                                           ----------   ----------   ----------
Net sales................................................  $1,202,321   $1,293,370   $1,604,985
Operating expenses:
  Cost of goods sold.....................................     856,942      969,614    1,230,552
  Selling, general and administrative, including non-cash
     compensation expense charges of $3,398, $110,070,
     and $104,351, respectively..........................     119,424      232,653      225,611
  Depreciation...........................................     107,400      118,873       98,457
  Amortization...........................................      65,550       63,270       46,409
  Impairment loss........................................          --      468,389           --
  Write-off of acquired in-process research and
     development.........................................      20,100       17,600           --
                                                           ----------   ----------   ----------
Operating income (loss)..................................      32,905     (577,029)       3,956
                                                           ----------   ----------   ----------
Other expenses:
  Interest expense.......................................     101,045      117,822      105,514
  Amortization of deferred financing costs...............       9,354        6,619        4,296
  Other expense, net.....................................       4,964       23,594        1,857
                                                           ----------   ----------   ----------
Loss before income taxes, cumulative effect of a change
  in accounting principle and extraordinary item.........     (82,458)    (725,064)    (107,711)
Benefit for income taxes.................................      (1,812)     (23,212)      (2,923)
                                                           ----------   ----------   ----------
Loss before cumulative effect of a change in accounting
  principle and extraordinary item.......................     (80,646)    (701,852)    (104,788)
Cumulative effect -- write-off of start-up costs, net of
  income tax benefit of $6,734...........................          --       18,443           --
Extraordinary item -- loss on early extinguishment of
  debt, net of income tax benefit of $0..................          --           --       31,196
                                                           ----------   ----------   ----------
          Net loss.......................................  $  (80,646)  $ (720,295)  $ (135,984)
                                                           ==========   ==========   ==========
Basic loss per weighted average common share:
  Before cumulative effect of a change in accounting
     principle and extraordinary item....................  $    (1.54)  $    (9.89)  $    (0.88)
  Cumulative effect......................................          --         (.25)          --
  Extraordinary item.....................................          --           --        (0.25)
                                                           ----------   ----------   ----------
          Net loss.......................................  $    (1.54)  $   (10.14)  $    (1.13)
                                                           ==========   ==========   ==========
Diluted loss per weighted average common share:
  Before cumulative effect of a change in accounting
     principle and extraordinary item....................  $    (1.71)  $   (10.50)  $    (0.89)
  Cumulative effect......................................          --        (0.27)          --
  Extraordinary item.....................................          --           --        (0.25)
                                                           ----------   ----------   ----------
          Net loss.......................................  $    (1.71)  $   (10.77)  $    (1.14)
                                                           ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                         ACCUMULATED
                                                                                                          AND OTHER
                                                                  NOTES DUE                             COMPREHENSIVE
                                            COMMON    PAID IN        FROM      ACCUMULATED   TREASURY      INCOME
                                            STOCK     CAPITAL     AFFILIATES     DEFICIT      STOCK        (LOSS)         TOTAL
                                            ------   ----------   ----------   -----------   --------   -------------   ---------
BALANCE AT DECEMBER 31, 1997..............  $ 485    $  316,218   $      --    $  (378,013)   $  --       $  1,274      $ (60,036)
Comprehensive loss:
  Net loss................................     --            --          --        (80,646)      --             --        (80,646)
  Foreign currency translation
    adjustments...........................     --            --          --             --       --          9,187          9,187
  Minimum pension liability, net of income
    tax provision of $575.................     --            --          --             --       --         (1,341)        (1,341)
                                                                                                                        ---------
Total comprehensive loss..................                                                                                (72,800)
                                                                                                                        ---------
Issuance of 7,668,976 shares of common
  stock...................................     77        55,505          --             --       --             --         55,582
Issuance of 56,921 shares of class A
  common stock............................      1             2          --             --       --             --              3
Issuance of 990,062 shares of class A
  series II common stock..................     10            49          --             --       --             --             59
Paid-in-kind dividends of 107,073 shares
  of Series B Preferred Stock.............     --        (3,735)         --             --       --             --         (3,735)
Non-cash compensation expense charge......     --         3,398          --             --       --             --          3,398
Net distribution prior to as-if pooling of
  Wire Harness Business...................     --       (13,049)         --             --       --             --        (13,049)
                                            ------   ----------   ---------    -----------    -----       --------      ---------
BALANCE AT DECEMBER 31, 1998..............    573       358,388                   (458,659)      --          9,120        (90,578)
Comprehensive loss:
  Net loss................................     --            --          --       (720,295)      --             --       (720,295)
  Foreign currency translation
    adjustments...........................     --            --          --             --       --        (32,858)       (32,858)
  Minimum pension liability, net of income
    tax benefit of $254...................     --            --          --             --       --            593            593
                                                                                                                        ---------
Total comprehensive loss..................                                                                               (752,560)
                                                                                                                        ---------
Issuance of 27,329,906 shares of common
  stock...................................    273       199,774          --             --       --             --        200,047
Issuance of 273,223 shares of common stock
  issued for business combinations........      3         1,997          --             --       --             --          2,000
Issuance of 5,182,829 shares of class A
  series II common stock..................     52           259          --             --       --             --            311
Repurchase of 16,667 shares of common
  stock and 666,678 shares of class A
  common stock............................     --            --          --             --     (162)            --           (162)
Cancellation of 666,678 shares of class A
  common stock............................     (7)          (33)         --             --       40             --             --
Stock issuance costs......................     --        (1,903)         --             --       --             --         (1,903)
Paid-in-kind dividends of 115,899 shares
  of Series B Preferred Stock.............     --        (4,240)         --             --       --             --         (4,240)
Net distribution prior to as-if pooling of
  Wire Harness Business...................     --          (232)         --             --       --             --           (232)
Non-cash compensation expense charge......     --       110,070          --             --       --             --        110,070
                                            ------   ----------   ---------    -----------    -----       --------      ---------
BALANCE AT DECEMBER 31, 1999..............    894       664,080          --     (1,178,954)    (122)       (23,145)      (537,247)
Comprehensive loss:
  Net loss................................     --            --          --       (135,984)      --             --       (135,984)
  Foreign currency translation
    adjustments...........................     --            --          --             --       --        (15,221)       (15,221)
                                                                                                                        ---------
Total comprehensive loss..................                                                                               (151,205)
                                                                                                                        ---------
Issuance of 44,000,000 shares of common
  stock...................................    440       923,560          --             --       --             --        924,000
Issuance of 88,167 shares of common stock
  issued under stock option plan..........      1           535          --             --       --             --            536
Issuance of 6,955,466 shares of common
  stock issued for business
  combinations............................     69       121,736          --             --       --             --        121,805
Conversion of class A common stock to
  4,676,600 shares of common stock........     (5)            5          --             --       --             --             --
Conversion of class A series II stock to
  5,555,600 shares of common stock........     (6)            6          --             --       --             --             --
As-if pooling of Wire Harness Business....     --      (210,798)         --             --       --             --       (210,798)
Net distribution to stockholders of
  European PCB Group......................     --            51          --             --       --         11,127         11,178
Issuance of Notes Due from Affiliates.....     --            --    (124,532)            --       --             --       (124,532)
Stock issuance costs, net of tax benefit
  of $0...................................     --       (58,457)         --             --       --             --        (58,457)
Paid-in-kind dividends of 125,453 shares
  of Series B Preferred Stock.............     --        (4,828)         --             --       --             --         (4,828)
Non-cash compensation expense charges.....     --       119,379          --             --       --             --        119,379
                                            ------   ----------   ---------    -----------    -----       --------      ---------
BALANCE AT DECEMBER 31, 2000..............  $1,393   $1,555,269   $(124,532)   $(1,314,938)   $(122)      $(27,239)     $  89,831
                                            ======   ==========   =========    ===========    =====       ========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (80,646)  $(720,295)  $(135,984)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Write-off of acquired in-process research and
      development...........................................     20,100      17,600          --
    Impairment loss.........................................         --     468,389          --
    Loss on disposal of plant, property and equipment.......         --      18,762          --
    Cumulative effect of a change in accounting
      principle -- write-off of start-up costs..............         --      25,177          --
    Extraordinary item -- loss on early extinguishment of
      debt..................................................         --          --      31,196
    Non-cash compensation expense charge....................      3,398     110,070     104,351
    Depreciation and amortization...........................    172,950     182,143     144,866
    Amortization of deferred financing costs................      9,354       6,619       4,296
    Joint venture income....................................         --          --      (3,209)
    Deferred taxes..........................................    (14,093)    (35,734)        745
    Change in assets and liabilities, net of acquisitions:
      Accounts receivable...................................    (18,578)    (15,023)   (123,299)
      Inventories...........................................    (21,121)    (16,837)    (60,479)
      Prepaid expenses and other............................    (32,106)       (273)     11,407
      Accounts payable and accrued and other liabilities....    (55,746)     (5,136)     58,021
      Income taxes payable..................................    (10,602)      7,702        (735)
                                                              ---------   ---------   ---------
         Net cash provided by (used in) operating
           activities.......................................    (27,090)     43,164      31,176
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired $3,738 for 1998, $5,022
    for 1999 and $8,035 for 2000............................   (145,665)   (314,187)   (360,313)
  Capital expenditures......................................   (134,533)   (138,003)   (136,882)
                                                              ---------   ---------   ---------
         Net cash used in investing activities..............   (280,198)   (452,190)   (497,195)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term obligations under
    credit facilities.......................................    103,938     291,000     150,000
  Proceeds from the issuance of Series B Senior Subordinated
    Notes, due 2007.........................................    104,500          --          --
  Net borrowings (payments) on Revolvers....................    117,244      65,943    (125,501)
  Repayment of amounts due under credit facilities..........    (16,000)    (26,125)   (446,750)
  Repayment of amounts due under the Chips Loan Notes.......    (33,938)         --          --
  Chips Term Loans -- Cash collateral.......................         --     (95,295)     99,988
  Repayment of other long-term obligations..................    (12,085)     (5,509)    (19,056)
  Cash distribution to stockholders of European PCB Group...         --          --     (16,213)
  Net distribution prior to as-if pooling...................    (13,049)       (232)         --
  Equity proceeds...........................................     55,644     198,455     865,543
  Proceeds from exercise of stock options...................         --          --         536
  Repurchase of common stock................................         --        (162)         --
  Financing fees and other..................................    (15,297)     (7,892)    (18,527)
                                                              ---------   ---------   ---------
         Net cash provided by financing activities..........    290,957     420,183     490,020
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (1,872)      2,347      (1,164)
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................    (18,203)     13,504      22,837
Cash and cash equivalents at beginning of year..............     27,538       9,335      22,839
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $   9,335   $  22,839   $  45,676
                                                              =========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION AND ACQUISITIONS

     Viasystems Group, Inc., a Delaware corporation ("Group"), was formed on August 28, 1996. Group is a holding company whose only significant asset is the stock of our wholly-owned subsidiary, Viasystems, Inc. ("Viasystems"). Group relies on distributions from Viasystems for cash. Moreover, the Credit Agreement, the indentures governing Viasystems' senior subordinated notes and the Series B Preferred Stock each contain restrictions on Group's ability to pay dividends and/or receive distributions from Viasystems. Group, together with Viasystems and its subsidiaries, is herein referred to as the "Company." The Company makes strategic acquisitions of electronics manufacturing services ("EMS") and integrates those acquisitions as a global enterprise that is the preferred provider of EMS solutions to original equipment manufacturers of electronic products. See 2000 Acquisitions regarding restatement of financial statements for "as-if pooling" related to the acquisition of Wirekraft Industries, Inc.

  1998 Acquisitions

     In February 1998, the Company acquired all the outstanding shares of Print Service Holding N.V., the parent holding company of Mommers Print Service B.V. ("Mommers"), a PCB manufacturer located in The Netherlands and specializing in the production of high-volume, medium- to high-complexity PCBs and backplanes, for a cash purchase price of approximately $59,399, plus assumed obligations (the "Mommers Acquisition"). Accordingly, the results of operations of Mommers since its acquisition are included in the results of operations of the Company.

     The Mommers Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price to intangible assets, including in-process research and development ("R&D") valued using a discount rate of 13.0%. The portion of the purchase price allocated to in-process R&D projects that did not have a future alternative use and to which technological feasibility had not been established totaled $5,300 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     Mommers in-process R&D value was comprised of several research and development projects which were scheduled to reach completion beginning in 1999. At the acquisition date, research and development projects ranged in completion from 10% to 90% complete. As of December 31, 1999, the Mommers in-process R&D projects were completed.

     In connection with the acquisitions completed in 1998 (the "1998 Acquisitions"), the Company's management assessed and evaluated the operations, employment levels and overall strategic fit of each facility acquired. As a result of this assessment and finalization of its plans, the Company recorded certain downsizing and consolidation accruals as part of the purchase price allocations related to the 1998 Acquisitions.

     Accruals were established primarily to cover costs associated with downsizing employment levels of the Echt, Netherlands facility by 150 employees and costs associated with eliminating approximately 175 redundant administrative functions related to the 1998 Acquisitions. The accruals cover costs associated with downsizing, including personnel and severance related costs, lease commitment costs and equipment removal and disposal costs.

     Due to changes in circumstances, the original plan to eliminate approximately 175 redundant administrative functions related to the 1998 Acquisitions was not executed. Therefore, the accrual established for this plan of $8,000 was reversed against goodwill during 1999.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

     Details of accrued liabilities related to the 1998 Acquisitions follows:

                                                                  DECEMBER 31,
                                                            -------------------------
                                                             1998      1999     2000
                                                            -------   -------   -----
BALANCE, BEGINNING OF YEAR................................  $    --   $ 9,336   $ 996
Provisions (Reversals):
  Personnel and severance costs...........................   10,465    (7,000)     --
  Equipment removal and disposal..........................      533        --      --
  Lease commitment costs..................................    1,000    (1,000)     --
                                                            -------   -------   -----
          Total...........................................   11,998     1,336     996
Costs incurred:
  Personnel and severance costs...........................   (2,662)     (340)   (161)
  Equipment removal and disposal..........................       --        --    (422)
                                                            -------   -------   -----
          Total...........................................   (2,662)     (340)   (583)
                                                            -------   -------   -----
Translation...............................................       --        --    (207)
                                                            -------   -------   -----
BALANCE, END OF YEAR......................................  $ 9,336   $   996   $ 206
                                                            =======   =======   =====

     All costs incurred related to the downsizing plan have been cash charges. The remaining accrual at December 31, 2000 will be used to cover continuing severance and related legal costs associated with the downsizing.

  1999 Acquisitions

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

     The Kalex Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price to intangible assets, including in-process R&D using a discount rate of 25.0%. The portion of the purchase price allocated to in-process R&D projects that did not have future alternative use totaled $17,600 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     Kalex's in-process R&D value was comprised of three primary projects consisting of developing Rambus technology, increasing board layer count and developing ball grid array substrates capability, which were scheduled to reach completion beginning in 1999. At the acquisition date, research and development projects ranged from 65% to 80% complete and total continuing research and development commitments to complete the projects are expected to be approximately $2,400. As of December 31, 2000, one of the projects was completed and the others were 65% to 80% complete. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. In addition to usage of the companies' internal cash flows, the Company will likely provide a substantial amount of funding to complete the programs.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

Remaining development efforts for the in-process research and development programs are complex and include the development of next-generation technological solutions.

     Kalex's total revenues are projected to increase over the next ten years, assuming the successful completion and market acceptance of the in-process research and development programs. Estimated revenue from existing technologies of Kalex are expected to slowly decline over the next six years as the in-process technologies are completed and existing processes and know-how approach obsolescence. The estimated revenues for in-process projects related to Kalex are expected to peak in 2002, and thereafter decline as other new products and technologies are expected to enter the market.

     The Kalex Acquisition was funded with: (a) an additional equity contribution of $200,000 and (b) a portion of a $291,000 term loan borrowing under a former credit facility.

     Kalex's manufacturing facilities are located in the People's Republic of China. Manufacturing in the People's Republic of China entails political and economic risks, including political instability, expropriation and currency controls and fluctuations.

     Included below is unaudited pro forma financial data setting forth condensed results of operations of the Company for the year ended December 31, 1998 and 1999, as though the Kalex Acquisition and the related financing and equity contribution had occurred at January 1, 1998.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
                                                                    (UNAUDITED)
Net sales...................................................  $1,375,425   $1,385,586
Net loss....................................................     (91,456)    (726,244)

     In April 1999, the Company acquired all of the outstanding shares of PAGG Corporation ("PAGG") located in Milford, Massachusetts, for a cash purchase price of approximately $9,300 plus the issuance of 273,223 shares of the Company's $0.01 per share common stock valued at $2,000 and the issuance of 136,645 warrants to purchase common stock with an exercise price of $10.50 expiring in 2004. PAGG operates multiple surface mount production lines for printed circuit board and backplane assembly and has full box build capabilities. The acquisition was accounted for as a purchase and, accordingly, the results of operations of PAGG since acquisition are included in the results of operations of the Company.

  2000 Acquisitions

     In March 2000, the Company acquired all of the outstanding shares of Wirekraft Industries, Inc. (the "Wire Harness Business"), a wholly owned subsidiary of International Wire Group, Inc., an affiliate of Hicks, Muse, Tate & Furst Incorporated ("HMTF") (the "Wire Harness Acquisition") for a cash purchase price of $210,798. The Wire Harness Business manufactures and assembles wire harness products. The Wire Harness Acquisition occurred immediately prior to Group's initial public offering. The Company and International Wire Group, Inc. are considered entities under common control. Accordingly, the acquisition has been accounted for on an "as-if pooling basis," with the excess purchase price over book value acquired accounted for as a distribution to the Company's stockholders. Additionally, as the acquisition has been accounted for on an "as-if pooling basis," the Company's consolidated financial statements have been restated to reflect the acquisition as if it occurred at the beginning of the first period presented. A reconciliation of the results of the

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

Company before the as if pooling of the Wire Harness Business results for the years ended December 31, 1998, 1999 and 2000, to the results in this Form 10-K is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1998         1999         2000
                                                   ----------   ----------   ----------
Net sales:
  Before as-if pooling...........................  $1,031,928   $1,102,324   $1,555,129
  Wire Harness Business..........................     170,393      191,046       49,856
                                                   ----------   ----------   ----------
                                                   $1,202,321   $1,293,370   $1,604,985
                                                   ==========   ==========   ==========
Net income (loss):
  Before as-if pooling...........................  $  (88,181)  $ (726,342)  $ (139,914)
  Wire Harness Business..........................       7,535        6,047        3,930
                                                   ----------   ----------   ----------
                                                   $  (80,646)  $ (720,295)  $ (135,984)
                                                   ==========   ==========   ==========

     In March 2000, the Company acquired Marconi Communications Inc.'s Network Components & Services' European and China operations ("NC&S"), for a cash purchase price of approximately $112,450, plus assumed liabilities of approximately $5,145 (the "NC&S Acquisition"). NC&S is a business engaged in electronic manufacturing services, primarily to telecommunication customers. The results of operations of NC&S since its acquisition are included in the results of operations of the Company. The NC&S Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The excess purchase price over fair values has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     In June 2000, the Company acquired Top Line Electronics Corporation ("Top Line") by issuing 2,681,835 shares of Group's common stock (the "Top Line Acquisition"). This is subject to the issuance of additional shares based on the price of Group's common stock for the months of January and February 2001. Top Line, located in San Jose, California, offers design and prototype services, PCB assembly, and full system assembly and testing. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Top Line since acquisition are included in the results of operations of the Company. The excess purchase price over fair values has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     In September 2000, the Company acquired Lucent Technologies' Rouen Global Provising Center ("Rouen") by making cash payments and accepting a non-interest bearing note from the seller (the "Rouen Acquisition"). Accordingly, the results of operations of Rouen since acquisition are included in the results of operations of the Company. Rouen, located in Rouen, France, manufactures network transmission and radio frequency equipment. The Rouen Acquisition has been accounted for using the purchase method of accounting, whereby the total purchase price has been allocated to the assets and liabilities based on their respective fair values. The Company has allocated a portion of the purchase price to a technology agreement, which is being amortized over its estimated useful life. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see
Note 2).

     In November 2000, the Company acquired Laughlin-Wilt Group, Inc. ("Laughlin-Wilt"), by issuing 3,297,481 shares of Group's common stock (the "Laughlin-Wilt Acquisition"), a cash payment and acquiring debt. Laughlin-Wilt, located in Beaverton, Oregon and Orange County, California, offers design and prototype services for printed circuit boards, printed circuit board assembly, and full system assembly and testing. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Laughlin-Wilt since acquisition are included in the results of operations of the Company. The

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES
excess purchase price over fair values has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     On December 22, 2000, the Company acquired Accutec ("Accutec") by issuing 976,150 shares of Group's common stock (the "Accutec Acquisition") and acquiring debt. Accutec, located in Milwaukee, Wisconsin, offers fabrication of custom metal enclosures. The acquisition was accounted for using the purchase method of accounting and, accordingly, the balance sheet of Accutec is included in the Company's consolidated balance sheet. Accutec's results of operations will be included in the first quarter 2001 results of the Company. The excess purchase price over fair values has been allocated to goodwill and is being amortized over its estimated useful life of 20 years.

     The Top Line, Rouen, Laughlin-Wilt and Accutec acquisitions were completed by issuing an aggregate of 6,955,466 shares of Group's common stock; making cash payments at closing totalling approximately $45,100; making cash payments in the future of approximately $8,800; receiving a non-interest bearing note from the seller for approximately $11,300 and acquiring debt of approximately $31,000. The common stock value was determined by using a stock price calculated by averaging the daily stock price for a few days before and after the measurement date. The aggregate value of the common stock was approximately $116,514. In connection with certain acquisitions, and in accordance with the contract terms, outstanding stock options held by employees of acquired companies became vested and converted to options for Group's common stock on the acquisition date. As these acquisitions were accounted for as purchases, the fair value of these options was included in the purchase price.

     Included below is unaudited pro forma financial data setting forth condensed results of operations of the Company for the years ended December 31, 1999 and 2000, as though the acquisitions of NC&S, Top Line, Rouen, Laughlin-Wilt and Accutec had occurred at January 1, 1999 and the transfer of the operations formerly conducted by Forward Group, PLC ("Forward"), Interconnection Systems (Holdings) Limited ("ISL"), Zincocelere S.p.A. ("Zincocelere") and the PCB production facility of Ericsson Telecom AB located in Sweden (the "Ericsson Facility") (see Note 23) had occurred at January 1, 1999.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
                                                                    (UNAUDITED)
Net sales...................................................  $1,319,134   $1,782,402
Net loss before extraordinary item and cumulative effect of
  a change in accounting principle..........................    (142,516)     (84,478)
Net loss....................................................    (146,096)    (115,674)
Basic net loss per share....................................  $    (2.11)  $     (.97)
Diluted net loss per share..................................  $    (2.24)  $     (.98)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     The Company is a leading provider of electronic manufacturing services, with facilities located in the United States, Canada, Mexico, the United Kingdom, France, Denmark, the Netherlands, Italy, China and Puerto Rico. The Company's customers include a diverse base of manufacturers in the telecommunications and networking, computer, consumer and automotive industries primarily located throughout North America, China and Europe.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

  Foreign Currency Translation

     Local currencies have been designated as the functional currency for most subsidiaries. Accordingly, assets and liabilities of most foreign subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains and losses are reported in other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in income. To date, the effect of such amounts on net income has not been material.

  Derivative Financial Instruments

     From time to time, the Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. Such transactions are not material and gains and losses from such activities are not significant. However, there can be no assurance that these activities will eliminate or reduce foreign currency risk.

  Inventories

     Inventories are stated at the lower of cost (valued using the first-in, first-out (FIFO) or last-in, first-out (LIFO) method) or market. Cost includes raw materials, labor and manufacturing overhead. Had the first-in, first-out method been used to determine purchased inventory cost, inventories would have decreased by approximately $265 and $2,512 at December 31, 1999 and 2000, respectively. For the years ended December 31, 1999 and 2000, the percentage of inventory valued at LIFO was 12% and 10%, respectively.

  Property, Plant, and Equipment

     Property, plant, and equipment are recorded at cost. Repairs and maintenance which do not extend the useful life of an asset are charged to expense as incurred. The useful lives of leasehold improvements are the lesser of the remaining lease term or the useful life of the improvement. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the operations for the period. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Building................................................  39-50 years
Leasehold improvements..................................  10-12 years
Machinery, equipment, systems and other.................   3-10 years

  Deferred Financing Costs

     Deferred financing costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method.

  Income Taxes

     The Company accounts for certain items of income and expense in different periods for financial reporting and income tax purposes. Provisions for deferred income taxes are made in recognition of such

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES
temporary differences, where applicable. A valuation allowance is established against deferred tax assets unless the Company believes it is more likely than not that the benefit will be realized.

  Start-Up Costs

     Start-up costs consist of salaries, personnel training cost and other expenses of opening new facilities and are expensed as incurred.

  Intangible Assets

     Intangible assets consist primarily of identifiable intangibles acquired and goodwill arising from the excess of cost over the fair value of net assets acquired. Amortization of intangible assets is computed using systematic methods over the estimated useful lives of the related assets as follows:

                                                     LIFE                METHOD
                                                  -----------   ------------------------
Developed technologies..........................  15 years      Double-declining balance
Assembled workforce.............................  1 year        Straight-line
Customer list...................................  3 years       Straight-line
Goodwill........................................  20-40 years   Straight-line

  Impairment of Long-Lived Assets

     The Company assesses the recoverability of its long-lived assets (including intangible assets) based on their current and anticipated future undiscounted cash flows. In addition, the Company's policy for the recognition and measurement of any impairment of long-lived assets is to assess the current and anticipated future cash flows associated with the impaired asset. An impairment occurs when the cash flows (excluding interest) do not exceed the carrying amount of the asset. The amount of the impairment loss is the difference between the carrying amount of the asset and its estimated fair value.

  Revenue Recognition

     Sales and related costs of good sold are included in income when goods are shipped to the customer in accordance with the delivery terms, except in the case of vendor managed inventory arrangements, whereby sales and the related costs of goods sold are included in income when goods are taken into production by the customer.

  Environmental Costs

     Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities do not include claims against third parties and are not discounted. Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or mitigate or prevent contamination from future operations, in which event they are capitalized.

  Cash and Cash Equivalents

     The Company considers investments purchased with an original maturity of three months or less to be cash equivalents.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

  Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fair Value of Financial Instruments

     The fair market value of the Senior Subordinated Notes due 2007 and the Series B Senior Subordinated Notes due 2007 was $220,000 and $55,000, respectively, at December 31, 1999 and was $319,000 and $79,750, respectively, at December 31, 2000. The Company has estimated this fair value data by using current market data. The fair market values of the other financial instruments included in the consolidated financial statements approximate the carrying values of those instruments.

  New Accounting Pronouncements

     In June 1998 the FASB adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001, and the initial adoption of SFAS No. 133 will not have a material effect on the Company's operations or financial position. However, adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income in the future.

     In September 2000, the FASB issued FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement shall be applied prospectively, except as provided in paragraphs 20, 21, 23, and 24. Earlier or retroactive application of this statement is not permitted. Management does not anticipate SFAS 140 will have a material effect on the Company's consolidated financial position or results of operations.

  Reclassifications

     Certain amounts in the consolidated financial statements for 1998 and 1999 have been reclassified to conform to the current year presentation. These reclassifications have no effect on total stockholders' equity (deficit) or net loss as previously reported.

3. IMPAIRMENT LOSS

     The Company has assessed the carrying value of long-lived assets, including goodwill and other acquired intangibles in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Based on current business enterprise values using common appraisal methods, the assessment identified impairment of long-lived assets acquired from the Forward, ISL and Zincocelere acquisitions. The calculated business enterprise values

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES
determined were compared to the net book value of the related long-lived assets with the difference representing the amount of the impairment loss. The impairment loss for each group of assets was first charged against goodwill with any remaining amounts being charged to the other acquired intangibles and property, plant and equipment, if necessary. The impairment resulted due to significant changes in the markets served by the acquisitions that were not anticipated at the time of each acquisition, most significantly a significant decline in market pricing. The decline in market pricing was due to the convergence of two factors: significant currency fluctuations and the emergence of significant offshore competition from Asia Pacific. While the primary currency for the acquisitions is the U.K. pound sterling, their competitors were in Continental Europe and beginning to emerge from Asia Pacific. The currencies for most of the Continental European and Asia Pacific countries declined significantly against the U.K. pound sterling, which resulted in an improved relative cost position for the competitors and reduced market pricing. This decline in market pricing resulted in a significant decline in profitability that is not expected to return in the near term.

     In the fourth quarter of fiscal year 1999, the Company recorded a non-cash impairment loss of $468,389 related to the write down of $206,335 related to goodwill, $65,877 related to developed technologies, $847 related to customer lists and $195,330 related to machinery and equipment used in the production of printed circuit boards of the three groups of assets.

4. SUPPLEMENTAL CASH FLOW DISCLOSURE

     Cash paid for interest for the years ended December 31, 1998, 1999 and 2000, was $99,578, $110,185 and $106,676, respectively. Cash paid for income taxes for the year ended December 31, 1998, was $21,791. For the years ended December 31, 1999, and 2000, net cash received from income tax refunds was $1,591 and $2,933, respectively.

     In 1999 and 2000, some acquisitions were purchased or partially purchased by issuing 273,223 and 6,955,466 shares, respectively of Group's common stock.

5. INVENTORIES

     The composition of inventories at December 31 is as follows:

                                                                1999       2000
                                                              --------   --------
Raw materials...............................................  $ 56,715   $126,091
Work in process.............................................    41,435     61,879
Finished goods..............................................    77,975     68,003
                                                              --------   --------
          Total.............................................  $176,125   $255,973
                                                              ========   ========

6. INTANGIBLE ASSETS

     The composition of intangible assets at December 31 is as follows:

                                                                1999       2000
                                                              --------   --------
Developed technologies......................................  $ 51,670   $ 44,925
Assembled workforce.........................................    21,269     16,920
Customer list...............................................    82,072     70,466
Goodwill....................................................   206,928    378,368
                                                              --------   --------
                                                               361,939    510,679
Less: Accumulated amortization..............................   (68,231)   (91,443)
                                                              --------   --------
          Total.............................................  $293,708   $419,236
                                                              ========   ========

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

7. PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at December 31 is as follows:

                                                                1999        2000
                                                              ---------   ---------
Land and buildings..........................................  $ 184,465   $ 134,723
Machinery, equipment, systems and other.....................    527,128     519,573
Construction in progress....................................     31,938      31,076
Leasehold improvements......................................     13,173      17,636
                                                              ---------   ---------
                                                                756,704     703,008
Less: Accumulated depreciation..............................   (274,560)   (250,387)
                                                              ---------   ---------
          Total.............................................  $ 482,144   $ 452,621
                                                              =========   =========

8. ACCRUED AND OTHER LIABILITIES

     The composition of accrued and other liabilities at December 31 is as follows:

                                                                1999       2000
                                                              --------   --------
Accrued payroll and related costs...........................  $ 30,580   $ 44,378
Accrued capital expenditures................................    17,026      8,045
Plant shutdown, downsizing and consolidation accruals.......    11,680        206
Accrued interest............................................    16,156     13,744
Accrued and other liabilities...............................    58,121     45,827
                                                              --------   --------
          Total.............................................  $133,563   $112,200
                                                              ========   ========

9. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31 is as follows:

                                                                 1999         2000
                                                              ----------   ----------
Credit Agreement:
  Term Facilities...........................................  $  347,666   $  149,500
  Revolvers.................................................     183,187       53,800
Senior Subordinated Notes Due 2007..........................     400,000      400,000
Series B Senior Subordinated Notes Due 2007.................     100,000      100,000
Series B Senior Subordinated Notes Due 2007, Premium........       3,865        3,466
Chips Loan Notes............................................     285,312      285,312
Capital lease obligations (see Note 10).....................       8,362        6,499
Other.......................................................      34,131       25,740
                                                              ----------   ----------
                                                               1,362,523    1,024,317
          Less current maturities...........................     (27,851)     (23,882)
                                                              ----------   ----------
                                                              $1,334,672   $1,000,435
                                                              ==========   ==========

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

     The schedule of principal payments for long-term obligations at December 31, 2000, is as follows:

2001....................................................   $   23,882
2002....................................................        2,431
2003....................................................       26,853
2004....................................................       51,077
2005....................................................       66,679
Thereafter..............................................      853,395
                                                           ----------
                                                           $1,024,317
                                                           ==========

  Credit Agreement

     In connection with the initial public offering, Group, as guarantor, and certain of its subsidiaries, as borrowers, entered into a new senior credit facility (the "Credit Agreement"). The material terms of the Credit Agreement are described below.

     The Credit Agreement provides for: (a) a $150,000 term loan facility (The "Tranche B Term Loan"), all of which was required to be drawn in a single draw at the closing of the Credit Agreement in March 2000; (b) a $175,000 revolving credit facility (the "Revolving Loan") of which $75,000 may be used for foreign currency loans in Euros, Pounds Sterling or Canadian Dollars; (c) up to $40,000 of the Revolving Loan may be used for letters of credit; and (d) a U.S. $303,100 letter of credit and term loan facility in respect of the obligations due under the loan notes made in connection with acquisition of ISL (the "Chips Loan Notes"). The letter of credit and term loan facility consists of two tranches:
(i) a $153,100 tranche (the "Tranche A Chips Loan") and (ii) a $150,000 tranche (the "Tranche B Chips Loan").

     The Tranche A Chips Loan amortizes semi-annually over two years, commencing September 30, 2003, the Tranche B Chips Loan amortizes semi-annually over three and one half years, commencing September 30, 2003, and the Tranche B Term Loan amortizes semi-annually over six and one half years, commencing September 30, 2000.

     The term loans bear interest, at the Company's election, at either (a) the Eurocurrency Rate (or Canadian, as applicable) plus (i) a percentage based on the rates of Consolidated Total Debt to Consolidated EBITDA (as defined herein) for the Revolving Loans and Tranche A Chips Loan (2.25% at December 31, 2000) or
(ii) 3.00% for the Tranche B Loan and the Tranche B Chips Loan; or (b) the Base Rate plus (i) a percentage based on the rates of Consolidated Total Debt to Consolidated EBITDA (as defined herein) for the Revolving Loans and Tranche A Chips Loan (1.25% at December 31, 2000) or (ii) 2.00% for the Tranche B Loan and the Tranche B Chips Loan. The Base Rate is the highest of the Chase Manhattan Bank's Prime Rate, the secondary market rate for three-month certificates of deposit plus 1.00% and the Federal Funds Effective Rate (as defined therein) plus 0.5%.

     At December 31, 1999 and 2000, the weighted average interest rate on outstanding borrowings under the Company's credit facilities were 8.50% and 9.34%, respectively.

     The Company pays a per annum fee equal to one-eighth of one percent plus the applicable margin on Revolving Loans, the Tranche A Chips Loan or the Tranche B Chips Loan, as applicable, which bear interest at the Eurocurrency Base Rate, of the average daily face amount of outstanding letters of credit. The Company pays a commitment fee equal to 0.5% on the undrawn portion of the commitments in respect of the Revolving Loans.

     At December 31, 1999, the Company had approximately $77,830 of available borrowing capacity under its revolving credit facility. At December 31, 2000, the Company had approximately $99,755 of available borrowing capacity under the Revolving Loans.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

     The borrowers may optionally prepay the term loans from time to time in whole or in part, without premium or penalty. At the Company's option, the Revolving Loans may be prepaid, and revolving credit commitments may be permanently reduced, in whole or in part, at any time.

     The Company will be required to make mandatory prepayments of the term loans, to cash collateralize the letter of credit term loan and to reduce the revolving facility, in the amounts equal to (a) 50% of Excess Cash Flow (as defined), beginning in the earlier of (i) the fiscal year in which the letter of credit term loans exceed $270,000 and (ii) fiscal year 2002, but only if the leverage ratio exceeds 3 1/2 to 1 at such time, and (b) 100% of the net proceeds of dispositions by us or any of our subsidiaries of material assets or incurrences of indebtedness by us or any of our subsidiaries.

     Viasystems' obligations under the Credit Agreement are unconditionally and irrevocably guaranteed by Group and each existing and future domestic subsidiary of Viasystems. In addition, the Credit Agreement is secured by a perfected first priority security interest in all of the capital stock of Viasystems and each of its direct and indirect domestic subsidiaries and 65% of each first tier foreign subsidiary of Viasystems and its domestic subsidiaries, all intercompany notes owing to Viasystems or any of its domestic subsidiaries, the notes issued in connection with the transfer of the operations formerly conducted by ISL, Forward, Zincocelere and the Ericsson Facility and all other tangible and intangible assets of Viasystems and each guarantor.

     The Credit Agreement contains a number of covenants that, among other things, restrict the ability of Viasystems and its subsidiaries to: (a) incur additional indebtedness; (b) create liens on assets; (c) incur guarantee obligations; (d) enter into mergers, consolidations or amalgamations or liquidate, wind up or dissolve; (e) dispose of assets; (f) pay dividends, make payment on account of, or set apart assets for, a sinking or analogous fund or purchase, redeem, defease or retire capital stock; (g) make capital expenditures; (h) make amendments to the Lucent supply agreement which would have a material adverse effect on the lenders; (i) make optional repurchases of subordinated debt or preferred stock; (j) make advances, loans, extensions of credit, capital contributions to, or purchases of any stock, bonds, notes, debentures or other securities; (k) engage in certain transactions with affiliates; and (l) enter into certain sale and leaseback transactions.

     The Credit Agreement also contains customary events of default including:
(a) failure to pay principal on any loan when due or any interest or other amount that becomes due within five days after the due date thereof; (b) any representation or warranty made or deemed made is incorrect in any material respect on or as of the date made or deemed made; (c) the default in the performance of negative covenants or a default in the performance of other covenants or agreements for a period of thirty days; (d) default in other indebtedness or guarantee obligations with a principal amount in excess of $20,000 beyond the period of grace; (e) events of insolvency; (f) ERISA events; and (g) other customary events of default for facilities similar to the Credit Agreement.

  Senior Subordinated Notes and Series B Senior Subordinated Notes

     In June 1997, Viasystems completed an offering (the "1997 Offering") of $400,000 of 9 3/4% Senior Subordinated Notes due 2007 (the "1997 Notes"). In February 1998, Viasystems completed the offering of an additional $100,000 of 9 3/4% Series B Senior Subordinated Notes due 2007 at a price of 104.5% (the "1998 Notes" and together with the 1997 Notes, the "2007 Notes").

     Interest on the 2007 Notes is due semiannually. The 2007 Notes may not be redeemed prior to June 1, 2002, except in the event of a Change of Control (as defined) or Initial Public Offering (as defined) and at premium (as defined in the Indenture). The 2007 Notes are redeemable, at the Company's option, at the redemption prices of 104.875% at June 1, 2002, and at decreasing prices to 100% at June 1, 2005, and thereafter, plus accrued interest. In addition, prior to June 1, 2001, the Company may redeem, within specified

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES
guidelines, up to $175,000 of the 2007 Notes with proceeds of one or more Equity Offerings (as defined) by the Company or Viasystems at a redemption price of 109.75% plus accrued interest.

  Chips Loan Notes Liability

     In June 1997, in connection with the acquisition of ISL, the Company assumed $437,500 of promissory notes (the "Chips Loan Notes"). The Chips Loan Notes mature on March 31, 2003 and bear interest, payable quarterly, at approximately 6.22% per annum through April 1, 1998, with a variable rate thereafter discounted from the U.S. prime rate. The Chips Loan Notes may be called by the holders on or after any interest payment date commencing April 1, 1998.

     In April 1998, the holders of the Chips Loan Notes redeemed approximately $152,200 of the Chips Loan Notes. As such, approximately $118,300 of cash held by Bisto Funding, Inc., a special purpose entity established as a subsidiary of Group in connection with the acquisition of ISL, was paid to the holders of the Chips Loan Notes. The Company borrowed approximately $33,900 from the available term loan facility in place to fund its portion of the payment of the Chips Loan Notes.

     In March 2000, when Viasystems entered into the Credit Agreement, a letter of credit and term loan facility in an aggregate amount of $303,100 was made available to Viasystems to satisfy the Chips Loan Notes obligation. On January 2, 2001, the holder of the Chips Loan Notes redeemed all the Chips Loan Notes. The Company paid this obligation plus the accrued quarterly interest owed by drawing on the Tranche B Chips letter of credit commitment for $150,000 and borrowing $139,250 under the Tranche A Chips Loan commitment.

10. COMMITMENTS

     The Company leases certain building and transportation and other equipment under capital and operating leases. Included in property, plant, and equipment as of December 31, 1999 and 2000, were $39,252 and $28,504, respectively, of cost basis and $23,343 and $16,267, respectively, of accumulated depreciation related to equipment held under capital leases. Total rental expense under operating leases was $3,706, $5,145 and $6,761 for the years ended December 31, 1998, 1999 and 2000, respectively. Future minimum lease payments under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

YEAR ENDING DECEMBER 31,                                      CAPITAL   OPERATING
------------------------                                      -------   ---------
2001........................................................  $2,758     $11,417
2002........................................................   1,292       7,992
2003........................................................   1,292       4,956
2004........................................................   1,321       4,097
2005........................................................     887       5,165
Thereafter..................................................     176      11,475
                                                              ------     -------
          Total.............................................   7,726     $45,102
                                                                         =======
Less: Amounts representing interest.........................  (1,227)
                                                              ------
          Capital lease obligations (see Note 9)............  $6,499
                                                              ======

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

11. INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The benefit for income taxes for the years ended December 31, 1998, 1999 and 2000, consists of the following:

                                                          1998       1999      2000
                                                         -------   --------   -------
Current:
  Federal..............................................  $16,325   $  1,592   $    --
  State................................................      852        164        --
  Foreign..............................................   (5,165)     5,120    (3,668)
                                                         -------   --------   -------
                                                          12,012      6,876    (3,668)
                                                         -------   --------   -------
Deferred:
  Federal..............................................   (1,466)     2,065        --
  State................................................      182        405        --
  Foreign..............................................  (12,540)   (32,558)      745
                                                         -------   --------   -------
                                                         (13,824)   (30,088)      745
                                                         -------   --------   -------
                                                         $(1,812)  $(23,212)  $(2,923)
                                                         =======   ========   =======

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                        1998       1999        2000
                                                      --------   ---------   --------
U.S. Federal statutory rate.........................  $(28,860)  $(253,772)  $(37,699)
State taxes, net of Federal provision (benefit).....     1,158      (1,325)    (1,860)
Foreign taxes in excess of U.S. statutory rate......     7,569       8,030    (31,233)
Interest deductible for tax, eliminated for book....        --          --     (4,846)
Amortization of goodwill and write-off of acquired
  in-process research and development costs.........    17,114      77,309     12,067
Non-cash compensation expense.......................     1,189      38,525     41,782
Loss on investment in foreign subsidiaries..........        --    (130,931)  (204,197)
Change in the valuation allowance for deferred tax
  assets............................................        --     244,255    230,967
Federal taxes on undistributed loss of foreign
  subsidiaries......................................        --      (4,203)    (8,166)
Equity in earnings of affiliate not taxable due to
  dividends received deduction......................        --      (1,400)        --
Other...............................................        18         300        262
                                                      --------   ---------   --------
                                                      $ (1,812)  $ (23,212)  $ (2,923)
                                                      ========   =========   ========

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

     The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31 are as follows:

                                                                1999        2000
                                                              ---------   ---------
Deferred tax assets:
  Accrued liabilities not yet deductible....................  $  19,367   $  19,104
  Net operating loss carryforwards..........................     87,216     278,646
  AMT credit carryforwards..................................      1,128       1,128
  Fixed assets..............................................     38,180          --
  Capital loss carryforwards................................    126,391     126,391
  Other.....................................................      9,824          --
                                                              ---------   ---------
                                                                282,106     425,269
Valuation allowance.........................................   (244,255)   (398,417)
                                                              ---------   ---------
                                                                 37,851      26,852
                                                              ---------   ---------
Deferred tax liabilities:
  Intangibles...............................................    (13,227)     (7,820)
  Fixed assets..............................................    (11,364)     (9,522)
  Other.....................................................    (10,200)     (7,895)
                                                              ---------   ---------
                                                                (34,791)    (25,237)
                                                              ---------   ---------
          Net deferred tax asset............................  $   3,060   $   1,615
                                                              =========   =========

     The current deferred tax assets are included in prepaid expenses and other and the long-term deferred tax assets, consisting of net operating loss carryforwards, are in other assets in the consolidated balance sheets. The current deferred tax liabilities are included in accrued and other liabilities in the consolidated balance sheets.

     Approximate domestic and foreign income (loss) before income tax provision and extraordinary item are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998       1999        2000
                                                     --------   ---------   ---------
Domestic...........................................  $  9,667   $(175,511)  $(144,982)
Foreign............................................   (92,125)   (549,553)     37,271

     As of December 31, 2000, the Company had the following net operating loss ("NOL") carryforwards: $704,681 in the U.S., $38,469 in Luxembourg, $62 in Puerto Rico, $3,002 in the U.K., $233 in Italy and $19,847 in the Netherlands. The U.S. NOLs expire in 2018 through 2020 and the Puerto Rico NOLs expire in 2001. All other net operating loss carryforwards carry forward indefinitely. The U.S. also has a capital loss carryforward of $361,117 that will expire in 2004 and Canada has an investment tax credit carryforward of $1,191 that will expire in 2010. The Company has not recognized and does not anticipate recognizing a deferred tax liability for approximately $110,356 of undistributed earnings of its foreign subsidiaries because the Company does not expect those earnings to reverse and become taxable to the Company in the foreseeable future.

     The Company has a tax holiday in China that allows a two-year tax exemption and three-year 50% reduction in the tax rate. The tax holiday began in 2000. If not for such tax holiday, the Company would have had $12,778 of income tax expense, based on the applicable rate of 27%.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

12. CONTINGENCIES

     The Company is subject to various lawsuits and claims with respect to such matters as patents, product development and other actions arising in the normal course of business. In the opinion of the Company's management, the ultimate liabilities resulting from such lawsuits and claims will not have a material adverse effect on the Company's financial condition and results of operations and cash flows.

     The Company believes it is in material compliance with applicable environmental laws and regulations and that its environmental controls are adequate to address existing regulatory requirements.

13. STOCKHOLDERS' EQUITY AND PREFERRED STOCK

     The authorized capital stock of Group at December 31, 2000, consists of 500,000,000 shares of common stock, and 60,000,000 shares of preferred stock, of which 6,000,000 shares are designated as Series B Preferred Stock (the "Series B Preferred"). All authorized capital stock has a par value of $.01.

     On March 23, 2000, in connection with the initial public offering, Group declared a reverse stock split where each share of common stock was converted into 1/6 share of common stock. Additionally, Group converted each 6 2/3 shares of its then outstanding class A common stock and class A series II common stock into one share of common stock. All share and per share data have been restated for the reverse stock split.

     Dividends are payable to holders of the common stock in amounts as declared by Group's board of directors, subject to legally available funds and certain agreements. The common stock is entitled to one vote per share on all matters submitted to a vote of stockholders.

     Dividends on the Series B Preferred are cumulative and are payable at an annual rate of $2.00 per share per annum prior to November 30, 2004, $2.50 per share per annum from November 30, 2004 to November 30, 2005, $3.00 per share per annum from November 30, 2005 to November 30, 2006, and $3.50 per share per annum on and after November 30, 2006. Dividends are payable quarterly on February 28, May 31, August 31 and November 30 in each year, commencing on February 28, 1997. The discount on the stock, which represents the difference between the present value of a perpetual dividend stream of $3.50 per year and the current subscription price, is being accreted at the rate of 10.4% per year, over 10 years. Dividend cost associated with the preferred stock is increased for the accretion of discounts. Group may, at its option, pay quarterly dividends on the Series B Preferred on the first twenty payment dates, if the Credit Agreement prohibits the payment of cash dividends, by issuing a number of additional shares (or fractional shares) of Series B Preferred in respect to each such share (or fractional share) of Series B Preferred then outstanding at the rate of one twenty-fifth of a whole share of Series B Preferred for each $1.00 of dividend declared. Except in the case of a Change in Control (as defined), the Series B Preferred have no provisions for mandatory redemption. At Group's option, the Series B Preferred is redeemable at any time, at $25 per share, together with accrued and unpaid dividends to the date of redemption.

14. BUSINESS SEGMENT INFORMATION

     The Company operates in one product business segment -- a worldwide independent provider of electronics manufacturing services, which are sold throughout many diverse markets.

     The Company's operations are located worldwide and are analyzed by three geographical segments. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (Note 2). Segment data includes intersegment revenues.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

     Pertinent financial data by major geographic segments is as follows:

                                                    OPERATING                      CAPITAL
                                     NET SALES    INCOME/(LOSS)   TOTAL ASSETS   EXPENDITURES
                                     ----------   -------------   ------------   ------------
North America:
  Year ended December 31, 1998.....  $  692,313     $  83,399      $  599,997      $ 56,522
  Year ended December 31, 1999.....     769,572       (73,106)        618,486        50,588
  Year ended December 31, 2000.....     983,967       (35,367)        833,997        59,336
Europe:
  Year ended December 31, 1998.....  $  512,239     $ (50,494)     $  945,644      $ 78,011
  Year ended December 31, 1999.....     454,386      (496,239)        362,991        72,704
  Year ended December 31, 2000.....     378,056         5,259         370,812        23,698
Asia:
  Year ended December 31, 1998.....  $       --     $      --      $       --      $     --
  Year ended December 31, 1999.....      80,978        (7,684)        327,749        14,711
  Year ended December 31, 2000.....     266,601        34,064         406,475        53,848
Eliminations:
  Year ended December 31, 1998.....  $   (2,231)    $      --      $       --      $     --
  Year ended December 31, 1999.....     (11,566)           --              --            --
  Year ended December 31, 2000.....     (23,639)           --              --            --
Total:
  Year ended December 31, 1998.....  $1,202,321     $  32,905      $1,545,641      $134,533
  Year ended December 31, 1999.....   1,293,370      (577,029)      1,309,226       138,003
  Year ended December 31, 2000.....   1,604,985         3,956       1,611,284       136,882

     Sales by country of destination are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1998         1999         2000
                                                   ----------   ----------   ----------
United States....................................  $  623,976   $  703,862   $  897,551
United Kingdom...................................     189,103      153,083      163,072
Canada...........................................      47,880       75,016      115,922
Sweden...........................................     105,331       78,898       22,732
Other............................................     236,031      282,511      405,708
                                                   ----------   ----------   ----------
          Total..................................  $1,202,321   $1,293,370   $1,604,985
                                                   ==========   ==========   ==========

     Long-lived assets by country are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
United States...............................................   $249,740     $351,073
United Kingdom..............................................     66,522       76,830
China.......................................................    264,370      284,278
The Netherlands.............................................     59,156       56,432
Italy.......................................................     47,758       10,483
Canada......................................................    105,279       92,241
Other.......................................................     29,972       46,815
                                                               --------     --------
          Total.............................................   $822,797     $918,152
                                                               ========     ========

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

15. CONCENTRATION OF BUSINESS

     Sales to Lucent Technologies were 27%, 26% and 21% of net revenues for the years ended December 31, 1998, 1999 and 2000, respectively. When the Company acquired Lucent's captive printed circuit board facility in December 1996, the Company entered into a supply agreement with Lucent. Under the terms of the supply agreement, the Company was required to reduce, over a two-year period, the pricing to Lucent. As a result, in 1998 and 1999, the Company experienced price reductions under the Lucent contract which exceeded industry wide price decreases. Commencing January 1, 1999, the Company began charging Lucent market pricing as required under the supply agreement.

16. STOCK OPTION PLANS

     Group has stock-based compensation plans under which outside directors and certain employees receive stock options and other equity-based awards. The plans provide for the grant of stock options, stock appreciation rights, performance awards, restricted stock awards and other stock unit awards.

     Stock options generally are granted with an exercise price equal to or above the market value of a share of common stock on the date of grant, have a life of 10 years and vest within 5 years from the date of grant. The total number of shares of common stock authorized for option grants under the plans was 9,705,323 shares at December 31, 2000.

     In connection with certain acquisitions, and in accordance with the contract terms, outstanding stock options held by employees of acquired companies became vested and converted to options to purchase Group's common stock on the acquisition date. As these acquisitions were accounted for as purchases, the fair value of these options was included in the purchase price.

     The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and, as permitted under SFAS No. 123, applies Accounting Principles Board Opinion No. 25 ("ABP 25") and related interpretations in accounting for its plans. Had compensation costs for all other options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998       1999        2000
                                                     --------   ---------   ---------
Net loss
  As reported......................................  $(80,646)  $(720,295)  $(135,984)
  Pro forma........................................   (80,824)   (721,554)   (147,535)
Net loss per share -- basic
  As reported......................................  $  (1.54)  $  (10.14)  $   (1.13)
  Pro forma........................................     (1.55)     (10.16)      (1.23)
Net loss per share -- diluted
  As reported......................................  $  (1.71)  $  (10.77)  $   (1.14)
  Pro forma........................................     (1.72)     (10.79)      (1.24)

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

     The fair value of stock options used to compute pro forma net loss and loss per share disclosure is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

WEIGHTED AVERAGE ASSUMPTIONS                                  1998     1999     2000
----------------------------                                  ----     ----     ----
Expected volatility.........................................   60%      60%      60%
Risk-free interest rate.....................................  5.5%     5.5%     5.5%
Dividend yield..............................................  0.0%     0.0%     0.0%
Expected holding period in years............................    5        5        5

     The weighted average fair value of stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended December 31, 1998, 1999, and 2000 was $1.74, $1.74 and $10.12 respectively.

     Presented below is a summary of the status of the stock options and the related transactions for the years ended December 31, 1998, 1999 and 2000:

                                                                             WEIGHTED
                                                                         AVERAGE EXERCISE
                                                              SHARES     PRICE PER SHARE
                                                             ---------   ----------------
Options outstanding at December 31, 1997...................  2,404,850        $ 6.00
  Granted..................................................    791,387          7.32
  Exercised................................................     (2,500)         6.00
  Forfeited/expired........................................   (253,333)         6.12
                                                             ---------
Options outstanding at December 31, 1998...................  2,940,404          6.64
  Granted..................................................  2,509,993          7.32
  Exercised................................................     (7,500)         6.30
  Forfeited/expired........................................   (209,667)         7.23
                                                             ---------
Options outstanding at December 31, 1999...................  5,233,230          6.81
  Granted/assumed..........................................  3,525,259         14.66
  Exercised................................................    (88,167)         6.07
  Forfeited/expired........................................   (184,601)        12.39
                                                             ---------
Options outstanding at December 31, 2000...................  8,485,721        $12.65
                                                             =========        ======

     The following table summarizes the status of stock options outstanding and exercisable at December 31, 2000:

                                           STOCK OPTIONS OUTSTANDING
                                    ----------------------------------------   STOCK OPTIONS EXERCISABLE
                                                    WEIGHTED       WEIGHTED    --------------------------
                                                    AVERAGE         AVERAGE                   WEIGHTED
                                                   REMAINING       EXERCISE                   AVERAGE
                                                CONTRACTUAL LIFE     PRICE                 EXERCISE PRICE
RANGE OF EXERCISE PRICE PER SHARE    SHARES         (YEARS)        PER SHARE    SHARES       PER SHARE
---------------------------------   ---------   ----------------   ---------   ---------   --------------
$   -- to $ 4.20..................    357,364         8.6           $ 2.11       357,364       $ 2.11
$ 4.21 to $ 6.30..................    453,066         6.7             5.86       298,061         5.79
$ 6.31 to $ 8.40..................  1,509,371         8.4             7.32       385,710         7.32
$ 8.41 to $10.50..................  2,993,369         9.2             9.06     2,993,369         9.06
$10.51 to $12.60..................    139,700         9.4            11.28       119,300        11.33
$12.61 to $18.90..................    190,000         9.9            17.44            --           --
$18.91 to $21.00..................  2,842,851         9.3            21.00     2,134,000        21.00
                                    ---------         ---           ------     ---------       ------
          Total...................  8,485,721         8.9           $12.51     6,287,804       $12.50
                                    =========         ===           ======     =========       ======

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

17. RETIREMENT PLANS

     The Company has a defined contribution retirement savings plan (the "Plan") covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 15% of compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company contributes 1% of employees' salaries to the Plan and matches a percentage of the employees' deferrals. The Company may also elect to contribute an additional profit-sharing contribution to the Plan at the end of each year. The Company's contributions to the Plan were $1,617, $2,627 and $3,048 for the years ended December 31, 1998, 1999 and 2000, respectively.

     In prior years, the Company had two defined benefit pension plans covering certain groups of employees in foreign countries. The net periodic pension cost in 1998 and 1999 was $1,765 and $1,032, respectively. These defined benefit plans were for employees of Forward and ISL, which were transferred to pre-IPO stockholders in March 2000 (see Note 23).

18. RESEARCH AND DEVELOPMENT

     Research, development and engineering expenditures for the creation and application of new products and processes were approximately $13,400, $14,400 and $12,048 for the years ended December 31, 1998, 1999, and 2000, respectively.

19. RELATED PARTY TRANSACTIONS

     In connection with the acquisitions and the related financing, the Company entered into a Monitoring and Oversight Agreement and a Financial Advisory Agreement (together herein defined as the "Agreements") with Hicks, Muse & Co. Partners L.P. ("HM&Co.") (a shareholder and affiliate of the Company) pursuant to which the Company paid HM&Co. a cash fee of $2,463, $4,684 and $714 for the years ended December 31, 1998, 1999 and 2000, respectively, as compensation for financial advisory services. In connection with the initial public offering, the Company terminated the Agreements and granted to HMTF and partners of HMTF options to purchase Group's stock (see Note 21).

     In connection with the acquisition of ISL, the Company assumed $437,500 of Chips Loan Notes, and the Company entered into a Reimbursement Obligation which requires it to pay a portion of the principal and interest on the Chips Loan Notes in the event such notes are called. In April 1998, the holders of the Chips Loan Notes redeemed approximately $152,200 of the Chips Loan Notes. As such, $118,300 of cash held by Bisto Fundings, Inc. was paid to the holders of the Chips Loan Notes. The remaining $33,900 was paid to the holders of the Chips Loan Notes by the Company. The Company's remaining portion of the Chips Loan Notes at December 31, 2000, is approximately $285,300 (see Note 9).

     In March 2000, immediately prior to Group's initial public offering, Group transferred all of the capital stock of certain businesses in Europe to a new entity formed by Group's pre-IPO stockholders, European PCB Group (Cayman Islands), Ltd., a Cayman Islands exempted company ("European PCB Group"). These businesses now owned by European PCB Group consist primarily of the operations formerly conducted by Forward, Zincocelere, ISL and the Ericsson Facility. Subsequent to such transfer, the Company has continued to purchase and receive products and other services, on an arms-length basis, from European PCB Group. The European PCB Group is controlled by Thomas O. Hicks, one of the Company's directors, and its majority equity interests are owned by affiliates of HM&Co., affiliates of which are also Group's largest stockholders. In addition, Messrs. James N. Mills, the Company's Chairman and Chief Executive Officer, Timothy L. Conlon, the Company's President, Chief Operating Officer and a director, David
M. Sindelar, the Company's Senior Vice President and Chief Financial Officer, and Richard W. Vieser and Kenneth F. Yontz, each directors, beneficially own equity interests in European PCB Group. In 2000, the Company purchased an aggregate of

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

$24,004 of printed circuit boards and other products from European PCB Group and had sales of $17,829 to European PCB Group. In addition, the Company paid approximately $7,200 in sales-force fees and commissions to European PCB Group and received $2,172 in management fees from European PCB Group in fiscal year 2000.

     Additionally, in conjunction with Group's initial public offering, the Company acquired all of the outstanding shares of the Wire Harness Business, a wholly owned subsidiary of International Wire Group, Inc., an affiliate of HMTF. The Wire Harness Business, in accordance with negotiated contract terms, purchased an aggregate of $22,000, $25,982 and $28,092 of product from International Wire Group, Inc. for fiscal years 1998, 1999 and 2000, respectively.

20. EXTRAORDINARY ITEM AND CHANGE IN ACCOUNTING

     During the year ended December 31, 2000, the Company recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31,196, net of income tax benefit of $0, related to deferred financing fees incurred on debt retired before maturity with proceeds from Group's initial public offering.

     In April 1998, the FASB adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted SOP 98-5 in fiscal year 1999 and reported the write-off of the net book value of start-up costs as of January 1, 1999, of $18,443 (net of income tax benefit of $6,734) as a cumulative effect of a change in accounting principle.

21. NON-CASH COMPENSATION EXPENSE

     During the years ended December 31, 1998 and 1999, the Company recorded non-cash compensation expense charges of $3,398 and $110,070, respectively, which reflect the difference between the cost of the class A common stock and class A series II common stock and the value of the common stock that it is convertible into at those dates.

     In connection with the initial public offering, Group amended the terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price and are immediately exercisable. As a result of these amendments, the Company recorded a one-time non-cash compensation expense charge of approximately $33,635 during the year ended December 31, 2000.

     Also in connection with the initial public offering, Group converted each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This conversion eliminated the variable terms of the class A and class A series II common stock and resulted in a one-time non-cash compensation expense charge of approximately $62,945 recorded during the year ended December 31, 2000.

     Additionally, in connection with the initial public offering, the Company terminated the Monitoring and Oversight Agreement and Financial Advisory Agreement with HM&Co. As consideration for HM&Co.'s willingness to agree to such termination, Group granted to HMTF and partners of HMTF, options to purchase an aggregate 2,134,000 shares of Group's common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time non-cash compensation expense charge of approximately $7,771 recorded during the year ended December 31, 2000.

22. INITIAL PUBLIC OFFERING

     On March 24, 2000, Group completed an initial public offering of 44,000,000 shares of common stock at $21.00 per share with net proceeds of $865,543. Group used the proceeds from the offering to fund the

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES
acquisition of the Wire Harness Business, to repay amounts outstanding under the existing credit facility and for general corporate purposes.

23. TRANSFER TO STOCKHOLDERS

     On March 29, 2000, Group effected a transfer to European PCB Group, a company owned by certain of Group's pre-IPO stockholders, of all the capital stock of certain businesses in Europe. As a result, European PCB Group consists primarily of the operations formerly conducted by Forward, Zincocelere, ISL and the Ericsson Facility. In consideration for the transfer, European PCB Group delivered subordinated notes payable ("NewCo Notes") to the Company for $124,532 in the aggregate, which have been classified as a component of stockholders' equity. The NewCo Notes each have a 10-year term and bear interest at a rate of 9% per annum, payable in kind by the issuance of additional notes. The net assets transferred totaled $97,141, net of cash.

     During the fourth quarter of 2000, management discovered that certain of the NewCo Notes erroneously were denominated in foreign currencies when originally issued, and that consequently during the first, second and third quarters, translation adjustments of these instruments were calculated and recorded by the Company, with a resulting increase in other accumulated comprehensive loss of $782, $4,473 and $4,463, respectively. European PCB Group and the Company, however, intended that the NewCo Notes were to be US dollar denominated, as described in Group's Form S-1 filed March 23, 2000. Following the discovery, the parties corrected the NewCo Notes to represent US dollar denominated instruments and management appropriately reclassified the cumulative transaction effect from the accumulated comprehensive loss balance to the notes due from affiliates balance.

     The Company accrues interest income on the NewCo Notes and concurrently establishes a full valuation allowance against the interest accrual. The recognition of the interest into income will be deferred until the affiliated companies demonstrate a continuous and sustained cash flow from operations which is sufficient to meet the interest payments and ensure the ultimate collectibility of the NewCo Notes and related interest. For the year ended December 31, 2000, the Company has accrued interest income and a corresponding valuation allowance of $8,406.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

24. EARNINGS PER SHARE

     Basic earnings per common share amounts are computed using the weighted average number of common shares outstanding during the year. Basic earnings per weighted average common share are computed as follows:

                                                       YEARS ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1998          1999           2000
                                               -----------   -----------   ------------
Loss before cumulative effect of a change in
  accounting principle and extraordinary
  item.......................................  $   (80,646)  $  (701,852)  $   (104,788)
Plus paid-in-kind dividends and accretion on
  preferred stock............................       (3,735)       (4,240)        (4,828)
Less loss attributable to class A common
  shareholders...............................        8,964        54,100          1,052
Less loss attributable to class A series II
  common shareholders........................          993        37,872          1,250
                                               -----------   -----------   ------------
Loss available to common shareholders before
  cumulative effect of a change in accounting
  principle and extraordinary item...........  $   (74,424)  $  (614,120)  $   (107,314)
                                               ===========   ===========   ============
Basic weighted average common shares
  outstanding................................   48,205,838    62,123,268    121,607,031
                                               ===========   ===========   ============
Basic loss per weighted average common share
  before cumulative effect of a change in
  accounting principle and extraordinary
  item.......................................  $     (1.54)  $     (9.89)  $      (0.88)
                                               ===========   ===========   ============
Basic net loss per weighted average common
  share......................................  $     (1.54)  $    (10.14)  $      (1.13)
                                               ===========   ===========   ============

     Losses attributable to class A and class A series II are calculated on a one-to-one basis using the weighted average shares outstanding before conversion, March 23, 2000, as these classes have identical rights and privileges with respect to dividends and voting as the common shares. At conversion, each 6 2/3 shares of class A and class A series II common stock was converted into one share of common stock.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

     Diluted earnings per weighted average common share are computed as follows:

                                                       YEARS ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1998          1999           2000
                                               -----------   -----------   ------------
Loss before cumulative effect of a change in
  accounting principle and extraordinary
  item.......................................  $   (80,646)  $  (701,852)  $   (104,788)
Plus paid-in-kind dividends and accretion on
  preferred stock............................       (3,735)       (4,240)        (4,828)
                                               -----------   -----------   ------------
Loss available to common shareholders before
  cumulative effect of a change on accounting
  principle and extraordinary item...........  $   (84,381)  $  (706,092)  $   (109,616)
                                               ===========   ===========   ============
Basic weighted average common shares
  outstanding................................   48,205,838    62,123,268    121,607,031
Common shares assuming conversion of class A
  and class A series II......................      463,690     5,115,190      1,651,658
                                               -----------   -----------   ------------
Diluted weighted average common shares
  outstanding................................   48,669,528    67,238,458    123,258,689
                                               ===========   ===========   ============
Diluted loss per weighted average common
  share before cumulative effect of a change
  in accounting principle and extraordinary
  item.......................................  $     (1.71)  $    (10.50)  $      (0.89)
                                               ===========   ===========   ============
Diluted net loss per weighted average common
  share......................................  $     (1.71)  $    (10.77)  $      (1.14)
                                               ===========   ===========   ============

     Shares assumed in the conversion of class A and class A series II are calculated on an as-if converted basis up to March 23, 2000, using the formula set forth in the Company's Certificate of Incorporation, which yields a less than one to one ratio. On March 23, 2000, each 6 2/3 shares of class A and class A series II common stock was converted into one share of common stock.

     As a result of losses incurred for the years ended December 31, 1998, 1999 and 2000, the following potentially dilutive securities were not included in diluted earnings per share because their inclusion would be anti-dilutive:

                                                          YEARS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        1998        1999        2000
                                                      ---------   ---------   ---------
Performance options.................................  1,814,569   2,802,897   2,802,897
Stock options.......................................  1,125,835   2,293,688   2,513,328
Stock warrants......................................         --     136,645     136,645

25. SUBSEQUENT EVENTS

     On January 2, 2001, the holder of the Chips Loan Notes redeemed all the Chips Loan Notes. The Company paid this obligation plus the accrued quarterly interest owed by drawing on a $150,000 letter of credit and borrowing $139,250 on the Tranche A Chips Loan available under the Credit Agreement (see Note 9).

     During first quarter 2001, the Company announced headcount reductions of approximately 1,100 employees in its North American operations. In connection with this announcement, a restructuring charge of between $10,000 and $20,000 is anticipated.

                    VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

                        QUARTERLY RESULTS OF OPERATIONS
                                  (UNAUDITED)

     The following is a summary of unaudited quarterly financial information of Viasystems Group, Inc. and subsidiaries for 2000. In March 2000, we acquired all of the outstanding shares of Wirekraft Industries, Inc. in a transaction between entities under common control, which was accounted for in a manner similar to a pooling of interest and thus the historical financial data of Viasystems and Wirekraft have been combined.

                                                MARCH 31(1)   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                -----------   --------   ------------   -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.....................................   $ 384,584    $358,285     $406,504      $455,612
Gross margin..................................      81,310      88,860       97,649       106,614
Income (loss) before cumulative effect of a
  change in accounting principle and
  extraordinary item..........................    (130,709)      2,784        9,519        13,618
Net income (loss).............................    (161,905)      2,784        9,519        13,618
Basic income (loss) per weighted average
  common share before cumulative effect of a
  change in accounting principle and
  extraordinary item..........................   $   (1.59)   $    .01     $    .06      $    .09
Diluted income (loss) per weighted average
  common share before cumulative effect of a
  change in accounting principle and
  extraordinary item..........................   $   (1.59)   $    .01     $    .06      $    .09
Basic net income (loss) per weighted average
  common share................................   $   (1.97)   $    .01     $    .06      $    .09
Diluted net income (loss) per weighted average
  common share................................   $   (1.97)   $    .01     $    .06      $    .09

---------------

(1) The quarter includes non-cash compensation charges totaling $104,351 and an extraordinary item of $31,196, net of tax benefit of $0. The non-cash compensation charges are: (i) $33,635 related to the amendment of terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise terms; (ii) $62,945 related to the conversion of each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock; and (iii) $7,771 related to options granted to HMTF and partners of HMTF as consideration for the termination of certain agreements. The extraordinary item represents the non-cash write-off of deferred financing fees incurred on debt retired before maturity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be held on May 1, 2001, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item relating to directors is incorporated by reference to the information under the caption "Directors" in the Proxy Statement. See the caption entitled "Executive Officers of the Registrant" in
Part I of this Report following Item 4 for information relating to executive officers.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The information required by this item is incorporated by reference to the information under the caption "Record Date and Stock Ownership" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The information required by this item is included in Item 8 of Part II of this Form 10-K.

         2. Financial Statement Schedule

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEAR ENDED DECEMBER 31
                                 (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL            BALANCE AT                      CHARGES TO                               BALANCE AT
ACCOUNTS -- DEDUCTED FROM         BEGINNING     ACQUISITIONS/      COST AND     ACCOUNTS     TRANSLATION     END OF
RECEIVABLES IN THE BALANCE SHEET  OF PERIOD    (DISTRIBUTIONS)     EXPENSES    WRITTEN OFF   ADJUSTMENTS     PERIOD
--------------------------------  ----------   ---------------    ----------   -----------   -----------   ----------
1998........................       $  2,979        $ 1,470         $    285     $   (652)     $    141      $  4,223
                                   ========        =======         ========     ========      ========      ========
1999........................       $  4,223        $ 2,632         $  1,784     $   (973)     $   (255)     $  7,411
                                   ========        =======         ========     ========      ========      ========
2000........................       $  7,411        $  (327)(1)     $    564     $   (383)     $    (32)     $  7,233
                                   ========        =======         ========     ========      ========      ========

---------------

(1) Included in this figure is $(2,439) which was a reduction in the allowance for doubtful accounts as a result of the distribution of the operations formerly conducted by Interconnection Systems Limited ("ISL"), Forward Group, Zincocelere and Viasystems Sweden in March 2000. This reduction is offset by an increase in the allowance for doubtful accounts of $2,112 from the acquisitions completed in 2000.

VALUATION ALLOWANCE FOR
DEFERRED TAX ASSETS --      BALANCE AT                      CHARGES TO    CHARGES TO                   BALANCE AT
DEDUCTED FROM DEFERRED      BEGINNING     ACQUISITIONS/      COST AND    EXTRAORDINARY   TRANSLATION     END OF
TAXES IN THE BALANCE SHEET  OF PERIOD    (DISTRIBUTIONS)     EXPENSES        ITEMS       ADJUSTMENTS     PERIOD
--------------------------  ----------   ---------------    ----------   -------------   -----------   ----------
1998....................     $      0       $      0         $      0      $      0       $      0      $      0
                             ========       ========         ========      ========       ========      ========
1999....................     $      0       $      0         $244,255      $      0       $      0      $244,255
                             ========       ========         ========      ========       ========      ========
2000....................     $244,255       $(87,723)(2)     $230,967      $ 10,918       $      0      $398,417
                             ========       ========         ========      ========       ========      ========

---------------

(2) Included here is the reduction in the valuation allowance as a result of the distribution of the operations formerly conducted by ISL, Forward Group and Zincocelere.

         3. Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Securities Purchase Agreement, dated as of October 1,
                            1996, among Viasystems Group, Inc. (formerly known as
                            Circo Craft Holding Company) and certain Purchasers (as
                            defined therein)(2)
          2.2            -- Acquisition Agreement, dated as of November 26, 1996,
                            among Lucent Technologies Inc., Viasystems Group, Inc.
                            (formerly known as Circo Technologies Group, Inc.) and
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.)(2)
          2.3            -- Agreement and Plan of Merger, dated as of April 11, 1997 by and among Viasystems Group, Inc., HMTF Acquisition,
                            L.P., HMTF U.K. Acquisition Company, Hicks, Muse, Tate &
                            Furst Equity Fund III and HM3 Coinvestors, L.P.(2)
          2.4            -- Agreement and Plan of Merger, dated as of June 5, 1997, by and between Viasystems Group, Inc. and Chips Holdings,
                            Inc.(2)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.5            -- Agreement and Plan of Merger, dated as of June 6, 1997, by and between Viasystems, Inc. and Chips Acquisition,
                            Inc.(2)
          2.6            -- Acquisition Agreement, dated as of January 29, 1998,
                            among Viasystems B.V. and Print Service Holding N.V.(5)
          2.7            -- Sale and Purchase Agreement, dated as of February 11,
                            1998, between Viasystems, S.r.l., as purchaser, European
                            Circuits SA and individuals named therein, as sellers(5)
          2.8            -- Share Purchase Agreement, dated August 1, 1999, among
                            Termbray Electronics (B.V.I.) Limited, Termbray
                            Industries International (Holdings) Limited, Viasystems,
                            Inc. and Viasystems Group, Inc.(7)
          2.9            -- Stock Purchase Agreement, dated March 23, 2000, by and
                            among International Wire Group, Inc., Wirekraft
                            Industries, Inc. and Viasystems International, Inc.(14)
          3.1            -- Amended and Restated Certificate of Incorporation of
                            Viasystems Group, Inc.(13)
          3.2            -- Amended and Restated Bylaws of Viasystems Group, Inc.(13)
          4.1            -- Credit Agreement, dated as of March 29, 2000, among
                            Viasystems Group, Inc., as Guarantor, Viasystems, Inc. as
                            U.S. Borrower, Viasystems Canada, Inc. and Print Service
                            Holding N.V., as Foreign Subsidiary Borrowers, The
                            Several Banks and other Financial Institutions parties
                            thereto, The Chase Manhattan Bank of Canada, as Canadian
                            Administrative Agent, Chase Manhattan Bank International
                            Limited, as Multicurrency Administrative Agent, and The
                            Chase Manhattan Bank, as Administrative Agent, Bank of
                            America, N.A. as Syndication Agent, Bankers Trust
                            Company, as Syndication Agent, and Chase Securities Inc.,
                            as Sole Book Manager and Sole Lead Arranger.(13)
          4.2            -- Indenture, dated as of June 6, 1997, by and between
                            Viasystems, Inc. and The Bank of New York, as Trustee(2)
          4.3            -- Form of New Note (included in Exhibit 4.2, Exhibit B)
          4.4            -- Indenture, dated as of February 17, 1998, by and between
                            Viasystems, Inc. and The Bank of New York, as Trustee(5)
          4.5            -- Form of Exchange Note (included in Exhibit 4.4, Exhibit
                            B)
         10.1            -- Supply Agreement dated as of November 26, 1996, by and
                            between Lucent Technologies Inc. and Circo Craft
                            Technologies, Inc. (confidential treatment was granted
                            with respect to certain portions of this exhibit)(4)
         10.2            -- Amended and Restated Viasystems Group, Inc. 1997 Stock
                            Option Plan(2)
         10.3            -- Form of Amended and Restated Stock Option Agreement dated as of March 30, 2000 between Viasystems Group, Inc. and
                            James N. Mills(12)
         10.4            -- Form of Amended and Restated Stock Option Agreement dated as of March 30, 2000 between Viasystems Group, Inc. and
                            David M. Sindelar(12)
         10.5            -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Richard W. Vieser(3)
         10.6            -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Kenneth F. Yontz(3)
         10.7            -- Third Amended and Restated Monitoring and Oversight
                            Agreement, dated as of June 6, 1997, among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp., Circo Craft Co. Inc., Viasystems International,
                            Inc., PCB Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners,
                            L.P.(3)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.8            -- Third Amended and Restated Financial Advisory Agreement
                            dated as of June 6, 1997, among Viasystems Group, Inc.,
                            Viasystems, Inc., Viasystems Technologies Corp., Circo
                            Craft Co. Inc., Viasystems International, Inc., PCB
                            Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners,
                            L.P.(3)
         10.9            -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp. LLC and James N. Mills(10)
         10.10           -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp. LLC and David M. Sindelar(10)
         10.11           -- Agreement, dated as of December 30, 1996, between
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.) and the Communication Workers of
                            America(3)
         10.12           -- Environmental, Health and Safety Agreement, dated as of
                            November 26, 1996, between Lucent Technologies and
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.)(2)
         10.13           -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc. and Viasystems Technologies
                            Corp. LLC and Timothy L. Conlon(10)
         10.14           -- Amended and Restated Stockholders Agreement, dated as of
                            June 6, 1997,among Viasystems Group, Inc. and certain
                            stockholders of Viasystems Group, Inc.(11)
         10.15           -- First Amendment to Amended and Restated Stockholders
                            Agreement, dated as of November 4, 1998, among Viasystems
                            Group, Inc. and certain stockholders of Viasystems Group,
                            Inc.(11)
         10.16           -- Parts Sourcing Contract, dated as of December 2, 1994,
                            among Wirekraft Industries, Inc. and General Electric
                            Company (Confidential treatment has been granted with
                            respect to certain portions of this exhibit.)(8)
         10.17           -- Agreement dated as of December 29, 1995 among Wirekraft
                            Industries, Inc. and General Electric Company
                            (Confidential treatment has been granted with respect to
                            certain portions of this exhibit.)(9)
         10.18           -- Viasystems Group, Inc. 1999 Key Management Incentive
                            Compensation Plan(11)
         10.19           -- Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems
                            Sweden AB(14)
         10.20           -- Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems
                            Tyneside Limited(14)
         10.21           -- Supply Agreement, dated as of March 29, 2000, by and
                            between International Wire Group, Inc. and Wirekraft
                            Industries, Inc.(14)
         10.22           -- Termination and Release Agreement, dated as of March 29,
                            2000, by and among Viasystems Group, Inc., Viasystems,
                            Inc., Viasystems Technologies Corp., Viasystems Canada,
                            Inc. (f/k/a Circo Craft Co. Inc.), PCB Investments
                            Limited, Viasystems International, Inc., Viasystems Group
                            Limited (f/k/a PCB Acquisition Limited), Chips
                            Acquisition Limited, and Hicks, Muse & Co. Partners,
                            L.P.(13)
         21.1            -- Subsidiaries of Viasystems Group, Inc.(1)

---------------

 (1) Filed herewith.

 (2) Incorporated by reference to the Registration Statement of Viasystems, Inc. on Form S-1. (File No. 333-29727).

 (3) Incorporated by reference to Amendment No. 1 to the Registration Statement of Viasystems, Inc. on Form S-1.

 (4) Incorporated by reference to Amendment No. 2 to the Registration Statement of Viasystems, Inc. on Form S-1.

 (5) Incorporated by reference to Viasystems, Inc.'s 1997 Annual Report on Form 10-K.

 (6) Incorporated by reference to Viasystems, Inc.'s 1998 Annual Report on Form 10-K.

 (7) Incorporated by reference to the Form 8-K/A of Viasystems, Inc. filed on October 15, 1999.

 (8) Incorporated by reference to the Registration Statement of International Wire Group, Inc. on Form S-1 (File No. 333-93970).

 (9) Incorporated by reference to International Wire Group, Inc.'s 1995 Annual Report on Form 10-K.

(10) Incorporated by reference to Amendment No. 1 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(11) Incorporated by reference to Amendment No. 2 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(12) Incorporated by reference to Amendment No. 3 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(13) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on May 10, 2000.

(14) Incorporated by reference to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-46780).

     (b) Reports on Form 8-K

     Filed December 7, 2000, Reporting Item 5

     We announced the resignation of a Board member, Alex J. Mandl.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   VIASYSTEMS GROUP, INC.

                                            By    /s/ DAVID M. SINDELAR
                                             -----------------------------------
                                                      David M. Sindelar
                                                    Senior Vice President
                                                 and Chief Financial Officer

                                            By   /s/ JOSEPH S. CATANZARO
                                             -----------------------------------
                                                     Joseph S. Catanzaro
                                              Senior Vice President -- Finance
                                                and Chief Accounting Officer

Date: February 15, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                 /s/ JAMES N. MILLS                    Chairman of the Board of      February 15, 2001
-----------------------------------------------------    Directors and Chief
                   James N. Mills                        Executive Officer
                                                         (Principal Executive
                                                         Officer)

                /s/ DAVID M. SINDELAR                  Senior Vice President and     February 15, 2001
-----------------------------------------------------    Chief Financial Officer
                  David M. Sindelar                      (Principal Financial
                                                         Officer)

               /s/ JOSEPH S. CATANZARO                 Senior Vice President --      February 15, 2001
-----------------------------------------------------    Finance and Chief
                 Joseph S. Catanzaro                     Accounting Officer

                /s/ TIMOTHY L. CONLON                  President, Chief Operating    February 15, 2001
-----------------------------------------------------    Officer and Director
                  Timothy L. Conlon

                 /s/ THOMAS O. HICKS                   Director                      February 15, 2001
-----------------------------------------------------
                   Thomas O. Hicks

                  /s/ JACK D. FURST                    Director                      February 15, 2001
-----------------------------------------------------
                    Jack D. Furst

                /s/ RICHARD W. VIESER                  Director                      February 15, 2001
-----------------------------------------------------
                  Richard W. Vieser

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                /s/ KENNETH F. YONTZ                   Director                      February 15, 2001
-----------------------------------------------------
                  Kenneth F. Yontz

                /s/ THOMAS H. O'BRIEN                  Director                      February 15, 2001
-----------------------------------------------------
                  Thomas H. O'Brien

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Securities Purchase Agreement, dated as of October 1,
                            1996, among Viasystems Group, Inc. (formerly known as
                            Circo Craft Holding Company) and certain Purchasers (as
                            defined therein)(2)
          2.2            -- Acquisition Agreement, dated as of November 26, 1996,
                            among Lucent Technologies Inc., Viasystems Group, Inc.
                            (formerly known as Circo Technologies Group, Inc.) and
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.)(2)
          2.3            -- Agreement and Plan of Merger, dated as of April 11, 1997 by and among Viasystems Group, Inc., HMTF Acquisition,
                            L.P., HMTF U.K. Acquisition Company, Hicks, Muse, Tate &
                            Furst Equity Fund III and HM3 Coinvestors, L.P.(2)
          2.4            -- Agreement and Plan of Merger, dated as of June 5, 1997, by and between Viasystems Group, Inc. and Chips Holdings,
                            Inc.(2)
          2.5            -- Agreement and Plan of Merger, dated as of June 6, 1997, by and between Viasystems, Inc. and Chips Acquisition,
                            Inc.(2)
          2.6            -- Acquisition Agreement, dated as of January 29, 1998,
                            among Viasystems B.V. and Print Service Holding N.V.(5)
          2.7            -- Sale and Purchase Agreement, dated as of February 11,
                            1998, between Viasystems, S.r.l., as purchaser, European
                            Circuits SA and individuals named therein, as sellers(5)
          2.8            -- Share Purchase Agreement, dated August 1, 1999, among
                            Termbray Electronics (B.V.I.) Limited, Termbray
                            Industries International (Holdings) Limited, Viasystems,
                            Inc. and Viasystems Group, Inc.(7)
          2.9            -- Stock Purchase Agreement, dated March 23, 2000, by and
                            among International Wire Group, Inc., Wirekraft
                            Industries, Inc. and Viasystems International, Inc.(14)
          3.1            -- Amended and Restated Certificate of Incorporation of
                            Viasystems Group, Inc.(13)
          3.2            -- Amended and Restated Bylaws of Viasystems Group, Inc.(13)
          4.1            -- Credit Agreement, dated as of March 29, 2000, among
                            Viasystems Group, Inc., as Guarantor, Viasystems, Inc. as
                            U.S. Borrower, Viasystems Canada, Inc. and Print Service
                            Holding N.V., as Foreign Subsidiary Borrowers, The
                            Several Banks and other Financial Institutions parties
                            thereto, The Chase Manhattan Bank of Canada, as Canadian
                            Administrative Agent, Chase Manhattan Bank International
                            Limited, as Multicurrency Administrative Agent, and The
                            Chase Manhattan Bank, as Administrative Agent, Bank of
                            America, N.A. as Syndication Agent, Bankers Trust
                            Company, as Syndication Agent, and Chase Securities Inc.,
                            as Sole Book Manager and Sole Lead Arranger.(13)
          4.2            -- Indenture, dated as of June 6, 1997, by and between
                            Viasystems, Inc. and The Bank of New York, as Trustee(2)
          4.3            -- Form of New Note (included in Exhibit 4.2, Exhibit B)
          4.4            -- Indenture, dated as of February 17, 1998, by and between
                            Viasystems, Inc. and The Bank of New York, as Trustee(5)
          4.5            -- Form of Exchange Note (included in Exhibit 4.4, Exhibit
                            B)
         10.1            -- Supply Agreement dated as of November 26, 1996, by and
                            between Lucent Technologies Inc. and Circo Craft
                            Technologies, Inc. (confidential treatment was granted
                            with respect to certain portions of this exhibit)(4)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.2            -- Amended and Restated Viasystems Group, Inc. 1997 Stock
                            Option Plan(2)
         10.3            -- Form of Amended and Restated Stock Option Agreement dated as of March 30, 2000 between Viasystems Group, Inc. and
                            James N. Mills(12)
         10.4            -- Form of Amended and Restated Stock Option Agreement dated as of March 30, 2000 between Viasystems Group, Inc. and
                            David M. Sindelar(12)
         10.5            -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Richard W. Vieser(3)
         10.6            -- Viasystems Group, Inc. Stock Option Agreement, dated as of February 4, 1997, with Kenneth F. Yontz(3)
         10.7            -- Third Amended and Restated Monitoring and Oversight
                            Agreement, dated as of June 6, 1997, among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp., Circo Craft Co. Inc., Viasystems International,
                            Inc., PCB Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners,
                            L.P.(3)
         10.8            -- Third Amended and Restated Financial Advisory Agreement
                            dated as of June 6, 1997, among Viasystems Group, Inc.,
                            Viasystems, Inc., Viasystems Technologies Corp., Circo
                            Craft Co. Inc., Viasystems International, Inc., PCB
                            Acquisition Limited, PCB Investments PLC, Chips
                            Acquisition Limited and Hicks, Muse & Co. Partners,
                            L.P.(3)
         10.9            -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp. LLC and James N. Mills(10)
         10.10           -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc., Viasystems Technologies
                            Corp. LLC and David M. Sindelar(10)
         10.11           -- Agreement, dated as of December 30, 1996, between
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.) and the Communication Workers of
                            America(3)
         10.12           -- Environmental, Health and Safety Agreement, dated as of
                            November 26, 1996, between Lucent Technologies and
                            Viasystems, Inc. (formerly known as Circo Craft
                            Technologies, Inc.)(2)
         10.13           -- Amended and Restated Executive Employment Agreement,
                            dated as of February 16, 2000, by and among Viasystems
                            Group, Inc., Viasystems, Inc. and Viasystems Technologies
                            Corp. LLC and Timothy L. Conlon(10)
         10.14           -- Amended and Restated Stockholders Agreement, dated as of
                            June 6, 1997,among Viasystems Group, Inc. and certain
                            stockholders of Viasystems Group, Inc.(11)
         10.15           -- First Amendment to Amended and Restated Stockholders
                            Agreement, dated as of November 4, 1998, among Viasystems
                            Group, Inc. and certain stockholders of Viasystems Group,
                            Inc.(11)
         10.16           -- Parts Sourcing Contract, dated as of December 2, 1994,
                            among Wirekraft Industries, Inc. and General Electric
                            Company (Confidential treatment has been granted with
                            respect to certain portions of this exhibit.)(8)
         10.17           -- Agreement dated as of December 29, 1995 among Wirekraft
                            Industries, Inc. and General Electric Company
                            (Confidential treatment has been granted with respect to
                            certain portions of this exhibit.)(9)
         10.18           -- Viasystems Group, Inc. 1999 Key Management Incentive
                            Compensation Plan(11)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.19           -- Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems
                            Sweden AB(14)
         10.20           -- Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems
                            Tyneside Limited(14)
         10.21           -- Supply Agreement, dated as of March 29, 2000, by and
                            between International Wire Group, Inc. and Wirekraft
                            Industries, Inc.(14)
         10.22           -- Termination and Release Agreement, dated as of March 29,
                            2000, by and among Viasystems Group, Inc., Viasystems,
                            Inc., Viasystems Technologies Corp., Viasystems Canada,
                            Inc. (f/k/a Circo Craft Co. Inc.), PCB Investments
                            Limited, Viasystems International, Inc., Viasystems Group
                            Limited (f/k/a PCB Acquisition Limited), Chips
                            Acquisition Limited, and Hicks, Muse & Co. Partners,
                            L.P.(13)
         21.1            -- Subsidiaries of Viasystems Group, Inc.(1)

---------------

 (1) Filed herewith.

 (2) Incorporated by reference to the Registration Statement of Viasystems, Inc. on Form S-1. (File No. 333-29727).

 (3) Incorporated by reference to Amendment No. 1 to the Registration Statement of Viasystems, Inc. on Form S-1.

 (4) Incorporated by reference to Amendment No. 2 to the Registration Statement of Viasystems, Inc. on Form S-1.

 (5) Incorporated by reference to Viasystems, Inc.'s 1997 Annual Report on Form 10-K.

 (6) Incorporated by reference to Viasystems, Inc.'s 1998 Annual Report on Form 10-K.

 (7) Incorporated by reference to the Form 8-K/A of Viasystems, Inc. filed on October 15, 1999.

 (8) Incorporated by reference to the Registration Statement of International Wire Group, Inc. on Form S-1 (File No. 333-93970).

 (9) Incorporated by reference to International Wire Group, Inc.'s 1995 Annual Report on Form 10-K.

(10) Incorporated by reference to Amendment No. 1 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(11) Incorporated by reference to Amendment No. 2 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(12) Incorporated by reference to Amendment No. 3 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(13) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on May 10, 2000.

(14) Incorporated by reference to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-46780).