Form 10-Q
period 2001-03-31
VIASYSTEMS GROUP INC
filed 2001-05-03
CIK 1101169

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2001
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------    -----------------------

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

                                YES  [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                              Outstanding at
                    Class                       May 1, 2001
           ------------------------         ------------------
           Viasystems Group, Inc.
               Common Stock,
           par value $.01 per share         141,463,261 shares

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                              PAGE
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Viasystems Group, Inc. & Subsidiaries
      Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001.......................   2
      Condensed Consolidated Statements of Operations for the three months ended
          March 31, 2000 and 2001............................................................................   3
      Condensed Consolidated Statement of Stockholders' Equity for the three months
          ended March 31, 2001...............................................................................   4
      Condensed Consolidated Statements of Cash Flows for the three months ended
          March 31, 2000 and 2001............................................................................   5
      Notes to Condensed Consolidated Financial Statements...................................................   6

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition.............  12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........................................  15

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..................................................................  17

SIGNATURES...................................................................................................  18

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               December 31,     March 31,
                                                                   2000           2001
                                                               ------------   -----------
                                                                              (Unaudited)
ASSETS

Current assets:

     Cash and cash equivalents .............................   $    45,676    $    57,061
     Accounts receivable, net ..............................       320,561        284,374
     Inventories ...........................................       255,973        239,060
     Prepaid expenses and other ............................        70,922         60,757
                                                               -----------    -----------
        Total current assets ...............................       693,132        641,252
Property, plant and equipment, net .........................       452,621        458,536
Intangibles and other assets, net ..........................       465,531        456,978
                                                               -----------    -----------
        Total assets .......................................   $ 1,611,284    $ 1,556,766
                                                               ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term obligations ...........   $    23,882    $    20,108
     Accounts payable ......................................       293,696        240,558
     Accrued and other liabilities .........................       112,200        107,144
     Income taxes payable ..................................        22,759          2,417
                                                               -----------    -----------
        Total current liabilities ..........................       452,537        370,227
Long-term obligations, less current maturities .............     1,000,435      1,041,371
Other non-current liabilities ..............................        22,380         43,039
Preferred Stock:
     Series B preferred stock ..............................        46,101         47,410
Stockholders' equity:
     Common stock ..........................................         1,393          1,393
     Paid-in capital .......................................     1,555,269      1,553,960
     Notes due from affiliates .............................      (124,532)      (127,611)
     Accumulated deficit ...................................    (1,314,938)    (1,333,674)
     Treasury stock, at cost ...............................          (122)          (122)
     Accumulated other comprehensive loss ..................       (27,239)       (39,227)
                                                               -----------    -----------
        Total stockholders' equity .........................        89,831         54,719
                                                               -----------    -----------
        Total liabilities and stockholders' equity .........   $ 1,611,284    $ 1,556,766
                                                               ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                  ------------------------------
                                                                                       2000             2001
                                                                                  -------------    -------------
Net sales .....................................................................   $     384,584    $     389,191
Operating expenses:
     Cost of goods sold .......................................................         303,274          310,448
     Selling, general and administrative (including one-time, non-cash
        compensation charges of $104,351 in 2000) .............................         138,616           28,501
     Depreciation .............................................................          28,318           22,262
     Amortization .............................................................          12,349           11,467
     Restructuring charge .....................................................              --           12,007
                                                                                  -------------    -------------
Operating income (loss) .......................................................         (97,973)           4,506
Other expenses:
     Interest expense, net ....................................................          37,769           22,048
     Amortization of deferred financing costs .................................           1,793              836
     Other expense, net .......................................................             674              358
                                                                                  -------------    -------------
Loss before income tax benefit and extraordinary item .........................        (138,209)         (18,736)
Benefit for income taxes ......................................................          (7,500)              --
                                                                                  -------------    -------------
Loss before extraordinary item ................................................        (130,709)         (18,736)
Extraordinary item - loss on early extinguishment of debt, net of
     income tax benefit of $0 .................................................          31,196               --
                                                                                  -------------    -------------
        Net loss ..............................................................   $    (161,905)   $     (18,736)
                                                                                  =============    =============

Basic loss per weighted average common share:
     Before extraordinary item ................................................   $       (1.59)   $       (0.14)
     Extraordinary item .......................................................           (0.38)              --
                                                                                  -------------    -------------
        Net loss ..............................................................   $       (1.97)   $       (0.14)
                                                                                  =============    =============

Diluted loss per weighted average common share:
     Before extraordinary item ................................................   $       (1.59)   $       (0.14)
     Extraordinary item .......................................................           (0.38)              --
                                                                                  -------------    -------------
        Net loss ..............................................................   $       (1.97)   $       (0.14)
                                                                                  =============    =============


     See accompanying notes to condensed consolidated financial statements.

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                          Accumulated
                                                                     Notes Due                               Other
                                             Common     Paid-in        from      Accumulated   Treasury   Comprehensive
                                             Stock      Capital     Affiliates     Deficit      Stock     Income (Loss)    Total
                                            --------   ----------   -----------  -----------   --------    -----------   ---------
BALANCE AT DECEMBER 31, 2000 .............  $  1,393   $1,555,269   $  (124,532) $(1,314,938)  $   (122)   $   (27,239)  $  89,831
Comprehensive loss:
  Net loss ...............................        --           --            --      (18,736)        --             --     (18,736)
  Gain on derivative instruments
    designated and qualifying as foreign
    currency cash flow hedging
    instruments, net of taxes of $0 ......        --           --            --           --         --            988         988
  Foreign currency translation adjustments        --           --            --           --         --        (12,976)    (12,976)
                                                                                                                         ---------
Total comprehensive loss .................        --           --            --           --         --             --     (30,724)
                                                                                                                         ---------
Paid-in-kind notes for interest on notes
  due from affiliates ....................        --           --        (3,079)          --         --             --      (3,079)
Paid-in-kind dividends of 32,947 shares of
  Series B  preferred stock ..............        --       (1,309)           --           --         --             --      (1,309)
                                            --------   ----------   -----------  -----------   --------    -----------   ---------
BALANCE AT MARCH 31, 2001 ................  $  1,393   $1,553,960   $  (127,611) $(1,333,674)  $   (122)   $   (39,227)  $  54,719
                                            ========   ==========   ===========  ===========   ========    ===========   =========

     See accompanying notes to condensed consolidated financial statements.

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                      2000            2001
                                                                                   -----------    -----------
Cash flows from operating activities:
   Net loss ....................................................................   $  (161,905)   $   (18,736)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Non-cash compensation expense charges ....................................       104,351             --
      Extraordinary item - loss on early extinguishment of debt ................        31,196             --
      Depreciation and amortization ............................................        40,667         33,729
      Amortization of deferred financing costs .................................         1,793            836
      Joint venture income .....................................................            --           (544)
      Paid-in-kind notes for interest on notes due from affiliates .............            --         (3,079)
      Deferred taxes ...........................................................        (7,500)            --
      Change in assets and liabilities, net of acquisitions:
          Accounts receivable ..................................................       (43,356)        31,221
          Inventories ..........................................................        (4,508)        14,066
          Prepaid expenses and other ...........................................        (6,903)         4,700
          Accounts payable and accrued and other liabilities ...................        24,736        (51,351)
          Income taxes payable .................................................        (3,115)        (1,932)
                                                                                   -----------    -----------
               Net cash provided by (used in) operating activities .............       (24,544)         8,910
Cash flows from investing activities:
   Acquisitions, net of cash acquired ..........................................      (321,214)            --
   Capital expenditures ........................................................       (34,132)       (33,399)
                                                                                   -----------    -----------
               Net cash used in investing activities ...........................      (355,346)       (33,399)
Cash flows from financing activities:
   Equity proceeds .............................................................       864,774             --
   Cash distribution to stockholders of European PCB Group .....................       (16,213)            --
   Repayment of amounts due under credit facilities ............................      (346,262)            --
   Repayment of amounts due under the Chips Loan Notes .........................            --       (285,312)
   Net borrowings under the Credit Agreement term loans ........................       150,000        288,750
   Net borrowings (repayments) on revolvers ....................................      (179,301)        38,000
   Net repayments of other long-term obligations ...............................       (10,929)        (4,076)
   Financing fees and other ....................................................       (20,130)            --
                                                                                   -----------    -----------
               Net cash provided by financing activities .......................       441,939         37,362
Effect of exchange rate changes on cash and cash equivalents ...................          (493)        (1,488)
                                                                                   -----------    -----------
Net change in cash and cash equivalents ........................................        61,556         11,385
Cash and cash equivalents - beginning of the period ............................        22,839         45,676
                                                                                   -----------    -----------
Cash and cash equivalents - end of the period ..................................   $    84,395    $    57,061
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


1. BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. ("Group") and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Group, together with its subsidiaries, is herein referred to as the "Company." The results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K and other filings made with the Securities and Exchange Commission.

Transfer to Stockholders

     On March 29, 2000, Group effected a transfer to European PCB Group (Cayman Islands), Ltd., ("European PCB Group"), a company owned by certain of Group's pre-IPO stockholders, of all the capital stock of certain businesses in Europe. As a result, European PCB Group consists primarily of the operations formerly conducted by Forward Group Plc, Zincocelere S.p.A., Interconnection Systems (Holdings) Limited ("ISL") and the PCB production facility of Ericsson Telecom AB. In consideration for the transfer, European PCB Group delivered subordinated notes payable ("NewCo Notes") to the Company for $124,532 in the aggregate, which have been classified as a component of stockholders' equity. The NewCo Notes each have a 10-year term and bear interest at a rate of 9% per annum, payable in kind by the issuance of additional notes.

     In 2000, the Company accrued interest income on the NewCo Notes and established a full valuation allowance against the interest accrual. In 2001, the Company began to recognize the current interest income earned on the NewCo Notes as the affiliated companies have forecasted, based on current operations and projections, that there will be sufficient cash flows generated over the term of the NewCo Notes to ensure the ultimate collectibility of the NewCo Notes and current interest.

Reclassifications

     Certain amounts in the condensed consolidated financial statements for 2000 have been reclassified to conform to the current year presentation. These reclassifications have no effect on total stockholders' equity or net loss as previously reported.

2. DERIVATIVE FINANCIAL INSTRUMENTS

     On January 1, 2001, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, the "Statement"). This Statement requires all derivatives to be recognized in the statement of financial position at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive loss, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction.

     The Company uses derivative instruments, primarily foreign exchange forward contracts, to manage certain of its foreign exchange rate risks. The Company's objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. The Company's foreign currency exposures arise from transactions denominated in a currency other than an entity's functional currency, primarily anticipated sales of finished product and the settlement of payables.

     Generally, the Company applies hedge accounting as allowed by the Statement. At March 31, 2001, the Company only had derivatives which qualified as foreign currency cash flow hedges. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended to occur, and any previously deferred hedging gains or losses would be recorded to earnings immediately. Earnings impacts for all designated hedges are recorded in the condensed consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

     The Company had no transition adjustment as a result of adopting SFAS 133 on January 1, 2001 as the Company's derivative instruments were entered into during the first quarter 2001 or at year-end 2000. At March 31, 2001, the net deferred hedging gain in accumulated other comprehensive loss was approximately $988. This entire net deferred gain is expected to be recognized in earnings during the year ended December 31, 2001, at the time the underlying hedged transactions are realized. There was no hedge ineffectiveness during first quarter 2001.

3. RESTRUCTURING

     During the three months ended March 31, 2001, the Company implemented a restructuring plan primarily related to headcount reductions in its North American operations. From December 31, 2000 to March 31, 2001, the Company had total headcount reductions of approximately 2,800 (two thousand eight hundred) permanent employees, of which approximately 2,500 (two thousand five hundred) related to the restructuring plan. The headcount reductions, resulting from the restructuring plan, were made to management, staff and hourly positions and to unionized and non-unionized employees. During the three months ended March 31, 2001, a restructuring accrual was established by recording a $12,007 charge to continuing operations. This provision primarily related to employee severance costs. During the quarter, approximately $9,081 in payments were charged against the accrual, resulting in an approximate $2,926 accrual balance at March 31, 2001. The majority of the accrual remaining at March 31, 2001 will be paid during the second quarter of 2001, with the entire accrual being utilized within one year.

4. INVENTORIES


     The composition of inventories at March 31, 2001, is as follows:

         Raw materials................................................................         $      131,104
         Work in process..............................................................                 44,268
         Finished goods...............................................................                 63,688
                                                                                               --------------
            Total.....................................................................         $      239,060
                                                                                               ==============

5. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at March 31, 2001, is as follows:

     Credit Agreement:
         Term facilities...........................................................              $      438,250
         Revolvers.................................................................                      91,800
     Senior Subordinated Notes due 2007............................................                     400,000
     Series B Senior Subordinated Notes due 2007, including premium of $3,363......                     103,363
     Other debt....................................................................                      28,066
                                                                                                 --------------
                                                                                                      1,061,479
     Less: current maturities......................................................                      20,108
                                                                                                 --------------
                                                                                                 $    1,041,371
                                                                                                 ==============

     In connection with the initial public offering, Group, as guarantor, and certain subsidiaries, as borrowers, entered into a senior credit facility (the "Credit Agreement") dated March 29, 2000. The Credit Agreement provides for: (a) a $150,000 term loan facility (the "Tranche B Term Loan"), all of which was required to be drawn in a single draw at the closing of the Credit Agreement in March 2000; (b) a $175,000 revolving credit facility (the "Revolving Loan") of which $75,000 may be used for foreign currency loans in Euros, Pounds Sterling or Canadian Dollars; (c) up to $40,000 of the Revolving Loan may be used for letters of credit; and (d) a U.S. $303,100 letter of credit and term loan facility in respect of the obligations due under the loan notes made in connection with the acquisition of ISL (the "Chips Loan Notes"). The letter of credit and term loan facility consists of two tranches: (i) a $153,100 tranche (the "Tranche A Chips Loan") and (ii) a $150,000 tranche (the "Tranche B Chips Loan"). During the three months ended March 31, 2001, the holder of the Chips Loan Notes redeemed them. The Company paid this obligation plus the accrued quarterly interest owed by borrowing $150,000 on the Tranche B Chips Loan and $139,250 on the Tranche A Chips Loan. Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on substantially all of the material assets of the Company and its subsidiaries.

     At March 31, 2001, the Company had approximately $61,800 of available borrowing capacity under the Revolving Loan.

6. EXTRAORDINARY ITEM

     During the quarter ended March 31, 2000, the Company recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31,196, net of income tax benefit of $0, related to deferred financing fees incurred on debt retired before maturity with proceeds from Group's initial public offering.

7. NON-CASH COMPENSATION EXPENSE

     In connection with the initial public offering, Group amended the terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price of $9.00 per share and are immediately exercisable. As a result of these amendments, the Company recorded a one-time, non-cash compensation expense charge of approximately $33,635 during the three months ended March 31, 2000.

     Also in connection with the initial public offering, Group converted each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This conversion eliminated the variable terms of the class A common stock and class A series II common stock and resulted in a one-time, non-cash compensation expense charge of approximately $62,945 recorded during the three months ended March 31, 2000. This charge reflects the difference between the cost of the class A common stock and the class A series II common stock and the value of the common stock into which it was convertible at March 23, 2000.

     Additionally, in connection with the initial public offering, the Company terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of Hicks, Muse, Tate & Furst Incorporated ("HMTF") ("HM&Co."). As consideration for HM&Co.'s willingness to agree to such termination, Group granted to HMTF and partners of HMTF options to purchase an aggregate 2,134,000 shares of Group's common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time, non-cash compensation expense charge of approximately $7,771 recorded during the three months ended March 31, 2000.

8. BUSINESS SEGMENT INFORMATION

     The Company operates in one product business segment--a worldwide independent provider of electronics manufacturing services, which are sold throughout many diverse markets.

     The Company's operations are located worldwide and are analyzed by three geographical segments. Segment data includes intersegment revenues.

    Pertinent financial data by major geographic segments is as follows:

                                                                                                    Operating
NORTH AMERICA:                                                                      Net Sales     Income/(Loss)
                                                                                   -----------    ------------
   Three months ended March 31, 2000 ...........................................   $   207,497    $   (94,101)
   Three months ended March 31, 2001 ...........................................       216,965        (17,435)

EUROPE:
   Three months ended March 31, 2000 ...........................................   $   129,759    $    (9,297)
   Three months ended March 31, 2001 ...........................................       101,761         11,556

ASIA:
   Three months ended March 31, 2000 ...........................................   $    51,531    $     5,425
   Three months ended March 31, 2001 ...........................................        73,964         10,385

ELIMINATIONS:
   Three months ended March 31, 2000 ...........................................   $    (4,203)   $        --
   Three months ended March 31, 2001 ...........................................        (3,499)            --

TOTAL:
   Three months ended March 31, 2000 ...........................................   $   384,584    $   (97,973)
   Three months ended March 31, 2001 ...........................................       389,191          4,506

9. EARNINGS PER SHARE

     Basic earnings per common share amounts are computed using the weighted average number of common shares outstanding during the period. Basic earnings per weighted average common share are computed as follows:

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                         --------------------------------
                                                                              2000              2001
                                                                         --------------    --------------
Loss before extraordinary item .......................................   $     (130,709)   $      (18,736)
Plus paid-in-kind dividends and accretion on preferred stock .........           (1,148)           (1,309)
                                                                         --------------    --------------
Loss before extraordinary item .......................................   $     (131,857)   $      (20,045)
                                                                         ==============    ==============

Basic weighted average common shares outstanding .....................       82,768,940       139,845,493
                                                                         ==============    ==============
Basic loss per weighted average common share before
    extraordinary item ...............................................   $        (1.59)   $        (0.14)
                                                                         --------------    ==============
Basic net loss per weighted average common share .....................   $        (1.97)   $        (0.14)
                                                                         ==============    ==============

     Diluted earnings per weighted average common share are computed as follows:


                                                                                 Three Months Ended
                                                                                    March 31,
                                                                         ------------------------------
                                                                             2000              2001
                                                                         -------------    -------------
Loss before extraordinary item .......................................   $    (130,709)   $     (18,736)
Plus paid-in-kind dividends and accretion on preferred stock .........          (1,148)          (1,309)
                                                                         -------------    -------------
Loss before extraordinary item .......................................   $    (131,857)   $     (20,045)
                                                                         =============    =============

Basic weighted average common shares outstanding .....................      82,768,940      139,845,493
Diluted effect of common shares issued in Top Line acquisition .......              --        1,081,901
                                                                         -------------    -------------
Diluted weighted average common shares outstanding ...................      82,768,940      140,927,394
                                                                         =============    =============
Diluted loss per weighted average common share before
   extraordinary item ................................................   $       (1.59)   $       (0.14)
                                                                         -------------    =============
Diluted net loss per weighted average common share ...................   $       (1.97)   $       (0.14)
                                                                         =============    =============

     As a result of losses incurred for the three months ended March 31, 2000 and 2001, the following potentially dilutive securities were not included in diluted earnings per share because their inclusion would be anti-dilutive:

                                                                                Three Months Ended
                                                                                    March 31,
                                                                         ------------------------------
                                                                              2000             2001
                                                                         -------------    -------------
Stock options.........................................................       4,828,662          704,314
Stock warrants........................................................         136,645               --

10. SUBSEQUENT EVENTS

     On April 24, 2001, the Company announced its intention to close the Richmond, Virginia, and San German, Puerto Rico, PCB fabrication plants. The Company anticipates that a restructuring charge of between $25,000 and $30,000 will be recorded during the second quarter to reflect cash costs associated with plant closings and workforce reductions. In addition, the Company anticipates that there will be between $75,000 and $100,000 of non-cash charges related to inventory, fixed asset and intangible write-downs.

     Subsequent to March 31, 2001, the Company executed a first amendment to the Credit Agreement (the "Amended Credit Agreement"). Among other provisions, the Amended Credit Agreement increases the interest margin charged on borrowed funds and amends financial condition covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q.

     We have made forward-looking statements in this Form 10-Q that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates," or other similar expressions.

    Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this Form 10-Q.

     You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, unexpected decreases in demand or increases in our inventory levels, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our relationship with unionized employees, risks associated with our acquisition strategy, our substantial indebtedness, control by our largest stockholders and other factors.

GENERAL

     We are a leading worldwide independent provider of electronics manufacturing services, or EMS, to original equipment manufacturers. We serve primarily the telecommunications and networking industries, which we believe to be the fastest-growing customer segments of the EMS market. We offer a wide range of products and services to original equipment manufacturers of electronic products. Our products and services consist of the following:

     o the design and fabrication of printed circuit boards, in particular highly complex multi-layered printed circuit boards;

     o    the manufacture of complex printed circuit board assemblies;

     o    the manufacture of custom-designed backpanel assemblies;

     o the design and manufacture of wire harnesses and custom cable assemblies;

     o    the design and manufacture of custom enclosures;

     o the design and manufacture of power supply systems for telecommunications systems;

     o the design and manufacture of thermal management systems used in custom enclosures;

     o    the procurement and management of materials; and

     o the assembly and testing of our customers' complete systems and products.

RECENT EVENTS

     On April 24, 2001, we announced our intention to close the Richmond, Virginia, and San German, Puerto Rico, PCB fabrication plants. We anticipate that a restructuring charge of between $25 and $30 million will be recorded during the second quarter to reflect cash costs associated with plant closings and workforce reductions. In addition, we expect that there will be between $75 and $100 million of non-cash charges related to inventory, fixed asset and intangible write-downs.

     Subsequent to March 31, 2001, we executed a first amendment to our credit agreement. Among other provisions, the amended credit agreement increases the interest margin charged on borrowed funds and amends financial condition covenants.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2001, Compared to Three Months Ended March 31, 2000

     Net sales for the three months ended March 31, 2001, were $389.2 million, representing a $4.6 million, or 1.2% increase from the same period in 2000. The increase was primarily a result of volume growth in Asia and acquisitions completed in 2000. These increases were partially offset by a reduction in sales as a result of the distribution of the operations formerly conducted by Forward, ISL, Zincocelere and Viasystems Sweden in March 2000 and weakness in overall demand.

     Cost of goods sold for the three months ended March 31, 2001, was $310.4 million, or 79.8% of sales compared to $303.3 million, or 78.9% of sales for the three months ended March 31, 2000. Cost of goods sold as a percent of net sales increased as a result of a higher percentage of EMS sales in 2001, which generally have lower margins than printed circuit board sales, and lower absorption of our fixed overhead cost in our North America printed circuit board facilities.

     Selling, general and administrative expenses for the three months ended March 31, 2001, of $28.5 million decreased by $5.8 million versus the comparable period in 2000 (excluding one-time, non-cash charges of $104.4 million in 2000, as described below). These costs decreased primarily due to cost reduction activities and a reduction in expenses as a result of the distribution of the operations formerly conducted by Forward, ISL, Zincocelere and Viasystems Sweden in March 2000, partially offset by increases in general and administrative expenses related to the acquisitions completed in 2000.

     In connection with our initial public offering in March 2000, we amended the terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price of $9.00 per share and are immediately exercisable. As a result of these amendments, we recorded a one-time, non-cash compensation expense charge of approximately $33.6 million during the three months ended March 31, 2000.

     Also in connection with our initial public offering in March 2000, we converted each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This conversion eliminated the variable terms of the class A common stock and class A series II common stock and resulted in a one-time, non-cash compensation expense charge of approximately $63.0 million recorded during the three months ended

March 31, 2000. This charge reflects the difference between the cost of the class A common stock and the class A series II common stock and the value of the common stock into which it was convertible at March 23, 2000.

     Additionally, in connection with our initial public offering in March 2000, we terminated the monitoring and oversight agreement and financial advisory agreement with an affiliate of HMTF. As consideration for the affiliate's willingness to agree to such termination, we granted to HMTF and partners of HMTF options to purchase an aggregate 2,134,000 shares of our common stock at an exercise price equal to $21.00 per share. The option grant resulted in a net one-time, non-cash compensation expense charge of approximately $7.8 million recorded during the three months ended March 31, 2000.

     During the quarter ended March 31, 2001, we recorded a $12.0 million restructuring charge, primarily related to employee severance costs. Management restructured the business in response to slowing demand, primarily from certain customers in the telecom and networking markets. The restructuring plan was primarily implemented to reduce the cost structure of certain production facilities serving the North American market. We expect these changes to have a timely impact on cost of goods sold without hampering our ability to respond to demand from our strategic customers when market conditions improve. The restructuring plan encompasses management, staff or hourly employees primarily at our operations in Richmond, Virginia and San German, Puerto Rico. The plan also includes employees at our sites in Kirkland, Quebec; Pointe-Claire, Quebec; Granby, Quebec; Milwaukee, Wisconsin; San Jose, California; Orange County, California; Portland, Oregon; Juarez, Mexico; Chihuahua, Mexico; Boldon, England and Ballynahinch, Northern Ireland. During the first quarter of 2001, approximately $9.1 of severance payments and other employee-related costs were made and the majority of the remaining $2.9 million restructuring accrual will be paid during the second quarter of 2001. All payments related to the restructuring charge are expected to be made by March 31, 2002. We did not revise this restructuring plan or estimates of its associated costs; however, in April 2001, a second restructuring plan was announced (see Recent Events within Management's Discussion and Analysis of Results of Operations and Financial Condition).

     Depreciation and amortization decreased $7 million, from $40.7 million for the quarter ended March 31, 2000, to $33.7 million for the same period of 2001, primarily due to a reduction in expenses as a result of the distribution of the operations formerly conducted by Forward, ISL, Zincocelere and Viasystems Sweden in March 2000, partially offset by the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions completed in 2000.

     Other expense decreased $17.0 million, from $40.2 million for the quarter ended March 31, 2000, to $23.2 million for the same period of 2001, primarily due to reduced interest expense and amortization of deferred financing costs related to the recapitalization in connection with our initial public offering completed in March 2000.

     During the quarter ended March 31, 2000, we recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31.2 million, net of $0 income tax benefit, related to deferred financing fees incurred on debt under the old credit agreement, which was retired before maturity with proceeds from our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements will be for debt service requirements, working capital needs, cash expenditures associated with the planned restructurings and capital expenditures. In addition, the potential for acquisitions of other businesses by us in the future likely may require additional debt and/or equity financing.

     Net cash provided by operating activities was $8.9 million for the three months ended March 31, 2001, compared to net cash used in operating activities of $24.5 million for the same period in 2000. The increase in net cash provided by operating activities relates primarily to timing of receipts from certain customers, inventory management and payments to vendors.

     Net cash used in investing activities was $33.4 million for the three months ended March 31, 2001, compared to $355.3 million for the three months ended March 31, 2000. The net cash used in investing activities for the first three months of 2001 was entirely related to capital expenditures. In the first three months of 2000, net cash used in investing activities included $321.2 million related to the Wire Harness and the NC&S acquisitions with the remainder related to capital expenditures.

     On January 2, 2001, the holder of an aggregate of $285.3 million in promissory notes (the "Chips Loan Notes") redeemed all the Chips Loan Notes. Viasystems paid this obligation plus the accrued quarterly interest owed by drawing on a $150 million letter of credit and borrowing $139.3 million on the Tranche A Chips Loan available under our credit facility.

     At March 31, 2001, we had approximately $61.8 million of available borrowing capacity under the revolving loan facility of our credit agreement.

     Subsequent to March 31, 2001, we executed a first amendment to the credit agreement. Among other provisions, the amended credit agreement increases the interest margin charged on borrowed funds and amends financial condition covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     At March 31, 2001, approximately $544.7 million of the Company's debt, primarily borrowings outstanding under the Credit Agreement, bears interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the three months ended March 31, 2001, would have increased by approximately $2.8 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3.1 Amended and Restated Certificate of Incorporation of Viasystems Group, Inc. (incorporated by reference to exhibit
                    3.1 to the Form 10-Q of the Company filed on May 10, 2000).

               3.2 Amended and Restated Bylaws of Viasystems Group, Inc. (incorporated by reference to exhibit 3.2 to the Form 10-Q of the Company filed on May 10, 2000).

               4.6 First Amendment, dated April 23, 2001, to the Credit Agreement, as of March 29, 2000, among Viasystems Group, Inc., as Guarantor, Viasystems, Inc., as U.S. Borrower, Viasystems Canada, Inc. and Print Service Holding N.V., as Foreign Subsidiary Borrowers, The Several Banks and other Financial Institutions parties thereto, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, Chase Manhattan Bank International Limited, as Multicurrency Administrative Agent, and The Chase Manhattan Bank, as Administrative Agent, Bank of America, N.A. as Syndication Agent, Bankers Trust Company, as Syndication Agent, and Chase Securities Inc., as Sole Book Manager and Sole Lead Arranger.*

          (b) Reports on Form 8-K Filed March 30, 2001, Reporting Item 5. We announced the appointment of a new Board member, the Rt. Honorable Brian Mulroney.



----------

* Filed Herewith.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      VIASYSTEMS GROUP, INC.

Dated:  May 3, 2001                   By:
                                                 /s/ David M. Sindelar
                                             ----------------------------------
                                      Name:  David M. Sindelar
                                      Title: Senior Vice President and
                                             Chief Financial Officer


                                      By:
                                                 /s/ Joseph S. Catanzaro
                                             ----------------------------------
                                      Name:  Joseph S. Catanzaro
                                      Title: Senior Vice President - Finance and
                                             Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  3.1          Amended and Restated Certificate of Incorporation of Viasystems
               Group, Inc. (incorporated by reference to exhibit 3.1 to the Form
               10-Q of the Company filed on May 10, 2000).

  3.2          Amended and Restated Bylaws of Viasystems Group, Inc.
               (incorporated by reference to exhibit 3.2 to the Form 10-Q of the Company filed on May 10, 2000).

  4.6 First Amendment, dated April 23, 2001, to the Credit Agreement, dated as of March 29, 2000, among Viasystems Group, Inc., as
               Guarantor, Viasystems, Inc., as U.S. Borrower, Viasystems Canada,
               Inc. and Print Service Holding N.V., as Foreign Subsidiary
               Borrowers, The Several Banks and other Financial Institutions parties thereto, The Chase Manhattan Bank of Canada, as Canadian
               Administrative Agent, Chase Manhattan Bank International Limited, as Multicurrency Administrative Agent, and The Chase Manhattan
               Bank, as Administrative Agent, Bank of America, N.A. as
               Syndication Agent, Bankers Trust Company, as Syndication Agent, and Chase Securities Inc., as Sole Book Manager and Sole Lead
               Arranger.*

----------

* Filed Herewith.