Form 10-Q
period 2001-06-30
VIASYSTEMS GROUP INC
filed 2001-07-30
CIK 1101169

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2001
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                         Outstanding at
               Class                      July 27, 2001
      --------------------------       ------------------
      Viasystems Group, Inc.
          Common Stock,
      par value $.01 per share           141,463,261 shares

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                     PAGE
                                                                                                                     ----

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Viasystems Group, Inc. & Subsidiaries
      Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001...............................   2
      Condensed Consolidated Statements of Operations for the three and six months ended
          June 30, 2000 and 2001....................................................................................   3
      Condensed Consolidated Statements of Cash Flows for the six months ended
          June 30, 2000 and 2001....................................................................................   4
      Notes to Condensed Consolidated Financial Statements..........................................................   5

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition....................  12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...............................................  17

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.........................................................................  18

SIGNATURES..........................................................................................................  19

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   December 31,          June 30,
                                                                       2000                2001
                                                                  -------------       -------------
                                                                                       (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents.................................   $      45,676       $      20,896
     Accounts receivable, net..................................         320,561             286,184
     Inventories...............................................         255,973             167,382
     Prepaid expenses and other................................          70,922              51,612
                                                                  -------------       -------------
        Total current assets...................................         693,132             526,074
Property, plant and equipment, net.............................         452,621             381,901
Intangibles and other assets, net..............................         465,531             449,518
                                                                  -------------       -------------
        Total assets...........................................       1,611,284       $   1,357,493
                                                                  =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term obligations...............   $      23,882       $       9,223
     Accounts payable..........................................         293,696             219,881
     Accrued and other liabilities.............................         112,200              86,487
     Income taxes payable......................................          22,759               3,727
                                                                  -------------       -------------
        Total current liabilities..............................         452,537             319,318
Long-term obligations, less current maturities.................       1,000,435           1,075,535
Other non-current liabilities..................................          22,380              43,607
Preferred Stock:
     Series B preferred stock..................................          46,101              48,764
Stockholders' equity (deficit):
     Common stock..............................................           1,393               1,415
     Paid-in capital...........................................       1,555,269           1,554,342
     Notes due from affiliates.................................        (124,532)           (127,611)
     Accumulated deficit.......................................      (1,314,938)         (1,518,215)
     Treasury stock, at cost...................................            (122)               (122)
     Accumulated other comprehensive loss......................         (27,239)            (39,540)
                                                                  -------------       -------------
        Total stockholders' equity (deficit)...................          89,831            (129,731)
                                                                  -------------       -------------
        Total liabilities and stockholders' equity (deficit)...   $   1,611,284       $   1,357,493
                                                                  =============       =============


     See accompanying notes to condensed consolidated financial statements.

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         Three Months Ended            Six Months Ended
                                                                               June 30,                     June 30,
                                                                       ------------------------    ------------------------
                                                                          2000          2001          2000          2001
                                                                       ----------    ----------    ----------    ----------

Net sales............................................................. $  358,285    $  309,149    $  742,869    $  698,340
Operating expenses:
     Cost of goods sold...............................................    269,425       305,716       572,699       616,164
     Selling, general and administrative (including one-time,
        non-cash compensation charges of $104,351 in March 2000)......     27,855        23,298       166,471        51,799
     Depreciation.....................................................     23,460        21,915        51,778        44,177
     Amortization.....................................................     11,946        11,726        24,295        23,193
     Restructuring and impairment charges.............................         --       105,524            --       117,531
                                                                       ----------    ----------    ----------    ----------
Operating income (loss)...............................................     25,599      (159,030)      (72,374)     (154,524)
Other expenses:
     Interest expense, net............................................     21,494        23,949        59,263        45,997
     Amortization of deferred financing costs.........................        856           949         2,649         1,785
     Other expense, net...............................................        (27)          613           647           971
                                                                       ----------    ----------    ----------    ----------
Income (loss) before income tax benefit and extraordinary item........      3,276      (184,541)     (134,933)     (203,277)
Expense (benefit) for income taxes....................................        492            --        (7,008)           --
                                                                       ----------    ----------    ----------    ----------
Income (loss) before extraordinary item...............................      2,784      (184,541)     (127,925)     (203,277)
     Extraordinary item - loss on early extinguishment of debt,
        net of income tax benefit of $0...............................         --            --        31,196            --
                                                                       ----------    ----------    ----------    ----------
        Net income (loss)............................................. $    2,784    $ (184,541)   $ (159,121)   $ (203,277)
                                                                       ==========    ==========    ==========    ==========

Basic loss per weighted average common share:
     Before extraordinary item........................................ $      .01    $    (1.32)   $    (1.21)   $    (1.47)
     Extraordinary item...............................................         --            --         (0.29)           --
                                                                       ----------    ----------    ----------    ----------
        Net income (loss)............................................. $      .01    $    (1.32)   $    (1.50)   $    (1.47)
                                                                       ==========    ==========    ==========    ==========

Diluted loss per weighted average common share:
     Before extraordinary item........................................ $      .01    $    (1.32)   $    (1.21)   $    (1.47)
     Extraordinary item...............................................         --            --         (0.29)           --
                                                                       ----------    ----------    ----------    ----------
        Net income (loss)............................................. $      .01    $    (1.32)   $    (1.50)   $    (1.47)
                                                                       ==========    ==========    ==========    ==========


     See accompanying notes to condensed consolidated financial statements.

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                 -------------------------------
                                                                                     2000               2001
                                                                                 ------------       ------------
Cash flows from operating activities:
   Net loss ...............................................................      $   (159,121)      $   (203,277)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
      Non-cash compensation expense charges ...............................           104,351                 --
      Extraordinary item - loss on early extinguishment of debt ...........            31,196                 --
      Depreciation and amortization .......................................            76,073             67,370
      Impairment of assets held for disposal ..............................                --             75,043
      Write-off of inventory ..............................................                --             49,290
      Amortization of deferred financing costs ............................             2,649              1,786
      Joint venture income ................................................              (543)              (187)
      Paid-in-kind notes for interest on notes due from affiliates ........                --             (3,079)
      Deferred taxes ......................................................            (7,008)                --
      Change in assets and liabilities, net of acquisitions:
          Accounts receivable .............................................           (84,325)            26,502
          Inventories .....................................................           (17,339)            44,407
          Prepaid expenses and other ......................................            (8,709)            16,063
          Accounts payable and accrued and other liabilities ..............             2,765            (93,710)
          Income taxes payable ............................................            (5,471)            (1,352)
                                                                                 ------------       ------------
               Net cash used in operating activities ......................           (65,482)           (21,144)
   Cash flows from investing activities:
      Acquisitions, net of cash acquired ..................................          (317,192)           (10,564)
      Capital expenditures ................................................           (62,621)           (50,510)
                                                                                 ------------       ------------
               Net cash used in investing activities ......................          (379,813)           (61,074)
   Cash flows from financing activities:
      Equity proceeds .....................................................           864,834                 --
      Cash distribution to stockholders of European PCB Group .............           (16,213)                --
      Repayment of amounts due under credit facilities ....................          (346,262)                --
      Repayment of amounts due under the Chips Loan Notes .................                --           (285,312)
      Net borrowings under the Credit Agreement term loans ................           150,000            288,750
      Net borrowings (repayments) on revolvers ............................          (179,301)            72,600
      Net repayments of other long-term obligations .......................            (9,548)           (15,325)
      Financing fees and other ............................................           (19,644)            (2,062)
                                                                                 ------------       ------------
               Net cash provided by financing activities ..................           443,866             58,651
Effect of exchange rate changes on cash and cash equivalents ..............             1,035             (1,213)
                                                                                 ------------       ------------
Net change in cash and cash equivalents ...................................              (394)           (24,780)
Cash and cash equivalents - beginning of the period .......................            22,839             45,676
                                                                                 ------------       ------------
Cash and cash equivalents - end of the period .............................      $     22,445       $     20,896
                                                                                 ============       ============

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

1. BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. ("Group") and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Group, together with its subsidiaries, is herein referred to as the "Company." The results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K and other filings made with the Securities and Exchange Commission.

Transfer to Stockholders

     On March 29, 2000, Group effected a transfer to European PCB Group (Cayman Islands), Ltd., ("European PCB Group"), a company owned by certain of Group's pre-IPO stockholders, of all the capital stock of certain businesses in Europe. As a result, European PCB Group consists primarily of the operations formerly conducted by Forward Group Plc, Zincocelere S.p.A., Interconnection Systems (Holdings) Limited ("ISL") and the PCB production facility of Ericsson Telecom AB. In consideration for the transfer, European PCB Group delivered subordinated notes payable ("Notes due From Affiliates") to the Company for $124,532 in the aggregate, which have been classified as a component of stockholders' equity. The Notes due From Affiliates each have a 10-year term and bear interest at a rate of 9% per annum, payable in kind by the issuance of additional notes.

     The stockholders of European PCB Group have made a decision to actively market and sell certain businesses that it holds. It is expected that the European PCB Group will complete these transactions by the end of the third fiscal quarter. In the event that any of these businesses are sold, the Company will assess the effect, if any, that the transactions will have upon the collection of the Notes due From Affiliates and certain obligations of the European PCB Group guaranteed by the Company.

Reclassifications

     Certain amounts in the condensed consolidated financial statements for 2000 have been reclassified to conform to the current year presentation. These reclassifications have no effect on total stockholders' equity (deficit) or net income (loss) as previously reported.

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

     Generally, the Company applies hedge accounting as allowed by the Statement. At June 30, 2001, the Company only had derivatives which qualified as foreign currency cash flow hedges. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended to occur, and any previously deferred hedging gains or losses would be recorded to earnings immediately. Earnings impacts for all designated hedges are recorded in the condensed consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

     The Company had no transition adjustment as a result of adopting SFAS 133 on January 1, 2001 as the Company's derivative instruments were entered into during the first quarter 2001 or at year-end 2000. At June 30, 2001, the net deferred hedging gain in accumulated other comprehensive loss was approximately $2,301. This entire net deferred gain is expected to be recognized in earnings during the year ended December 31, 2001, at the time the underlying hedged transactions are realized. There was no hedge ineffectiveness during the first or second quarter of 2001.

3. RESTRUCTURING

     During the three months ended June 30, 2001, total restructuring and impairment costs of $105,524 were charged against earnings. The restructuring charge totaled $30,481 and included personnel and severance costs of $20,238, lease and other contractual commitments of $7,864, and other exit costs of $2,379. The impairment charge totaled $75,043 of which, approximately $30,700 related to impairment on facilities held for disposal and approximately $44,343 related to impairment on equipment held for disposal.

     The current quarter restructuring and impairment charge was taken in connection with the Company's plan to restructure its operations in light of the continued economic downturn related to its key telecommunication and networking customers. The measures, which included the closure of the Richmond, Virginia and San German, Puerto Rico PCB fabrication plants, as well as workforce reductions at certain other North American and European facilities, were implemented to align its capacity and infrastructure with customer demand without hampering its ability to respond to demand when market conditions improve.

     The personnel and severance costs related to the elimination of approximately 1,600 (one thousand six hundred) positions, primarily in North America. The employment reduction primarily affected staff and hourly employees both unionized and non-unionized. Facilities and equipment subject to restructuring and impairment were primarily related to the two closed PCB facilities in North America. For leased facilities and equipment abandoned, the charge represents future lease payments subsequent to the abandonment. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less cost to sell with fair value based on third party appraisals of existing market prices for similar assets.

     During the three months ended March 31, 2001, the Company implemented a restructuring plan primarily related to headcount reductions in its North American operations. From December 31, 2000, to March 31, 2001, the Company had total headcount reductions of approximately 2,800 (two thousand eight hundred) permanent employees, of which approximately 2,500 (two thousand five hundred) related to the restructuring plan. The headcount reductions, resulting from the restructuring plan, were made to management, staff and hourly positions and to unionized and non-unionized employees. During the three months ended March 31, 2001, a restructuring accrual was established by recording a $12,007 charge to continuing operations. This provision primarily related to personnel and severance costs.

     Below is a table summarizing restructuring activity for the six months ended June 30, 2001:

                                                          LEASE AND OTHER
                                     PERSONNEL AND          CONTRACTUAL          OTHER EXIT
                                    SEVERANCE COSTS         COMMITMENTS             COSTS                  TOTAL
                                    ---------------       ---------------       ---------------       ---------------

Balance at December 31, 2000        $            --       $            --       $            --       $            --
First Quarter 2001 Provisions                11,755                    78                   174                12,007
Payments                                     (9,054)                  (12)                  (15)               (9,081)
                                    ---------------       ---------------       ---------------       ---------------
Balance at March 31, 2001                     2,701                    66                   159                 2,926
Second Quarter 2001 Provisions               20,238                 7,864                 2,379                30,481
Payments                                    (14,065)               (1,347)               (2,033)              (17,445)
                                    ---------------       ---------------       ---------------       ---------------
Balance at June 30, 2001            $         8,874       $         6,583       $           505       $        15,962
                                    ===============       ===============       ===============       ===============

     Also in connection with the restructuring plan, the Company wrote-off inventory resulting in a $49,290 charge to cost of goods sold during the three months ended June 30, 2001.

     The restructuring and impairment charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the plan is executed.

     The Company is currently reviewing its European operations and expects workforce reductions. The Company anticipates that a restructuring charge of between $10,000 and $20,000 will be recorded in the third quarter to reflect cash costs associated with the restructuring of its European operations. In addition, the Company anticipates that there will be between $5,000 and $10,000 of non-cash charges related to inventory, fixed asset and intangible write-downs associated with these European operations.

4. INVENTORIES

     The composition of inventories at June 30, 2001, is as follows:

         Raw materials................................................................         $       87,713
         Work in process..............................................................                 43,555
         Finished goods...............................................................                 36,114
                                                                                               --------------
            Total.....................................................................         $      167,382
                                                                                               ==============

5. LONG-TERM OBLIGATIONS

     The composition of long-term obligations at June 30, 2001, is as follows:

     Credit Agreement:
         Term facilities...........................................................              $      438,250
         Revolvers.................................................................                     126,400
     Senior Subordinated Notes due 2007............................................                     400,000
     Series B Senior Subordinated Notes due 2007, including
       premium of $3,258...........................................................                     103,258
     Other debt and capital leases.................................................                      16,850
                                                                                                 --------------
                                                                                                      1,084,758
     Less: current maturities......................................................                       9,223
                                                                                                 --------------
                                                                                                 $    1,075,535
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

     On April 23, 2001, the Company executed a first amendment to the Credit Agreement. Among other provisions, the amendment increases the interest margin charged on borrowed funds and amends financial condition covenants.

     On June 28, 2001, the Company executed a second amendment to the Credit Agreement. Among other provisions, the amendment amends certain financial condition convenants, reduces available borrowing capacity under the Revolving Loan to $150,000 until such time as the Company delivers a compliance certificate with respect to its financial statements for the fiscal quarter ended June 30, 2003, and permits the issuance of the Senior Unsecured Notes. The second amendment to the Credit Agreement became effective on July 19, 2001, in connection with the issuance of the Senior Unsecured Notes (See Note 11).

     At June 30, 2001, the Company had approximately $11,477 of available borrowing capacity under the Revolving Loan.

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

8. COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

                                                                 Three Months Ended                Six Months Ended
                                                                      June 30,                         June 30,
                                                           -----------------------------     -----------------------------
                                                               2000            2001              2000             2001
                                                           ------------     ------------     ------------     ------------
Net income (loss)                                          $      2,784     $   (184,541)    $   (159,121)    $   (203,277)
Gain on derivatives instruments designated and
   qualifying as foreign currency cash flow hedging
   instruments ........................................              --            1,313               --            2,301
Foreign currency translation adjustments ..............          (6,125)          (1,626)             772          (14,602)
                                                           ------------     ------------     ------------     ------------
   Comprehensive Loss .................................    $     (3,341)    $   (184,854)    $   (158,349)    $   (215,578)
                                                           ============     ============     ============     ============


9. BUSINESS SEGMENT INFORMATION

     The Company operates in one product business segment--a worldwide vertically integrated independent provider of electronics manufacturing services, which are sold throughout many diverse markets.

     The Company's operations are located worldwide and are analyzed by three geographical segments. Segment data includes intersegment revenues.

    Pertinent financial data by major geographic segments is as follows:

                                                 Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                            -----------------------------     -----------------------------
                                                2000             2001             2000             2001
                                            ------------     ------------     ------------     ------------
NET SALES:
     North America .....................    $    228,097     $    163,904     $    435,594     $    380,869
     Europe ............................          73,629           72,131          203,388          173,892
     Asia ..............................          62,129           78,422          113,660          152,386
     Eliminations ......................          (5,570)          (5,308)          (9,773)          (8,807)
                                            ------------     ------------     ------------     ------------
        Total ..........................    $    358,285     $    309,149     $    742,869     $    698,340
                                            ============     ============     ============     ============

OPERATING INCOME (LOSS):
     North America .....................    $     14,662     $   (160,535)    $    (79,439)    $   (177,970)
     Europe ............................           3,078              106           (6,219)          11,662
     Asia ..............................           7,859            1,399           13,284           11,784
     Eliminations ......................              --               --               --               --
                                            ------------     ------------     ------------     ------------
        Total ..........................    $     25,599     $   (159,030)    $    (72,374)    $   (154,524)
                                            ============     ============     ============     ============

10. EARNINGS PER SHARE

     Basic earnings per common share amounts are computed using the weighted average number of common shares outstanding during the period. Basic earnings per weighted average common share are computed as follows:

                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,
                                                                  ------------------------------    ------------------------------
                                                                      2000             2001                 2000             2001
                                                                  -------------    -------------    -------------    -------------

Income (loss) before extraordinary item .......................   $       2,784    $    (184,541)   $    (127,925)   $    (203,277)
Plus paid-in-kind dividends and accretion on preferred stock ..          (1,187)          (1,354)          (2,335)          (2,663)
                                                                  -------------    -------------    -------------    -------------
Income (loss) available to common shareholders before
   extraordinary item .........................................   $       1,597    $    (185,895)   $    (130,260)   $    (205,940)
                                                                  =============    =============    =============    =============

Basic weighted average common shares outstanding ..............     132,530,467      141,199,929      107,649,703      140,243,824
                                                                  =============    =============    =============    =============
Basic income (loss) per weighted average common share
   before extraordinary item ..................................   $         .01    $       (1.32)   $       (1.21)   $       (1.47)
                                                                  -------------    =============    -------------    =============
Basic net income (loss) per weighted average common share .....   $         .01    $       (1.32)   $       (1.50)   $       (1.47)
                                                                  =============    =============    =============    =============


    Diluted earnings per weighted average common share are computed as follows:


                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30,                          June 30,
                                                               ------------------------------    ------------------------------
                                                                   2000             2001             2000             2001
                                                               -------------    -------------    -------------    -------------

Income (loss) before extraordinary item ....................   $       2,784    $    (184,541)   $    (127,925)   $    (203,277)
Plus paid-in-kind dividends and accretion on
  preferred stock ..........................................          (1,187)          (1,354)          (2,335)          (2,663)
                                                               -------------    -------------    -------------    -------------
Income (loss) available to common shareholders before
   extraordinary item ......................................   $       1,597    $    (185,895)   $    (130,260)   $    (205,940)
                                                               =============    =============    =============    =============

Basic weighted average common shares outstanding ...........     132,530,467      141,199,929      107,649,703      140,243,824
Diluted effect of stock options ............................       1,982,368               --               --               --
Diluted effect of warrants issued in Pagg acquisition ......          37,178               --               --               --
                                                               -------------    -------------    -------------    -------------
Diluted weighted average common shares outstanding .........     134,550,013      141,199,929      107,649,703      140,243,824
                                                               =============    =============    =============    =============
Diluted income (loss) per weighted average common share
   before extraordinary item ...............................   $         .01    $       (1.32)   $       (1.21)   $       (1.47)
                                                               =============    =============    =============    =============
Diluted net income (loss) per weighted average common
   share ...................................................   $         .01    $       (1.32)   $       (1.50)   $       (1.47)
                                                               =============    =============    =============    =============

     As a result of losses incurred for the three months ended June 30, 2001 and for the six months ended June 30, 2000 and 2001, the following potentially dilutive securities were not included in diluted earnings per share because their inclusion would be anti-dilutive:


                                           Three Months Ended           Six Months Ended
                                                June 30,                     June 30,
                                      ---------------------------   ---------------------------
                                          2000           2001           2000           2001
                                      ------------   ------------   ------------   ------------

Stock options .....................            N/A        153,364      5,041,925        253,535
Stock warrants ....................            N/A             --        136,645             --

11. SUBSEQUENT EVENTS

     On July 19, 2001, Viasystems, Inc. issued to affiliates of Hicks, Muse, Tate & Furst $100,000 of senior unsecured notes (the "Senior Unsecured Notes") and 10.0 million warrants to purchase shares of Viasystems Group's common stock. The Senior Unsecured Notes bear interest at 14% per annum and mature on May 1, 2007. Interest will not be payable currently, but rather will accrete semi-annually and be payable in full at maturity of the Senior Unsecured Notes. The warrants have an exercise price of $.01 per share and terminate in 2011.

     On June 28, 2001 the Company executed a second amendment to the Credit Agreement. Among other provisions, the amendment amends certain financial condition covenants, reduces available borrowing capacity under the Revolving Loan to $150,000 until such time as the Company delivers a compliance certificate with respect to its financial statements for the fiscal quarter ended June 30, 2003, and permits the issuance of the Senior Unsecured Notes. The second amendment to the Credit Agreement became effective on July 19, 2001, in connection with the issuance of the Senior Unsecured Notes.

12. NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets".

     SFAS 141 supercedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations". The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

     SFAS 142 supercedes APB 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     The Company has not yet determined the effect SFAS 141 and SFAS 142 will have on its consolidated financial position or results of operations.

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

GENERAL

     We are a leading worldwide vertically integrated independent provider of electronics manufacturing services, or EMS, to original equipment manufacturers. We serve primarily the telecommunications and networking industries, which we believe to be the fastest-growing customer segments of the EMS market. We offer a wide range of products and services to original equipment manufacturers of electronic products. Our products and services consist of the following:

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

RECENT EVENTS

     On July 19, 2001, Viasystems, Inc. issued to affiliates of Hicks, Muse, Tate & Furst $100.0 million of senior unsecured notes (the "Senior Unsecured Notes") and 10.0 million warrants to purchase shares of our common stock. The Senior Unsecured Notes bear interest at 14% per annum and mature on May 1, 2007. Interest will not be payable currently, but rather will accrete semi-annually and be payable in full at maturity of the Senior Unsecured Notes. The warrants have an exercise price of $.01 per share and terminate in 2011.

     On June 28, 2001, we executed a second amendment to the Credit Agreement. Among other provisions, the amendment amends certain financial condition covenants, reduces our borrowing capacity under the Revolving Loan to $150.0 million until such time as we deliver a compliance certificate with respect to our financial statements for the fiscal quarter ended June 30, 2003, and permits the issuance of the Senior Unsecured Notes. The second amendment to the Credit Agreement became effective on July 19, 2001 in connection with issuance of the Senior Unsecured Notes.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000

     Net sales for the three months ended June 30, 2001, were $309.1 million, representing a $49.1 million, or 13.7% decrease from the same period in 2000. The decrease was primarily a result of continued weakness in printed circuit board sales to key North American telecommunication and networking customers.

     Cost of goods sold for the three months ended June 30, 2001, was $256.4 million, or 82.9% of sales (excluding one-time write-offs of inventory related to the restructuring of $49.3 million) compared to $269.4 million, or 75.2% of sales for the three months ended June 30, 2000. Cost of goods sold as a percent of net sales increased as a result of a higher percentage of EMS sales in 2001, which generally have lower margins than printed circuit board sales, and lower absorption of our fixed overhead cost in our North America printed circuit board facilities due to lower demand from our key telecommunication and networking customers.

     Selling, general and administrative expenses for the three months ended June 30, 2001, of $23.3 million decreased by $4.6 million versus the comparable period in 2000. These costs decreased primarily due to cost reduction activities, partially offset by increases in general and administrative expenses related to the acquisitions completed in 2000 and 2001.

     During the three months ended June 30, 2001, total restructuring and impairment costs of $105.5 million were charged against earnings. The restructuring charge totaled $30.5 million, and included personnel and severance costs of $20.2 million, lease and other contractual commitments of $7.9 million and other exit costs of $2.4 million. The impairment charge totaled $75.0 million of which, approximately $30.7 million related to impairment on facilities held for disposal and approximately $44.3 million related to impairment on equipment held for disposal.

     The current quarter restructuring and impairment charge was taken in connection with the Company's plan to restructure its operations in light of the continued economic downturn related to our key telecommunication and networking customers. The measures, which included the closure of the Richmond, Virginia and San German, Puerto Rico PCB fabrication plants, as well as workforce reductions at certain North American and European facilities, were implemented to align its capacity and infrastructure with customer demand without hampering our ability to respond to demand when market conditions improve.

     The personnel and severance costs related to the elimination of approximately 1,600 (one thousand six hundred) positions, primarily in North America. The employment reduction primarily affected staff and hourly employees both unionized and non-unionized. Facilities and equipment subject to restructuring and impairment were primarily related to the two closed PCB facilities in North America. For leased facilities and equipment abandoned, the charge represents future lease payments subsequent to the abandonment. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less cost to sell with fair value based on third party appraisals of existing market prices for similar assets.

     Also in connection with the restructuring plan, the Company wrote-off inventory resulting in a $49.3 million charge to cost of goods sold during the three months ended June 30, 2001.

     Depreciation and amortization decreased $1.8 million, from $35.4 million for the quarter ended June 30, 2000, to $33.6 million for the same period of 2001, primarily due to a reduced fixed asset base as a result of the impairment of property and equipment held for disposal related to the closure of our Richmond, Virginia and San German, Puerto Rico PCB facilities, partially offset by the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions completed in 2000 and 2001.

     Other expense increased $3.2 million, from $22.3 million for the quarter ended June 30, 2000, to $25.5 million for the same period of 2001, primarily due to increased interest expense and amortization of deferred financing costs related to the first amendment to our credit agreement in the first quarter of 2001.

Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

     Net sales for the six months ended June 30, 2001, were $698.3 million, representing a $44.5 million, or 6.0% decrease from the same period in 2000. The decrease was primarily a result of continued weakness in printed circuit board sales to key North American telecommunication and networking customers partially offset by the impact of acquisitions made in 2000 and 2001.

     Cost of goods sold for the six months ended June 30, 2001, was $566.9 million, or 81.2% of sales (excluding one-time write-offs of inventory related to the restructuring of $49.3 million) compared to $572.7 million, or 77.1% of sales for the six months ended June 30, 2000. Cost of goods sold as a percent of net sales increased as a result of a higher percentage of EMS sales in 2001, which generally have lower margins than printed circuit board sales, and lower absorption of our fixed overhead cost in our North America printed circuit board facilities due to lower demand from our key telecommunication and networking customers.

     Selling, general and administrative expenses for the six months ended June 30, 2001, of $51.8 million decreased by $10.3 million versus the comparable period in 2000 (excluding the non-cash compensation expense charge of $104.4 million in March 2000). These costs decreased primarily due to cost reduction activities and a reduction in expenses as a result of the distribution of the operations formerly conducted by Forward, ISL, Zincocelere and Viasystems Sweden in March 2000, partially offset by increases in general and administrative expenses related to the acquisitions completed in 2000 and 2001.

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

     During the three months ended June 30, 2001, total restructuring and impairment costs of $105.5 million were charged against earnings. The restructuring charge totaled $30.5 million, and included personnel and severance costs of $20.2 million, lease and other contractual commitments of $7.9 million and other exit costs of $2.4 million. The impairment charge totaled $75.0 million of which, approximately $30.7 million related to impairment on facilities held for disposal and approximately $44.3 million related to impairment on equipment held for disposal.

     The current quarter restructuring and impairment charge was taken in connection with the Company's plan to restructure its operations in light of the continued economic downturn related to our key telecommunication and networking customers. The measures, which included the closure of the Richmond, Virginia and San German, Puerto Rico PCB fabrication plants, as well as workforce reductions at certain North American and European facilities, were implemented to align its capacity and infrastructure with customer demand without hampering our ability to respond to demand when market conditions improve.

     The personnel and severance costs related to the elimination of approximately 1,600 (one thousand six hundred) positions, primarily in North America. The employment reduction primarily affected staff and hourly employees both unionized and non-unionized. Facilities and equipment subject to restructuring and impairment were primarily related to the two closed PCB facilities in North America. For leased facilities and equipment abandoned, the charge represents future lease payments subsequent to the abandonment. For facilities and equipment held for disposal, the impairment loss recognized was based on the fair value less cost to sell with fair value based on third party appraisals of existing market prices for similar assets.

     Also in connection with the restructuring plan, the Company wrote-off inventory resulting in a $49.3 million charge to cost of goods sold during the six months ended June 30, 2001.

     During the quarter ended March 31, 2001, we recorded a $12.0 million restructuring charge, primarily related to employee severance costs. Management restructured the business in response to slowing demand, primarily from certain customers in the telecom and networking markets. The restructuring plan was primarily implemented to reduce the cost structure of certain production facilities serving the North American market. We expect these changes to have a timely impact on cost of goods sold without hampering our ability to respond to demand from our strategic customers when market conditions improve. The restructuring plan encompasses management, staff or hourly employees primarily at our operations in Richmond, Virginia and San German, Puerto Rico. The plan also includes employees at our sites in Kirkland, Quebec; Pointe-Claire, Quebec; Granby, Quebec; Milwaukee, Wisconsin; San Jose, California; Orange County, California; Portland, Oregon; Juarez, Mexico; Chihuahua, Mexico; Boldon, England and Ballynahinch, Northern Ireland. During the first quarter of 2001, approximately $9.1 of severance payments and other employee-related costs were made and the remaining $2.9 million restructuring accrual was paid during the second quarter of 2001.

     Depreciation and amortization decreased $8.7 million, from $76.1 million for the six months ended June 30, 2000, to $67.4 million for the same period of 2001, primarily due to a reduction in expenses as a result of the distribution of the operations formerly conducted by Forward, ISL, Zincocelere and Viasystems Sweden in March 2000 and due to a reduced fixed asset base as a result of the impairment of property and equipment held for disposal related to the closure of our Richmond, Virginia and San German, Puerto Rico PCB facilities, partially offset by the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions completed in 2000 and 2001.

     Other expense decreased $13.8 million, from $62.6 million for the six months ended June 30, 2000, to $48.8 million for the same period of 2001, primarily due to reduced interest expense and amortization of deferred financing costs related to the recapitalization in connection with our initial public offering completed in March 2000.

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

     Net cash used in operating activities was $21.1 million for the six months ended June 30, 2001, compared to net cash used in operating activities of $65.5 million for the same period in 2000. The decrease in net cash used in operating activities relates primarily to timing of receipts from certain customers, inventory management and payments to vendors.

     Net cash used in investing activities was $ 61.1 million for the six months ended June 30, 2001, compared to $379.8 million for the six months ended June 30, 2000. Net cash used in investing activities for the six months ended June 30, 2001, was $61.1 million, of which, $50.5 million related to capital expenditures with the remainder related to acquisitions completed during 2001. In the first six months of 2000, net cash used in investing activities included $317.2 million related to the Wire Harness and the NC&S acquisitions with the remainder related to capital expenditures.

     On January 2, 2001, the holder of an aggregate of $285.3 million in promissory notes (the "Chips Loan Notes") redeemed all the Chips Loan Notes. Viasystems paid this obligation plus the accrued quarterly interest owed by drawing on a $150 million letter of credit and borrowing $139.3 million on the Tranche A Chips Loan available under our credit facility.

     On April 23, 2001, we executed a first amendment to the credit agreement. Among other provisions, the amended credit agreement increases the interest margin charged on borrowed funds and amends financial condition covenants.

     On June 28, 2001, we executed a second amendment to the Credit Agreement. Among other provisions, the amendment amends certain financial condition covenants, reduces our available borrowing capacity under the Revolving Loan to $150.0 million until such time as we deliver a compliance certificate with respect to our financial statements for the fiscal quarter ended June 30, 2003, and permits the issuance of the Senior Unsecured Notes (see Recent Events within Management's Discussion and Analysis of Results of Operations and Financial Condition). The second amendment to the Credit Agreement became effective on July 19, 2001, in connection with the issuance of the Senior Unsecured Notes.

     At June 30, 2001, we had approximately $11.5 million of available borrowing capacity under the revolving loan facility of our credit agreement.

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

NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets".

     SFAS 141 supercedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations". The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

     SFAS 142 supercedes APB 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     We have not yet determined the effect SFAS 141 and SFAS 142 will have on our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     At June 30, 2001, approximately $564.7 million of the Company's debt, primarily borrowings outstanding under the Credit Agreement, bears interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point change in the average interest rate under these borrowings, it is estimated that the Company's interest expense for the six months ended June 30, 2001, would have increased by approximately $5.6 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company's exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

          4.7 Second Amendment, dated as of June 28, 2001, to the Credit Agreement, dated as of March 29, 2000, as amended by the First Amendment dated as of April 23, 2001, among Viasystems Group, Inc., Viasystems, Inc., as U.S. Borrower, Viasystems Canada, Inc. and Print Service Holding N.V., as Foreign Subsidiary Borrowers, the several banks and other financial institutions parties thereto, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, Chase Manhattan International Limited, as Multicurrency Administrative Agent, and The Chase Manhattan Bank, as Administrative Agent.*

          4.8 Form of Warrant Certificate dated as of July 19, 2001, issued in the denominations and to the investors listed on Annex A thereto.*

          4.9 Form of 14% Senior Note due 2007 dated as of July 19, 2001, issued in the denominations and to the investors on Annex A thereto.*

          4.10 Registration Rights Agreement dated as of July 19, 2001, by and among Viasystems Group, Inc., Viasystems, Inc. and the investors named therein.*

     (b)  Reports on Form 8-K

          None



----------

* Filed Herewith.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                VIASYSTEMS GROUP, INC.

Dated:  July 30, 2001           By:
                                           /s/ David M. Sindelar
                                       ---------------------------------------
                                Name:  David M. Sindelar
                                Title: Chief Executive Officer


                                By:
                                           /s/ Joseph S. Catanzaro
                                       ---------------------------------------
                                Name:  Joseph S. Catanzaro
                                Title: Senior Vice President - Finance and
                                       Chief Accounting Officer

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

          4.7  Second Amendment, dated as of June 28, 2001, to the Credit
               Agreement, dated as of March 29, 2000, as amended by the First
               Amendment dated as of April 23, 2001, among Viasystems Group,
               Inc., Viasystems, Inc., as U.S. Borrower, Viasystems Canada, Inc.
               and Print Service Holding N.V., as Foreign Subsidiary Borrowers, the several banks and other financial institutions parties thereto, The Chase Manhattan Bank of Canada, as Canadian
               Administrative Agent, Chase Manhattan International Limited, as Multicurrency Administrative Agent, and The Chase Manhattan
               Bank, as Administrative Agent.*

          4.8 Form of Warrant Certificate dated as of July 19, 2001, issued in the denominations and to the investors listed on Annex A thereto.*

          4.9 Form of 14% Senior Note due 2007 dated as of July 19, 2001, issued in the denominations and to the investors on Annex A thereto.*

          4.10 Registration Rights Agreement dated as of July 19, 2001, by and among Viasystems Group, Inc., Viasystems, Inc. and the investors named therein.*


----------

* Filed Herewith.