Form 10-Q
period 2001-09-30
VIASYSTEMS GROUP INC
filed 2001-10-23
CIK 1101169

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2001
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------    ---------------------

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        Outstanding at
                            Class                      October 22, 2001
                   --------------------------       -------------------
                   Viasystems Group, Inc.
                       Common Stock,
                   par value $.01 per share           141,534,082 shares

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Viasystems Group, Inc. & Subsidiaries
      Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001.............    2
      Condensed Consolidated Statements of Operations for the three and nine months ended
          September 30, 2000 and 2001..................................................................    3
      Condensed Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2000 and 2001..................................................................    4
      Notes to Condensed Consolidated Financial Statements.............................................    5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......   13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..................................   19

PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds...................................................   20

Item 6.    Exhibits and Reports on Form 8-K............................................................   20

SIGNATURES.............................................................................................   21

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                          December 31,       September 30,
                                                                                              2000                2001
                                                                                          -------------      -------------
                                                                                                              (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents..................................................          $      45,676      $      27,307
     Accounts receivable, net...................................................                320,561            208,876
     Inventories................................................................                255,973            149,288
     Prepaid expenses and other.................................................                 70,922             35,328
                                                                                          -------------      -------------
        Total current assets....................................................                693,132            420,799
Property, plant and equipment, net..............................................                452,621            368,647
Intangibles and other assets, net...............................................                465,531            442,944
                                                                                          -------------      -------------
        Total assets............................................................          $   1,611,284      $   1,232,390
                                                                                          =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term obligations................................          $      23,882      $       3,326
     Accounts payable...........................................................                293,696            161,417
     Accrued and other liabilities..............................................                112,200             95,309
     Income taxes payable.......................................................                  3,595              2,439
                                                                                          -------------      -------------
        Total current liabilities...............................................                433,373            262,491
Long-term obligations, less current maturities..................................              1,000,435          1,047,235
Other non-current liabilities...................................................                 41,544             43,616
Preferred Stock:
     Series B preferred stock...................................................                 46,101             50,164
Stockholders' equity (deficit):
     Common stock...............................................................                  1,393              1,416
     Paid-in capital............................................................              1,555,269          1,583,077
     Notes due from affiliates..................................................               (124,532)                --
     Accumulated deficit........................................................             (1,314,938)        (1,723,196)
     Treasury stock, at cost....................................................                   (122)              (122)
     Accumulated other comprehensive loss.......................................                (27,239)           (32,291)
                                                                                          -------------      -------------
        Total stockholders' equity (deficit)....................................                 89,831           (171,116)
                                                                                          -------------      -------------
        Total liabilities and stockholders' equity (deficit)....................          $   1,611,284      $   1,232,390
                                                                                          =============      =============


     See accompanying notes to condensed consolidated financial statements.

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           Three Months Ended               Nine Months Ended
                                                                             September 30,                    September 30,
                                                                      ----------------------------   ----------------------------
                                                                          2000            2001           2000            2001
                                                                      ------------    ------------   ------------    ------------
Net sales .........................................................   $    406,504    $    268,108   $  1,149,373    $    966,448
Operating expenses:
     Cost of goods sold ...........................................        308,855         226,335        881,554         842,499
     Selling, general and administrative (including one-time,
        non-cash compensation charges of $104,351 in March 2000)...         28,489          23,424        194,960          75,223
     Depreciation .................................................         23,114          19,238         74,892          63,415
     Amortization .................................................         11,259          11,720         35,554          34,913
     Write-off of amounts due from affiliates .....................             --         144,099             --         144,099
     Restructuring and impairment charges .........................             --          21,685             --         139,216
                                                                      ------------    ------------   ------------    ------------
Operating income (loss) ...........................................         34,787        (178,393)       (37,587)       (332,917)
Other expenses:
     Interest expense, net ........................................         23,082          24,914         82,345          70,911
     Amortization of deferred financing costs .....................            885           1,115          3,534           2,900
     Other expense (income), net ..................................           (379)            559            268           1,530
                                                                      ------------    ------------   ------------    ------------
Income (loss) before income tax benefit and
  extraordinary item ..............................................         11,199        (204,981)      (123,734)       (408,258)
Expense (benefit) for income taxes ................................          1,680              --         (5,328)             --
                                                                      ------------    ------------   ------------    ------------
Income (loss) before extraordinary item ...........................          9,519        (204,981)      (118,406)       (408,258)
     Extraordinary item - loss on early extinguishment of debt,
        net of income tax benefit of $0 ...........................             --              --         31,196              --
                                                                      ------------    ------------   ------------    ------------
        Net income (loss) .........................................   $      9,519    $   (204,981)  $   (149,602)   $   (408,258)
                                                                      ============    ============   ============    ============

Basic loss per weighted average common share:
     Before extraordinary item ....................................   $        .06    $      (1.46)  $      (1.02)   $      (2.93)
     Extraordinary item ...........................................             --              --          (0.26)             --
                                                                      ------------    ------------   ------------    ------------
        Net income (loss) .........................................   $        .06    $      (1.46)  $      (1.28)   $      (2.93)
                                                                      ============    ============   ============    ============

Diluted loss per weighted average common share:
     Before extraordinary item ....................................   $        .06    $      (1.46)  $      (1.03)   $      (2.93)
     Extraordinary item ...........................................             --              --          (0.26)             --
                                                                      ------------    ------------   ------------    ------------
        Net income (loss) .........................................   $        .06    $      (1.46)  $      (1.29)   $      (2.93)
                                                                      ============    ============   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                      VIASYSTEMS GROUP, INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              ------------------------
                                                                                 2000          2001
                                                                              ----------    ----------
Cash flows from operating activities:
   Net loss ...............................................................   $ (149,602)   $ (408,258)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
      Non-cash compensation expense charges ...............................      104,351            --
      Extraordinary item - loss on early extinguishment of debt ...........       31,196            --
      Depreciation and amortization .......................................      110,446        98,328
      Impairment of assets held for disposal ..............................           --        80,497
      Write-off of amounts due from affiliates ............................           --       144,099
      Write-off of inventory ..............................................           --        50,114
      Amortization of deferred financing costs ............................        3,534         2,900
      Joint venture expense (income) ......................................       (1,421)          110
      Non-cash interest income ............................................           --        (3,079)
      Paid-in-kind interest on Senior Unsecured Notes .....................           --         2,800
      Deferred taxes ......................................................       (8,300)        1,291
      Change in assets and liabilities, net of acquisitions:
          Accounts receivable .............................................      (91,690)       92,823
          Inventories .....................................................      (30,030)       63,819
          Prepaid expenses and other ......................................       (8,497)       32,606
          Accounts payable and accrued and other liabilities ..............       42,309      (150,148)
          Income taxes payable ............................................       (2,203)       (2,591)
                                                                              ----------    ----------
               Net cash provided by operating activities ..................           93         5,311
   Cash flows from investing activities:
      Acquisitions, net of cash acquired ..................................     (355,908)      (10,564)
      Capital expenditures ................................................      (95,263)      (60,906)
                                                                              ----------    ----------
               Net cash used in investing activities ......................     (451,171)      (71,470)
   Cash flows from financing activities:
      Equity proceeds .....................................................      864,834        30,113
      Cash distribution to stockholders of European PCB Group .............      (16,213)           --
      Repayment of amounts due under credit facilities ....................     (346,262)           --
      Repayment of amounts due under the Chips Loan Notes .................           --      (285,312)
      Net borrowings under the Credit Agreement term loans ................      150,000       288,250
      Net borrowings (repayments) on revolvers ............................     (139,501)      (27,600)
      Borrowings under the Senior Unsecured Notes .........................           --        70,036
      Net repayments of other long-term obligations .......................      (13,387)      (21,542)
      Financing fees and other ............................................      (19,644)       (6,682)
                                                                              ----------    ----------
               Net cash provided by financing activities ..................      479,827        47,263
Effect of exchange rate changes on cash and cash equivalents ..............         (135)          527
                                                                              ----------    ----------
Net change in cash and cash equivalents ...................................       28,614       (18,369)
Cash and cash equivalents - beginning of the period .......................       22,839        45,676
                                                                              ----------    ----------
Cash and cash equivalents - end of the period .............................   $   51,453    $   27,307
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

1. BASIS OF PRESENTATION

Unaudited Interim Condensed Consolidated Financial Statements

     The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. ("Group") and its subsidiaries reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. Group, together with its subsidiaries, is herein referred to as the "Company." The results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K and other filings made with the Securities and Exchange Commission.

Transfer to Stockholders

    On March 29, 2000, Group sold to European PCB Group (Cayman Islands), Ltd. ("European PCB Group"), a company owned by certain of Group's pre-IPO stockholders, all the capital stock of certain businesses in Europe. As a result and at such time, European PCB Group consisted primarily of the operations formerly conducted by Forward Group Plc, Zincocelere S.p.A., Interconnection Systems (Holdings) Limited ("ISL") and the PCB production facility of Ericsson Telecom AB. In consideration for the sale, European PCB Group delivered subordinated notes ("PCB Group Notes") payable to the Company for $124,532 in the aggregate, which have been classified as a component of stockholders' equity. The PCB Group Notes each have a 10-year term and bear interest at a rate of 9% per annum, payable in kind by the issuance of additional notes.

    During the quarter ended September 30, 2001, European PCB Group disposed of the operations formerly conducted by Forward Group Plc and the PCB production facility of Ericsson Telecom AB. In addition, in September 2001, an administrative receiver has been appointed in respect of European PCB Group's ISL business. As a result, the business formerly conducted by Zincocelere S.p.A. is the only material asset remaining within European PCB Group. Accordingly, the Company has evaluated the carrying amount of all current amounts due from European PCB Group, including the PCB Group Notes to their undiscounted expected future cash flows. The Company concluded that amounts due from European PCB Group have been impaired. As a result, the Company recorded a charge for the quarter ended September 30, 2001, totaling $144,099 to reflect the write-off of such amounts.

    In addition, the Company guaranteed approximately (pound)12 million (approximately $18.0 million) of an obligation with the Department of Trade and Industry (the "DTI") of the United Kingdom in respect of a grant provided to ISL. The grant is also secured by land and a building which has an appraised value in excess of the grant obligation. The Company has been engaged in discussions with the DTI regarding the guarantee and the grant. The Company believes that in the event the guarantee would be ultimately required to be repaid, the proceeds from the sale of the property would be sufficient to satisfy all or substantially all amounts paid pursuant to the guarantee. Accordingly, the Company does not believe the existence of the guarantee will have a material adverse effect on the Company.

Reclassifications

     Certain amounts in the condensed consolidated financial statements for 2000 have been reclassified to conform to the current year presentation. These reclassifications have no effect on total stockholders' equity (deficit) or net income (loss) as previously reported.

2. LONG-LIVED ASSETS

    In light of the continued economic downturn related to the Company's key telecommunication and networking customers, the Company's management performed a comprehensive review of its individual business units that has resulted in plant shutdowns, downsizing and consolidation of certain facilities. As a result, the Company is assessing the carrying value of its long-lived assets, including goodwill and other acquired intangibles. While the Company has not completed this assessment, a possible outcome may be a non-cash write-off of a portion of the long-lived assets presently carried on the Company's books. The Company expects to conclude this matter in the near term, but not later than the filing of its Form 10-K for the current fiscal year.

3. DERIVATIVE FINANCIAL INSTRUMENTS

     On January 1, 2001, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, the "Statement"). The Statement requires all derivatives to be recognized in the statement of financial position at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive loss, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction.

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

     Generally, the Company applies hedge accounting as allowed by the Statement. At September 30, 2001, the Company only had derivatives which qualified as foreign currency cash flow hedges. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended to occur, and any previously deferred hedging gains or losses would be recorded to earnings immediately. Earnings impacts for all designated hedges are recorded in the condensed consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

     The Company had no transition adjustment as a result of adopting SFAS 133 on January 1, 2001, as the Company's derivative instruments were entered into during the first quarter 2001 or at year-end 2000. At September 30, 2001, the net deferred hedging gain in accumulated other comprehensive loss was approximately $879. This entire net deferred gain is expected to be recognized in earnings during the year ended December 31, 2001, at the time the underlying hedged transactions are realized. There was no hedge ineffectiveness during the nine months ended September 30, 2001.

4. RESTRUCTURING

     During the quarter ended September 30, 2001, the Company recorded a restructuring and impairment charge of $21,685, primarily related to the consolidation of certain facilities as well as headcount reductions at its corporate offices. The restructuring and impairment charges were comprised of the following: $6,505 for personnel and severance costs, attributable to approximately 1,100 (one thousand one hundred) employees, $9,623 for lease and other contractual commitments, $103 for other restructuring costs and $5,454 for impairment of equipment held for disposal.

     During the quarter ended June 30, 2001, the Company recorded a restructuring and impairment charge of $105,524, primarily related to the closure of its Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities, as well as workforce reductions at certain other North American and European facilities. The restructuring and impairment charges were comprised of the following: $20,238 for personnel and severance costs, attributable to approximately 1,600 (one thousand six hundred) employees, $7,864 for lease and other contractual commitments, $2,379 for other restructuring costs and $75,043 for impairment of fixed assets held for disposal of which, $30,700 related to facilities held for disposal and $44,343 related to equipment held for disposal.

     During the quarter ended March 31, 2001, the Company recorded a restructuring charge of $12,007, primarily related to headcount reductions in its North American operations attributable to approximately 2,500 (two thousand five hundred) employees.

     Below is a table summarizing restructuring activity for the nine months ended September 30, 2001:

                                                    THREE MONTHS ENDED                       CUMULATIVE DRAWDOWNS
                                           ------------------------------------             ---------------------
                                                                                                                    BALANCE AT
                                           MARCH 31,   JUNE 30,   SEPTEMBER 30,                CASH     NON-CASH   SEPTEMBER 30,
                                             2001        2001         2001         TOTAL     PAYMENTS   CHARGES         2001
                                           ---------   --------   -------------   --------   --------   --------   -------------
Restructuring Activities:
   Personnel and severance .............   $  11,755   $ 20,238   $       6,505   $ 38,498   $ 30,894   $     --   $       7,604
   Lease and other contractual
     commitments .......................          78      7,864           9,623     17,565      2,066         --          15,499
   Other ...............................         174      2,379             103      2,656      2,276         --             380
   Plant and equipment write-downs .....          --     75,043           5,454     80,497         --     80,497              --
                                           ---------   --------   -------------   --------   --------   --------   -------------

Total restructuring and impairment
   charges .............................   $  12,007   $105,524   $      21,685   $139,216   $ 35,236   $ 80,497   $      23,483
                                           =========   ========   =============   ========   ========   ========   =============


     Also in connection with the restructuring plan, the Company wrote-off inventory resulting in a $49,290 and $824 charge to cost of goods sold during the quarters ended June 30, 2001 and September 30, 2001, respectively.

     The restructuring and impairment charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the plan is executed.

     The Company is currently reviewing certain other European operations and expects additional workforce reductions. The impact of these activities is not currently known. However, the charges related to these activities is not expected to have a material impact on the Company's results of operations.

5.       INVENTORIES

     The composition of inventories at September 30, 2001, is as follows:

         Raw materials..............................   $    75,539
         Work in process............................        29,598
         Finished goods.............................        44,151
                                                       -----------
            Total...................................   $   149,288
                                                       ===========

6.       LONG-TERM OBLIGATIONS

     The composition of long-term obligations at September 30, 2001, is as follows:

     Credit Agreement:
         Term facilities...........................................................      $   437,750
         Revolvers.................................................................           26,200
     Senior Subordinated Notes due 2007............................................          400,000
     Series B Senior Subordinated Notes due 2007, including
       premium of $3,150...........................................................          103,150
     Senior Unsecured Notes, including paid-in-kind interest of $2,800.............           72,836
     Other debt and capital leases.................................................           10,625
                                                                                         -----------
                                                                                           1,050,561
     Less: current maturities......................................................            3,326
                                                                                         -----------
                                                                                         $ 1,047,235
                                                                                         ===========

    In connection with Group's initial public offering, Group, as guarantor, and certain subsidiaries, as borrowers, entered into a senior credit facility (the "Credit Agreement") dated March 29, 2000. The Credit Agreement provides for: (a) a $150,000 term loan facility (the "Tranche B Term Loan"), all of which was required to be drawn in a single draw at the closing of the Credit Agreement in March 2000; (b) a $175,000 revolving credit facility (the "Revolving Loan") of which $75,000 may be used for foreign currency loans in Euros, Pounds Sterling or Canadian Dollars and up to $40,000 of which may be used for letters of credit and (c) a U.S. $303,100 letter of credit and term loan facility in respect of the obligations due under the loan notes made in connection with the acquisition of ISL (the "Chips Loan Notes"). The letter of credit and term loan facility consists of two tranches: (i) a $153,100 tranche (the "Tranche A Chips Loan") and (ii) a $150,000 tranche (the "Tranche B Chips Loan"). During the three months ended March 31, 2001, the holder of the Chips Loan Notes redeemed them. The Company paid this obligation plus the accrued quarterly interest owed by borrowing $150,000 on the Tranche B Chips Loan and $139,250 on the Tranche A Chips Loan. Borrowings under the Credit Agreement are collateralized by first priority mortgages and liens on substantially all of the material assets of the Company and its subsidiaries.

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

     At September 30, 2001, the Company had approximately $111,700 of available borrowing capacity under the Revolving Loan.

    On July 19, 2001, Viasystems, Inc. issued to affiliates of Hicks, Muse, Tate & Furst $100,000 of senior unsecured notes (the "Senior Unsecured Notes") and
10.0 million warrants to purchase shares of Group's common stock. The Senior Unsecured Notes bear interest at 14% per annum and mature on May 1, 2007. Interest will not be payable currently, but rather will accrete semi-annually and be payable in full at maturity of the Senior Unsecured Notes. The warrants are immediately exercisable and have an exercise price of $.01 per share and terminate in 2011. The Company has allocated $29,964 of the proceeds from the Senior Unsecured Notes to paid-in-capital and $70,036 to debt, which represents the relative fair value of the securities at the time of issuance.

7.       EXTRAORDINARY ITEM

     During the quarter ended March 31, 2000, the Company recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31,196, net of income tax benefit of $0, related to deferred financing fees incurred on debt retired before maturity with proceeds from Group's initial public offering.

8.       NON-CASH COMPENSATION EXPENSE

     In connection with Group's initial public offering, Group amended the terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price of $9.00 per share and are immediately exercisable. As a result of these amendments, the Company recorded a one-time, non-cash compensation expense charge of approximately $33,635 during the three months ended March 31, 2000.

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

9.       COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

                                                                Three Months Ended          Nine Months Ended
                                                                   September 30,              September 30,
                                                             ------------------------    ------------------------
                                                                2000          2001          2000          2001
                                                             ----------    ----------    ----------    ----------
Net income (loss) ........................................   $    9,519    $ (204,981)   $ (149,602)   $ (408,258)
Gain (loss) on derivatives instruments designated and
   qualifying as foreign currency cash flow hedging
   instruments ...........................................           --        (1,422)           --           879
Foreign currency translation adjustments .................      (13,539)        9,211       (17,921)       (5,931)
                                                             ----------    ----------    ----------    ----------
   Comprehensive Loss ....................................   $   (4,020)   $ (197,192)   $ (167,523)   $ (413,310)
                                                             ==========    ==========    ==========    ==========

10.      BUSINESS SEGMENT INFORMATION

     The Company operates in one product business segment--a worldwide vertically integrated independent provider of electronics manufacturing services, which are sold throughout many diverse markets.

     The Company's operations are located worldwide and are analyzed by three geographical segments. Segment data includes intersegment revenues.

    Pertinent financial data by major geographic segments is as follows:

                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                             -------------------------------    -------------------------------
NET SALES:                                        2000              2001             2000              2001
                                             -------------     -------------    -------------     -------------
     North America.......................    $     271,041     $     134,247    $     705,547     $     515,116
     Europe..............................           70,592            72,789          273,980           246,681
     Asia................................           71,846            66,107          186,594           218,493
     Eliminations........................           (6,975)           (5,035)         (16,748)          (13,842)
                                             -------------     -------------    -------------     -------------
        Total............................    $     406,504     $     268,108    $   1,149,373     $     966,448
                                             =============     =============    =============     =============

OPERATING INCOME (LOSS):
     North America.......................    $      22,185     $    (113,687)   $     (57,270)    $    (291,657)
     Europe..............................            2,234           (61,515)          (3,985)          (49,853)
     Asia................................           10,368            (3,191)          23,668             8,593
     Eliminations........................               --                --               --                --
                                             -------------     -------------    -------------     -------------
        Total............................    $      34,787     $    (178,393)   $     (37,587)    $    (332,917)
                                             =============     =============    =============     =============

11.      EARNINGS PER SHARE

     Basic earnings per common share amounts are computed using the weighted average number of common shares outstanding during the period. Basic earnings per weighted average common share are computed as follows:

                                                                        Three Months Ended              Nine Months Ended
                                                                          September 30,                   September 30,
                                                                  ----------------------------    ----------------------------
                                                                      2000            2001            2000            2001
                                                                  ------------    ------------    ------------    ------------
Income (loss) before extraordinary item .......................   $      9,519    $   (204,981)   $   (118,406)   $   (408,258)
Plus paid-in-kind dividends and accretion on preferred
   stock ......................................................         (1,226)         (1,400)         (3,561)         (4,063)
Less loss attributable to Class A and Class A series II
   common shareholders ........................................             --              --           3,545              --
                                                                  ------------    ------------    ------------    ------------
Income (loss) available to common shareholders before
   extraordinary item .........................................   $      8,293    $   (206,381)   $   (118,422)   $   (412,321)
                                                                  ============    ============    ============    ============

Basic weighted average common shares outstanding ..............    133,824,209     141,521,630     116,438,209     140,679,623
                                                                  ============    ============    ============    ============
Basic income (loss) per weighted average common share
   before extraordinary item ..................................   $        .06    $      (1.46)   $      (1.02)   $      (2.93)
                                                                  ============    ============    ============    ============
Basic net income (loss) per weighted average common share .....
                                                                  $        .06    $      (1.46)   $      (1.28)   $      (2.93)
                                                                  ============    ============    ============    ============

     Diluted earnings per weighted average common share are computed as follows:

                                                                      Three Months Ended              Nine Months Ended
                                                                        September 30,                   September 30,
                                                                ----------------------------    ----------------------------
                                                                    2000            2001            2000            2001
                                                                ------------    ------------    ------------    ------------
Income (loss) before extraordinary item .....................   $      9,519    $   (204,981)   $   (118,406)   $   (408,258)
Plus paid-in-kind dividends and accretion on preferred
  stock .....................................................         (1,226)         (1,400)         (3,561)         (4,063)
                                                                ------------    ------------    ------------    ------------
Income (loss) available to common shareholders before
   extraordinary item .......................................   $      8,293    $   (206,381)   $   (121,967)   $   (412,321)
                                                                ============    ============    ============    ============

Basic weighted average common shares outstanding ............    133,824,209     141,521,630     116,438,209     140,679,623
Diluted effect of stock options and warrants ................      2,404,752              --              --              --
Common shares assuming conversion of Class A and Class A
  Series II .................................................             --              --       2,206,230              --
                                                                ------------    ------------    ------------    ------------
Diluted weighted average common shares outstanding ..........    136,228,961     141,521,630     118,644,439     140,679,623
                                                                ============    ============    ============    ============
Diluted income (loss) per weighted average common share
   before extraordinary item ................................   $        .06    $      (1.46)   $      (1.03)   $      (2.93)
                                                                ============    ============    ============    ============
Diluted net income (loss) per weighted average common
   share ....................................................   $        .06    $      (1.46)   $      (1.29)   $      (2.93)
                                                                ============    ============    ============    ============

     As a result of losses incurred for the three months ended September 30, 2001 and for the nine months ended September 30, 2000 and 2001, the following potentially dilutive securities were not included in diluted earnings per share because their inclusion would be anti-dilutive:

                                        Three Months Ended        Nine Months Ended
                                          September 30,             September 30,
                                     -----------------------   -----------------------
                                        2000         2001         2000         2001
                                     ----------   ----------   ----------   ----------
Stock options ....................          N/A       34,439    5,079,519      437,126
Stock warrants ...................          N/A    7,900,915      136,645    2,667,898

12. NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets".

     SFAS 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations". The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

     SFAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     The Company has not yet determined the effect SFAS 141 and SFAS 142 will have on its consolidated financial position or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of a long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

     The Company has not yet determined the effect SFAS 144 will have on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, unexpected decreases in demand or increases in our inventory levels, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, risks associated with our acquisition strategy, our substantial indebtedness and our ability to comply with the terms thereof, control by our largest stockholders and other factors.

GENERAL

     We are a leading worldwide vertically integrated independent provider of electronics manufacturing services, or EMS, to original equipment manufacturers. We serve primarily the telecommunications and networking industries. We offer a wide range of products and services to original equipment manufacturers of electronic products. Our products and services consist of the following:

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

    Net sales for the three months ended September 30, 2001, were $268.1 million, representing a $138.4 million, or 34.1% decrease from the same period in 2000. The decrease was primarily a result of continued weakness in printed circuit board sales to key North American telecommunication and networking customers.

    Cost of goods sold for the three months ended September 30, 2001, was $225.5 million, or 84.1% of sales (excluding one-time write-offs of inventory related to the restructuring of $0.8 million) compared to $308.9 million, or 76.0% of sales for the three months ended September 30, 2000. Cost of goods sold as a percent of net sales increased as a result of a higher percentage of EMS sales in 2001, which generally have lower margins than printed circuit board sales, and lower absorption of our fixed overhead cost in our facilities throughout North America, Europe and Asia due to lower demand from our key telecommunication and networking customers.

    Selling, general and administrative expenses for the three months ended September 30, 2001, of $23.4 million decreased by $5.1 million versus the comparable period in 2000. These costs decreased primarily due to cost reduction and restructuring activities during 2001, partially offset by increases in general and administrative expenses related to the acquisitions completed in 2000 and 2001.

    During the quarter ended September 30, 2001, we recorded a restructuring and impairment charge of $21.7 million primarily related to the consolidation of certain facilities as well as headcount reductions at our corporate offices. The restructuring and impairment charges were comprised of the following: $6.5 million for personnel and severance costs, attributable to approximately 1,100 (one thousand one hundred) employees, $9.6 million for lease and other contractual commitments, $0.1 million for other restructuring costs and $5.5 million for impairment of equipment held for disposal.

    Also in connection with the third quarter restructuring plan, we wrote-off inventory resulting in a $0.8 million charge to cost of goods sold during the three months ended September 30, 2001.

    European PCB Group has disposed of the operations formerly conducted by Forward Group Plc and the PCB production facility of Ericsson Telecom AB. In addition, an administrative receiver has been appointed in respect of European PCB Group's ISL business. As a result, the business formerly conducted by Zincocelere S.p.A. is the only material asset remaining within European PCB Group. Accordingly, we have evaluated the carrying amount of all current amounts due from European PCB Group, including the PCB Group Notes to their undiscounted expected future cash flows. We concluded that amounts due from European PCB Group have been impaired. As a result, we recorded a charge for the quarter ended September 30, 2001, totaling $144.1 million to reflect the write-off of such amounts.

    Depreciation and amortization decreased $3.4 million, from $34.4 million for the quarter ended September 30, 2000, to $31.0 million for the same period of 2001, primarily due to a reduced fixed asset base as a result of the impairment of property and equipment held for disposal related to the closure of our Richmond, Virginia and San German, Puerto Rico PCB facilities, partially offset by the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions completed in 2000 and 2001.

    Other expense increased $3.0 million, from $23.6 million for the quarter ended September 30, 2000, to $26.6 million for the same period of 2001, primarily due to increased interest expense and amortization of deferred financing costs related to the amendments to our credit agreement during 2001.

Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

     Net sales for the nine months ended September 30, 2001, were $966.4 million, representing a $183.0 million, or 15.9% decrease from the same period in 2000. The decrease was primarily a result of continued weakness in printed circuit board sales to key North American telecommunication and networking customers partially offset by the impact of acquisitions made in 2000 and 2001.

     Cost of goods sold for the nine months ended September 30, 2001, was $792.4 million, or 82.0% of sales (excluding one-time write-offs of inventory related to the restructuring of $50.1 million) compared to $881.6 million, or 76.7% of sales for the nine months ended September 30, 2000. Cost of goods sold as a percent of net sales increased as a result of a higher percentage of EMS sales in 2001, which generally have lower margins than printed circuit board sales, and lower absorption of our fixed overhead cost in our facilities throughout North America, Europe and Asia due to lower demand from our key telecommunication and networking customers.

     Selling, general and administrative expenses for the nine months ended September 30, 2001, of $75.2 million decreased by $15.4 million or 17.0% versus the comparable period in 2000 (excluding the non-cash compensation expense charge of $104.4 million in March 2000). These costs decreased primarily due to cost reduction activities and a reduction in expenses as a result of the distribution of the operations formerly conducted by Forward Group Plc, ISL, Zincocelere S.p.A. and the PCB production facility of Ericsson Telecom AB in March 2000, partially offset by increases in general and administrative expenses related to the acquisitions completed in 2000 and 2001.

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

    During the quarter ended September 30, 2001, we recorded a restructuring and impairment charge of $21.7 million primarily related to the consolidation of certain facilities as well as headcount reductions at our corporate offices. The restructuring and impairment charges were comprised of the following: $6.5 million for personnel and severance costs, attributable to approximately 1,100 (one thousand one hundred) employees, $9.6 million for lease and other contractual commitments, $0.1 million for other restructuring costs and $5.5 million for impairment of equipment held for disposal.

    During the quarter ended June 30, 2001, we recorded a restructuring and impairment charge of $105.5 million, primarily related to the closure of our Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities, as well as workforce reductions at certain other North American and European facilities. The restructuring and impairment charges were comprised of the following: $20.2 million for personnel and severance costs, attributable to approximately 1,600 (one thousand six hundred) employees, $7.9 million for lease and other contractual commitments, $2.4 million for other restructuring costs and $75.0 million for impairment of fixed assets held for disposal of which, $30.7 million related to facilities held for disposal and $44.3 million related to equipment held for disposal.

    During the quarter ended March 31, 2001, we recorded a restructuring charge of $12.0 million, primarily related to headcount reductions in our North American operations attributable to approximately 2,500 (two thousand five hundred) employees.

    Also in connection with the restructuring plans, we wrote-off inventory resulting in a $50.1 million charge to cost of goods sold during the nine months ended September 30, 2001.

    The restructuring and impairment charges were determined based on formal plans approved by our management using the best information available to us at the time. The amounts we may ultimately incur may change as the balance of the plan is executed.

    We are currently reviewing certain other European operations and expect additional workforce reductions. The impact of these activities is not currently known. However, the charges related to these activities is not expected to have a material impact on our results of operations.

    In light of the continued economic downturn related to our key telecommunication and networking customers, we performed a comprehensive review of our individual business units that has resulted in plant shutdowns, downsizing and consolidation of certain facilities. As a result, we are assessing the carrying value of our long-lived assets, including goodwill and other acquired intangibles. While we have not completed this assessment, a possible outcome may be a write-off of a portion of the long-lived assets presently carried on our books. We expect to conclude this matter in the near term, but not later than the filing of our Form 10-K for the current fiscal year.

    European PCB Group has disposed of the operations formerly conducted by Forward Group Plc and the PCB production facility of Ericsson Telecom AB. In addition, an administrative receiver has been appointed in respect of European PCB Group's ISL business. As a result, the business formerly conducted by Zincocelere S.p.A. is the only material asset remaining within European PCB Group. Accordingly, the Company has evaluated the carrying amount of all current amounts due from European PCB Group, including the PCB Group Notes to their undiscounted expected future cash flows. The Company concluded that amounts due from European PCB Group have been impaired. As a result, the Company recorded a charge for the quarter ended September 30, 2001, totaling $144.1 million to reflect the write-off of such amounts.

    Depreciation and amortization decreased $12.1 million, from $110.4 million for the nine months ended September 30, 2000, to $98.3 million for the same period of 2001, primarily due to a reduction in expenses as a result of the distribution of the operations formerly conducted by Forward plc, ISL, Zincocelere S.p.A. and the PCB production facility of Ericsson Telecom AB in March 2000 and due to a reduced fixed asset base as a result of the impairment of property and equipment held for disposal related to the closure of our Richmond, Virginia and San German, Puerto Rico PCB facilities, partially offset by the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions completed in 2000 and 2001.

    Other expense decreased $10.8 million, from $86.1 million for the nine months ended September 30, 2000, to $75.3 million for the same period of 2001, primarily due to reduced interest expense and amortization of deferred financing costs related to the recapitalization in connection with our initial public offering completed in March 2000.

     During the quarter ended March 31, 2000, we recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31.2 million, net of $0 income tax benefit, related to deferred financing fees incurred on debt under the old credit agreement, which was retired before maturity with proceeds from our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements will be for debt service requirements, working capital needs, cash expenditures associated with the restructuring plans and capital expenditures. In addition, the potential for acquisitions of other businesses by us in the future likely may require additional debt and/or equity financing.

     Net cash provided by operating activities was $5.3 million for the nine months ended September 30, 2001, compared to net cash used in operating activities of $0.1 million for the same period in 2000. The increase in net cash provided by operating activities relates primarily to timing of receipts from certain customers, inventory management and payments to vendors.

     Net cash used in investing activities was $71.5 million for the nine months ended September 30, 2001, compared to $451.2 million for the nine months ended September 30, 2000. Net cash used in investing activities for the nine months ended September 30, 2001, included $60.9 million related to capital expenditures with the remainder related to acquisitions completed during 2001. In the first nine months of 2000, net cash used in investing activities included $355.9 million related to the Wire Harness and other acquisitions with the remainder related to capital expenditures.

     On January 2, 2001, the holder of an aggregate of $285.3 million in promissory notes (the "Chips Loan Notes") redeemed all the Chips Loan Notes. Viasystems paid this obligation plus the accrued quarterly interest owed by drawing on a $150 million letter of credit and borrowing $139.3 million on the Tranche A Chips Loan available under our credit facility.

     On April 23, 2001, we executed a first amendment to our credit agreement. Among other provisions, the amended credit agreement increases the interest margin charged on borrowed funds and amends financial condition covenants.

     On June 28, 2001, we executed a second amendment to our credit agreement. Among other provisions, the amendment amends certain financial condition covenants, reduces our available borrowing capacity under our revolving loan facility to $150.0 million until such time as we deliver a compliance certificate with respect to our financial statements for the fiscal quarter ended June 30, 2003, and permits the issuance of the senior unsecured notes described below. The second amendment to our credit agreement became effective on July 19, 2001, in connection with the issuance of the senior unsecured notes.

     On July 19, 2001, we issued to affiliates of Hicks, Muse, Tate & Furst $100.0 million of senior unsecured notes and 10.0 million warrants to purchase shares of our common stock. The senior unsecured notes bear interest at 14% per annum and mature on May 1, 2007. Interest will not be payable currently, but rather will accrete semi-annually and be payable in full at maturity of the senior unsecured notes. The warrants are immediately exercisable and have an exercise price of $.01 per share and terminate in 2011. We have allocated $30.0 million of the proceeds from the senior unsecured notes to paid-in-capital and $70.0 million to debt, which represents the relative fair value of the securities at the time of issuance.

     At September 30, 2001, we had approximately $111.7 million of available borrowing capacity under the revolving loan facility of our credit agreement. Our ability to continue to borrow under the revolving loan facility of our credit agreement is conditional upon our continued compliance with, among other things, certain financial covenants.

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

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets".

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of a long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

     We have not yet determined the effect SFAS 141, SFAS 142 and SFAS 144 will have on our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     At September 30, 2001, approximately $464.0 million of our debt, primarily borrowings outstanding under our credit agreement, bears interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense for the nine months ended September 30, 2001, would have increased by approximately $7.0 million. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.      OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

              Pursuant to a Subscription Agreement, dated as of July 19, 2001, certain affiliates of Hicks, Muse, Tate & Furst Incorporated (each a "Hicks Muse Entity" and collectively; the "Hicks Muse Entities") purchased (i) $100 million principal amount of 14% Senior Notes due 2007 (the "Notes") of Viasystems, Inc., a wholly owned subsidiary of the Company, and (ii) warrants (the "Warrants") to purchase 10,000,000 shares of common stock, par value $0.01, of the Company (as may be adjusted for dividends, stock splits or combinations, recapitalizations and other similar matters, the "Shares") at an exercise price of $0.01 per Share (as may be adjusted). The Warrants are immediately exercisable at any time or from time-to-time by the Hicks Muse Entities up until the tenth anniversary of the date of issuance of the Warrants. The total consideration paid for the Notes and Warrants was $100,000,000. The net proceeds from the issuance of the Notes and Warrants will be used by Viasystems, Inc. for general business purposes.

              The issuance of the Warrants is exempt from the provisions of
Section 5 of the Securities Act of 1933, as amended (the "Securities Act") by
Section 4(2) thereof and Regulation D promulgated thereunder. The Company did not offer the Warrants through a general solicitation, and the Hicks Muse Entities have represented that each such Hicks Muse Entity (i) is an "accredited investor" within the meaning of Regulation D under the Securities Act, (ii) has such knowledge and experience in financial and business matters so as to be capable of evaluating the merits and risks of the investment, and
(iii) is acquiring the Shares for its own account, for investment purposes and without a view to distribution.

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

                    4.8 Form of Warrant Certificate dated as of July 19, 2001, issued in the denominations and to the investors listed on Annex A thereto. (incorporated by reference to exhibit 4.8 to the Form 10-Q of the Company filed on July 30, 2001.)

                    4.9 Form of 14% Senior Note due 2007 dated as of July 19, 2001, issued in the denominations and to the investors listed on Annex A thereto. (incorporated by reference to exhibit 4.9 to the Form 10-Q of the Company filed on July 30, 2001.)

                    4.10 Registration Rights Agreement dated as of July 19,
                         2001, by and among Viasystems Group, Inc., Viasystems, Inc. and the investors named therein. (incorporated by reference to exhibit 4.10 to the Form 10-Q of the Company filed on July 30, 2001.)

              (b) Report on Form 8-K filed July 19, 2001, reporting Item 5. We announced the resignation of James N. Mills as Chief Executive Officer of the Registrant.




--------------
* Filed Herewith.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       VIASYSTEMS GROUP, INC.

Dated:  October 23, 2001               By:
                                                     /s/ Joseph S. Catanzaro
                                                 -------------------------------
                                       Name:     Joseph S. Catanzaro
                                       Title:    Senior Vice President &
                                                 Chief Financial Officer