Form 10-K405
period 2001-12-31
VIASYSTEMS GROUP INC
filed 2002-04-01
CIK 1101169

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                                   001-15755
                            (Commission File Number)

                             VIASYSTEMS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2668620
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                             101 SOUTH HANLEY ROAD
                           ST. LOUIS, MISSOURI 63105
                                 (314) 727-2087
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                        EXCHANGE ON WHICH REGISTERED
             -------------------                        ----------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 26, 2002, 141,534,081 shares of Registrant's common stock were outstanding. The approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $20,573,390 (based upon the closing price for shares of the Registrant's common stock as reported by the New York Stock Exchange on that date).

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                        CAUTIONARY STATEMENTS CONCERNING
                           FORWARD-LOOKING STATEMENTS

     Statements made in this Annual Report on Form 10-K ("Report") include the use of "we" and "our", which, unless specified otherwise, refers collectively to Viasystems Group, Inc. ("Group"), Viasystems, Inc., Group's wholly owned subsidiary ("Viasystems"), and their subsidiaries.

     We have made forward-looking statements in this Report, including those made in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates" or other similar expressions.

     Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this Report.

     You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our relationship with unionized employees, risks associated with our acquisition strategy, our substantial indebtedness and our ability to comply with the terms thereof, control by our largest stockholders and other factors.

ITEM 1.  BUSINESS

  GENERAL

     We are a leading, worldwide, independent provider of electronics manufacturing services, or EMS, to original equipment manufacturers, or OEMs, primarily in the telecommunications, networking, automotive, consumer, industrial and computer industries. We offer EMS solutions to OEMs that outsource the design and manufacture of their products. Our manufacturing services consist of the following:

     - the design and fabrication of printed circuit boards, in particular, highly complex, multi-layered printed circuit boards;

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

     Based on our complete offering we have many touch points with our customers, which allows us to become involved with our customers' new products. Such access not only allows us to design and manufacture our customers' products but also gives us a competitive advantage with respect to providing other assembly and testing services for such products.

     Our customer base primarily consists of OEMs in the telecommunications, networking, automotive, consumer, industrial and computer industries. We currently are a supplier to over 250 OEMs, including the following industry leaders: Alcatel, Bosch, Cisco Systems, Delco/Delphi, General Electric, Harris, Intel, Lucent Technologies, Marconi Communications, Maytag, Nortel, Siemens and Sun Microsystems. The products we manufacture include, or can be found in, a wide array of products including switching and transmission equipment, wireless base stations, computers, workstations, servers and data networking equipment including hubs, routers and switches, automotive dash panels and control systems, and washers, dryers, and cooking systems.

     Our revenues for the year ended December 31, 2001, were approximately $1.2 billion. We operate 26 manufacturing facilities located in the United States, Canada, Mexico, the United Kingdom, France, Italy, the Netherlands and China.

  OUR DEVELOPMENT

     We were formed in 1996 by Hicks, Muse, Tate & Furst Incorporated under the name Circo Craft Holding Company to create a preferred global manufacturing provider to leading original equipment manufacturers through acquisitions of printed circuit board fabricators and backpanel assemblers. In August 1996, we changed our name to CC Canada Holding Company and then back to Circo Craft Holding Company in September 1996. We had no operations prior to our first acquisition in October 1996, when we changed our name to Circo Technologies, Inc. In January 1997, we changed our name to Viasystems Group, Inc.

     We have since broadened our focus to become a full-solution provider in the EMS industry. This change occurred as a result of our recognition that many of the next generation products in the telecommunications and networking industries require highly advanced printed circuit boards and backpanel assemblies. As a result, we made a strategic decision to capitalize on our capabilities and compete for the complete assembly of our customers' products that utilize our printed circuit boards and backpanels.

     A significant portion of our growth has been generated through 13 acquisitions since 1996. We have completed acquisitions of entire companies as well as acquisitions of captive manufacturing assets divested by OEM customers, including the acquisitions of Chang Yuen, a manufacturer of custom metal enclosures located in the People's Republic of China and certain manufacturing assets of Metawave Communications Corporation, both completed during the year ended December 31, 2001.

     We are headquartered in St. Louis, Missouri. The mailing address for our headquarters is 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105 and our telephone number at that location is (314) 727-2087. We can also be reached at our web site www.viasystems.com.

  OUR STRATEGY

     Our goal is to be the EMS full-solution partner of choice to leading OEMs through leadership in technology, quality and supply chain management. To meet this goal, we have implemented the following strategy which we believe will allow us to achieve superior financial performance and enhance stockholder value:

          Focus on the Telecommunications and Networking Customer
     Segments. Historically, we have focused our marketing efforts on the telecommunications and networking industries. We will continue to focus sales efforts on generating revenue from new telecommunication and networking programs as well as diversifying our customer base in these segments by increasing the penetration of our existing customer base and attracting new customers.

          Continue to Expand into the Automotive, Consumer and Industrial Markets. In order to take advantage of our unique global manufacturing capabilities, we have continued to expand our offerings and penetration into these markets to stabilize our business and provide alternative growth paths that are synergistic with our in-place capabilities and reduce our exposure and reliance on the unpredictable telecommunications and networking markets.

          Take Advantage of Our Ability to Provide a Full-Service Offering to, and Expand Relationships with, Our Customers. Building on our integrated manufacturing capabilities, we can provide our customers with a broad range of EMS solutions from fabrication of bare boards to final system assembly and test. Our wire harness, cable assembly and enclosure capabilities provide us with further opportunities to sell these services to our existing OEM customers. The capability of designing and manufacturing a broad range of product components from printed circuit boards to wire harnesses, cable assemblies and enclosures enables us to shorten our customers' product development cycles and to lower their cost. In addition, our vertical integration provides us with greater control over quality, delivery and cost, and enables us to offer our customers a complete EMS solution. Each of the Greenfield facilities (all of which are assembly facilities) we have opened since 1996 has been opened in response to the expansion of our relationships with existing customers. We will continue to emphasize being a full-solution partner to our existing customers.

          Concentrate on High Value-Added Products and Services. We focus on providing EMS solutions to leading manufacturers of advanced electronics products that generally require custom designed, more complex interconnect products and short lead-time manufacturing services. These products are typically lower-volume, higher-margin products.

          Capitalize on Our Advanced Printed Circuit Board and Backpanel Capabilities. Based on our estimates of market share and our product capabilities, we believe we are an industry leader in the manufacture of complex, technologically advanced multi-layer printed circuit boards and custom-designed backpanel assemblies. Our state-of-the-art manufacturing facilities allow us to efficiently produce commercial quantities of printed circuit boards with up to 48 layers and circuit track widths as narrow as three one-thousandths of an inch. We also have the capability to produce printed circuit boards with up to 60 layers and circuit track widths as narrow as two one-thousandths of an inch. We have pioneered advances in some of the most significant areas of printed circuit board fabrication. Because many of the next generation products in the telecommunications and networking industries will require highly advanced printed circuit boards and backpanel assemblies, we are well positioned to capitalize on our capabilities in those areas by competing for the complete assembly of customers' products that utilize our printed circuit boards and backpanels.

          Exploit our Low Cost Manufacturing Locations. Our facilities in China and Mexico allow us to offer OEM customers a lower cost solution for printed circuit board fabrication, printed circuit board assembly, backpanel assembly, wire harness and cable assembly and full system assembly. Approximately 61% of our manufacturing capacity is located in these low cost locations.

          Expand Manufacturing Facilities in Low Cost Locations. Since 1999, we have significantly expanded our operations, increasing our scale and expanding our capabilities, through acquisitions and the opening of greenfield facilities in China and Mexico. We continue to make significant investments in low cost locations, the most recent being a new, expanded metal fabrication facility in Shenzhen, China. These facilities provide us with operations in key low-cost geographic markets for our existing customers as well as the electronics industry in general.

          Evaluate Acquisition Opportunities. We continue to evaluate business acquisition opportunities in order to broaden our service offerings, gain access to new geographic markets, enhance our vertical integration strategy and/or obtain facilities and equipment at a lower cost than building or leasing them. We have acquired entire companies, such as Circo Craft Co. Inc., Mommers Print Service B.V., PAGG Corporation, the printed circuit board manufacturing division ("Kalex") of Termbray Industries International (Holdings) Limited, Top Line Electronics, Laughlin-Wilt Group, Inc., Accutec and Chang Yuen. In addition, given our strong relationships with leading OEMs in the telecommunications and networking segments, we expect to continue to proactively pursue acquisition opportunities from our OEM customers that divest their captive manufacturing assets. Prior acquisitions of this nature include the acquisition of the assets of the Interconnection Technologies Unit of the Microelectronics Group of Lucent Technologies, the acquisition of the wire harness assets of General Electric, the acquisition of the Marconi network components and services business, the acquisition of the Rouen global provisioning facility of Lucent Technologies, and the acquisition of certain manufacturing assets of Metawave Communications Corporation.

  MARKETS AND CUSTOMERS

     We provide services to more than 250 OEMs. Our position as a strategic supplier of EMS services, including printed circuit boards, backpanel assemblies, custom enclosures, and wire harnesses and cable assemblies, fosters close relationships with our customers. These relationships result in additional growth opportunities as we have expanded our capabilities and capacity to meet our customers' wide range of needs.

     The following table shows our net sales as a percentage by principal end-user markets we serve:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                          MARKETS                              1999     2000     2001
                          -------                             ------   ------   ------
Telecommunications and networking...........................   55.7%    61.7%    53.6%
Consumer/Industrial.........................................   22.9     17.3     24.6
Computer....................................................    8.3      8.9      8.7
Automotive..................................................    9.1      6.2     10.3
Other.......................................................    4.0      5.9      2.8
                                                              -----    -----    -----
          Total net sales...................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

     For the year ended December 31, 2001, sales to our 10 largest customers accounted for 61% of our net sales and sales to our single largest customer, Lucent Technologies, represented 21% of our net sales. No other single customer individually exceeded 10% of net sales for the year ended December 31, 2001.

     We cannot assure you that our principal customers will continue to purchase manufacturing services from us at current levels, if at all. Our customer concentration could increase or decrease, depending on future customer requirements, which will be dependent, in large part, on market conditions in the telecommunications, networking, automotive, consumer, industrial and computer industry segments in which our customers participate. The loss of one or more major customers, or a material decline in sales to or demand from our major customers, could have a material effect on our business and operating results.

  MANUFACTURING SERVICES

     Our offering of manufacturing services includes the following:

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

          Printed Circuit Board and Backpanel Fabrication. Printed circuit boards and backpanels are platforms that connect semiconductors and other electronic components. Backpanels connect printed circuit boards. We manufacture multi-layer printed circuit boards and backpanels on a low-volume, quick-turn basis, as well as on a high-volume production basis. In recent years, the trend in the electronics industry has been to increase the speed and performance of components while reducing their size. Semiconductor designs are currently so complex that they often require printed circuit boards with many layers of narrow, tightly spaced wiring. These advancements in component technologies have driven the change in printed circuit board design to higher density printed circuits.

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

          Custom Enclosures. We specialize in the manufacture of custom designed chassis and enclosures primarily used in the electronics, telecommunications, industrial and computer industries. As a fully integrated supply chain partner with expertise in design, rapid prototyping, manufacturing, packaging and logistics, we provide our customers with reduced manufacturing costs and shortened time to market throughout a product's life cycle. Custom metal enclosure fabrication takes place in four countries on three continents, central to our OEM customers' various points of manufacture.

          Wire Harnesses and Cable Assemblies. A wire harness and cable assembly is an assembly of wires with connectors and terminals attached to their ends that transmits electricity between two or more points. Our capability to provide wire harness and cable assembly components complements our vertically integrated approach to providing our OEM customers a complete EMS solution. We are one of the leading suppliers of wire harnesses and cable assemblies for use in household appliances. Due to the similarity in the process technology utilized in the manufacture of wire harnesses and cable assemblies for telecommunications and networking products and in the manufacture of wire harnesses for use in household appliances, we seek to leverage this expertise to enhance the value of the products and services we supply to our OEM customers in the telecommunications and networking industries.

          Full System Assembly and Test. We provide full system assembly services to OEMs. These services require sophisticated logistics capabilities and supply chain management capabilities to rapidly procure components, assemble products, perform complex testing and deliver products to end users around the world. Our full system assembly services involve combining custom metal enclosures and a wide range of subassemblies, including printed circuit board assembly. We also employ advanced test techniques to various subassemblies and final end products. Increasingly, OEMs require custom, build-to-order system solutions with very short lead times. We are focused on exploiting this trend through our advanced supply chain management capabilities.

          Packaging and Global Distribution. We offer our customers flexible, just-in-time and build-to-order delivery programs, allowing product shipments to be closely coordinated with customers' inventory requirements. Increasingly, we ship products directly into customers' distribution channels or directly to the end-user.

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

     We market our products through our own sales and marketing organization. This global sales organization is structured to ensure geographic coverage and account coordination. As of December 31, 2001, we employed approximately 250 sales and marketing employees, of which 75 are direct sales representatives strategically located throughout fifteen countries in North America, Europe and Asia. The North American sales organization is divided into two regions (East and West) which are jointly serviced by direct sales representatives. In Europe and Asia, our sales force is focused by country and by customer. Each sales region has a support staff of sales engineers, program managers, technical service personnel and customer service organizations to ensure high-quality, customer-focused service. The global marketing organization further supports the sales organization through market research, market development and communications.

     We have enhanced our global sales and marketing network in order to leverage our increased EMS capabilities. For those customers with locations in more than one region of the world, we offer consistently high-quality products and services which can be delivered from the particular facility which best meets that customer's requirements. We assign global account managers to our most strategic customers. These global account managers are the strategic focal point within Viasystems for developing a strong strategic business partner relationship with our global accounts. Regional account managers support these global account managers, providing account sales support at the global account's various locations around the world.

  MANUFACTURING AND ENGINEERING

     We produce highly complex, technologically advanced multi-layer and standardized technology printed circuit boards, backpanel assemblies, printed circuit board assemblies, wire harnesses and custom cable assemblies, custom enclosures and full systems that meet increasingly tight tolerances and specifications demanded by OEMs. Multi-layering, which involves placing multiple layers of electronic circuitry on a single printed circuit board or backpanel, expands the number of circuits and components that can be contained on the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the printed circuit board or backpanel. Interconnect products having narrow, closely spaced circuit tracks are known as fine line products. Today, we and a few other industry leaders are capable of efficiently producing commercial quantities of printed circuit boards with up to 48 layers and circuit track widths as narrow as three one-thousandths of an inch. We have the capability to produce printed circuit boards with up to 60 layers and circuit track widths as narrow as two one-thousandths of an inch. The manufacture of complex multi-layer interconnect products often requires the use of sophisticated circuit interconnections between layers, called blind or buried vias, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds, referred to as controlled impedance. These technologies require very tight lamination and etching tolerances and are especially critical for printed circuit boards with ten or more layers.

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

  QUALITY STANDARDS

     Our quality systems are defect prevention based, customer focused and compliant to international standards. All of our facilities are compliant or certified to ISO 9002:1994. ISO 9002:1994 specifies requirements that focus on the effectiveness of the quality management system in meeting customer requirements. In addition to ISO 9002:1994, we have facilities that are certified to ISO 9001:2000, ISO 14001:1996 and QS 9000. The focus for 2002 is on obtaining TL 9000 certification at facilities which provide products which service the telecommunications industry.

     Our facilities are also compliant to industry and regulatory requirements, including Bellcore, British Approval Board for Telecommunications (BABT), Underwriters Laboratory (UL), and Canadian Standards Association (CSA). These requirements include quality, manufacturing process controls, manufacturing documentation and supplier certification of raw materials.

  TECHNOLOGY DEVELOPMENT

     Our close involvement with our customers at the early stages of their product development cycles positions us at the leading edge of technical innovation in the manufacturing of backpanel assemblies and printed circuit boards. We selectively seek orders that require the use of state-of-the-art manufacturing techniques or materials in order to further develop our manufacturing expertise. We work closely with our customers and suppliers to provide industry-leading solutions. Current areas of manufacturing process development include densification, laser ablation, large and thick backpanels, "on-board" fiber and embedded photonics.

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

     We have developed expertise and techniques that we use in the manufacture of printed circuit boards, backpanels and subsystems. We believe many of the manufacturing processes related to the manufacture of printed circuit boards are proprietary, including our ability to manufacture large perimeter, thick, high-layer count backpanels. Generally, we rely on common law trade secret protection and on confidentiality agreements with our employees and customers, where applicable, to protect our expertise and techniques. We own 29 patents and license 16 patents and believe that patents have not historically constituted a significant form of intellectual property right in our industry. Two of our patents expire within the next two years and the remainder expire over the next 15 years. The expiration of any of these patents is not expected to have a material adverse effect on our ability to operate.

  SUPPLIER RELATIONSHIPS

     We order materials and components based on purchase orders received and accepted from our customers and seek to minimize our inventory of materials or components that are not identified for use in filling specific orders or specific customer contracts. Historically, materials and components we use have been readily available in the open market. We continue to work with our suppliers to develop just-in-time supply systems which reduce inventory carrying costs, and contract globally, where appropriate, to leverage our purchasing volumes. We also certify our suppliers and potential suppliers on the basis of quality, on-time delivery, costs, technical capability, and potential technical advancement.

  COMPETITION

     Significant competitive factors in the EMS industry include product quality, responsiveness to customers, manufacturing and engineering technology and price. We believe that competition in the market segments we serve is based more on product quality and responsive customer service and support than on price, in part, because the cost of interconnect products manufactured by us is usually low relative to the total cost of the equipment and because product reliability and prompt delivery are of greater importance to our customers. Our vertical model, including our key core competencies in manufacturing complex printed circuit boards, affords us the opportunity to supply our customers with state of the art solutions. We believe that our primary competitive strengths are our ability to provide responsive, flexible, short lead-time manufacturing services, our engineering and manufacturing expertise and our customer service support.

     We believe that our breadth of service offerings in the EMS industry compares favorably to that of the other leading EMS providers. However, we face intense competition from a number of established competitors in our various product markets. We also face competition from OEMs who perform EMS services internally. We have competitors that have greater financial and manufacturing resources than we do, including significantly greater printed circuit board assembly capacity. During periods of recession, our competitive advantages may be of reduced importance. In addition, captive interconnect product manufacturers may seek orders in the open market to fill excess capacity, thereby increasing price competition.

  INTERNATIONAL OPERATIONS

     As of December 31, 2001, we had 18 manufacturing facilities located outside the United States, with sales offices throughout Europe and Asia Pacific. We believe that our global presence is important as it allows us to provide consistent, quality products on a timely basis to our multinational customers worldwide. For additional information regarding our international operations, see Note 15 to the consolidated financial statements contained in Part II, Item 8.

     We rely heavily on our international operations and are subject to risks generally associated with operating in foreign countries, including price and exchange controls, fluctuations in currency exchange rates and other restrictive actions that could have a material effect on our results of operations, financial condition and cash flows.

  BACKLOG

     We estimate that our backlog of unfilled orders on December 31, 2000 and 2001 was approximately $326.2 million and $110.5 million, respectively. The decrease in backlog from December 31, 2000 was due to decreased demand primarily for printed circuit boards by our key North American telecommunication and networking customers. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

  ENVIRONMENTAL

     Some of our operations are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of pollutants into the air and water, as well as the handling and disposal of solid and hazardous wastes. We believe that we are in material compliance with applicable environmental laws and the costs of compliance with such current or proposed environmental laws and regulations will not have a material adverse effect on us. Further, we are not a party to any claim or proceeding and we are not aware of any threatened claim or proceeding under environmental laws that could, if adversely decided, reasonably be expected to have a material adverse effect on us. Currently, remediation of contamination is being undertaken at our facilities in Virginia and Puerto Rico. Both of these facilities were closed during 2001 and have no ongoing production. While the cost of the remediation could be material, the prior owners are conducting the requisite remedial actions and have agreed to indemnify us for costs associated with the remediations. We believe that the prior owners of those facilities are fully capable of performing and will perform under such agreements. Accordingly, we do not believe that any of these matters are reasonably likely to have a material adverse effect on our business, results of operations, financial condition, prospects and ability to service debt.

  EMPLOYEES

     As of December 31, 2001, we had approximately 18,800 employees. Of these employees, approximately 16,100 were involved in manufacturing, 1,450 worked in engineering, 250 worked in sales and marketing, and 1,000 worked in accounting and administrative capacities. No employees are represented by a union pursuant to a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage or work slowdown, and believe we have good relations with our employees.

  WHERE YOU CAN FIND MORE INFORMATION

     Group files annual, quarterly and special reports and other information with the Securities and Exchange Commission (the "SEC"). Any reports, statements or other information filed by us may be read and copied at the SEC's public reference room, at 450 Fifth Street NW, Washington, DC, as well as at public reference rooms in New York, NY and Chicago, IL. For further information on public reference rooms, call 1 (800) SEC-0330. Group's filings are also available to the public from commercial retrieval services and at the Internet web site maintained by the SEC at http://www.SEC.gov.

ITEM 2.  PROPERTIES

     In addition to our executive offices in St. Louis, Missouri, as of December 31, 2001, we operate 26 principal manufacturing and research facilities, located in 8 different countries with a total area of approximately 6.3 million square feet, of which approximately 1.9 million square feet are leased. We believe our plants and equipment include state-of-the-art technology and are well maintained. We believe that our existing owned and leased facilities are adequate to meet our reasonably foreseeable requirements for at least the next two years.

     Some of our owned facilities are subject to mortgages under our senior credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements contained elsewhere in this Report.

                                          SIZE          TYPE OF
             LOCATION               (APPROX. SQ. FT.)   INTEREST   DESCRIPTION OF PRODUCTS/SERVICES PROVIDED
             --------               -----------------   --------   -----------------------------------------
UNITED STATES
Bucyrus, Ohio.....................         47,000        Leased    Wire harness and cable assembly
Columbus, Ohio....................         35,000        Leased    Full system assembly
Beaverton, Oregon.................         75,000        Leased    Full system assembly
Milford, Massachusetts............        108,000        Leased    Full system assembly
San Jose, California..............         60,000        Leased    Full system assembly
Mishawaka, Indiana................         38,000         Owned    Wire harness and cable assembly
Milwaukee, Wisconsin..............        305,000        Leased    Custom metal enclosure fabrication
Redmond, Washington...............         26,000        Leased    Full system assembly
CANADA
Pointe-Claire (Montreal),                 168,000         Owned    Printed circuit board fabrication
  Quebec..........................
Kirkland (Montreal), Quebec.......        121,000         Owned    Printed circuit board fabrication
Granby (Montreal), Quebec.........        119,000         Owned    Printed circuit board fabrication
MEXICO
Juarez, Mexico....................         51,000        Leased    Backpanel assembly
Juarez, Mexico....................        438,000        Leased    Wire harness and cable assembly
Chihuahua, Mexico.................        282,000         Owned    Wire harness and cable assembly
Chihuahua, Mexico.................        253,000        Leased    Wire harness and cable assembly
EUROPE
Echt, Netherlands.................        462,000         Owned    Printed circuit board fabrication and
                                                                   backpanel assembly
Rouen, France.....................        344,000         Owned    Full system assembly
Terni, Italy......................        234,000         Owned    Custom metal enclosure fabrication and
                                                                   full system assembly
Ballynahinch, Northern Ireland....         73,000         Owned    Wire harness and cable assembly, power
                                                                   supplies and printed circuit board
                                                                   fabrication
Coventry, England.................        219,000        Leased    Custom metal and plastic enclosure
                                                                   fabrication and full system assembly
ASIA
Guangzhou, China..................      2,000,000         Owned    Printed circuit board fabrication and
                                                                   assembly
Zhongshan, China..................        318,000         Owned    Printed circuit board fabrication
Shanghai, China...................        229,000         Owned    Backpanel assembly and custom metal
                                                                   enclosure fabrication
Shenzhen, China...................         95,000        Leased    Full system assembly
ShiYan, China.....................        176,000        Leased    Full system assembly
Qingdao, China....................         30,000        Leased    Full system assembly

     In addition to the facilities listed above, at December 31, 2001 we maintained several sales and marketing and other facilities located throughout North America, Europe, Asia and South America, all of which are leased.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 19, 2001, Group held a Special Meeting of Stockholders, for stockholders of record as of September 24, 2001. The matter voted upon at the meeting was approval of the issuance by Group of up to 10 million shares of its common stock, par value $0.01 per share ("Common Stock"), to certain affiliates of Hicks, Muse, Tate & Furst Incorporated (Hicks, Muse, Tate & Furst Incorporated, its affiliates, and/or its partners collectively or individually, "HMTF") upon the exercise of certain warrants to purchase Common Stock held by HMTF in order to ensure compliance with (a) the provisions of that certain Subscription Agreement dated as of July 19, 2001 and (b) Rule 312 of the New York Stock Exchange.

    For: 95,807,675           Against: 144,238           Abstain: 1,357,037.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     Group's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "VG". The following table sets forth the range of high and low sales prices for each period indicated:

                                                         2000*               2001
                                                  -------------------   --------------
                                                    HIGH       LOW       HIGH     LOW
                                                  --------   --------   ------   -----
First quarter...................................  $23.0625   $14.4375   $11.01   $1.83
Second quarter..................................  $ 18.125   $  8.375   $ 4.75   $2.17
Third quarter...................................  $  21.75   $  13.75   $ 3.08   $0.53
Fourth quarter..................................  $  17.75   $   6.00   $ 1.50   $0.35

---------------

* The common stock first traded on the NYSE on March 24, 2000.

     Group has never paid cash dividends on its common stock and has no present plans to do so. Group is a holding company whose only significant asset is the stock of its wholly owned subsidiary, Viasystems, and, accordingly, Group relies on distributions from its subsidiaries for cash. Moreover, Viasystems' senior credit facility, the indentures governing Viasystems' senior subordinated notes and Group's Series B Preferred Stock each contain restrictions on Group's ability to pay dividends and/or receive distributions from its subsidiaries. There were approximately 552 shareholders of record as of March 26, 2002.

     On April 9, 2001, Group issued an aggregate of 1,650,319 shares pursuant to the acquisition of Top Line Electronics Corporation in June 2000. The shares were issued pursuant to an exemption from the registration requirements of
Section 5 of the Securities Exchange Act of 1933, as amended, by reason of
Section 3(a)(10) thereunder.

     On April 17, 2001, Group issued an aggregate of 535,905 shares of common stock valued at $1.8 million pursuant to the acquisition of Chang Yuen. The shares were issued pursuant to an exemption from the registration requirements of Section 5 of the Securities Exchange Act of 1933, as amended, by reason of
Section 4(2) thereunder.

     During the year ended December 31, 2001, Group issued an aggregate of 70,821 shares of common stock, in connection with the exercise employee stock options. The shares were issued pursuant to an exemption from the registration requirements of Section 5 of the Securities Exchange Act of 1933, as amended, by reason of Section 4(2) thereunder.

     In January 2002, Group announced that it had been notified by the NYSE that it had fallen below the continued listing criteria requiring total market capitalization of $100.0 million. This notification was in addition to earlier notification that Group was below the $1.00 minimum share price also required for continued listing. As required by the NYSE, Group has submitted a business plan outlining how it intends to return to compliance with the continued listing standards within eighteen months of the NYSE's notification. Group's plan is currently under review by the NYSE.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial and other data below for the years ended December 31, 1997 through 2001 presents consolidated financial information of Group and its subsidiaries and has been derived from our audited consolidated financial statements.

     The following information should be read in conjunction with our audited consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all included elsewhere in this Report.

                                                                  YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------
                                              1997          1998          1999           2000           2001
                                           -----------   -----------   -----------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
Net sales................................  $   960,719   $ 1,202,321   $ 1,293,370   $  1,604,985   $  1,206,536
Cost of goods sold(1)....................      684,777       856,942       969,614      1,230,552      1,042,886
Selling, general and administrative
  expenses, including non-cash
  compensation expense charge of $0,
  $3,398, $110,070, $104,351 and $0,
  respectively(2)........................       83,497       119,424       232,653        225,611         96,838
Depreciation and amortization............      116,229       172,950       182,143        144,866        126,292
Write-off of amounts due from
  affiliates(3)..........................           --            --            --             --        144,099
Restructuring and impairment
  charges(4).............................           --            --       468,389             --        281,374
Write-off of acquired in-process research
  and development(5).....................      294,500        20,100        17,600             --             --
                                           -----------   -----------   -----------   ------------   ------------
Operating income (loss)..................     (218,284)       32,905      (577,029)         3,956       (484,953)
                                           -----------   -----------   -----------   ------------   ------------
Interest expense, net....................       73,322       101,045       117,822        105,514         97,174
Amortization of deferred financing
  costs..................................        6,629         9,354         6,619          4,296          4,013
Other expense (income)...................        1,138         4,964        23,594          1,857            879
                                           -----------   -----------   -----------   ------------   ------------
Loss before income taxes, cumulative
  effect of a change in accounting
  principle and extraordinary item.......     (299,373)      (82,458)     (725,064)      (107,711)      (587,019)
                                           -----------   -----------   -----------   ------------   ------------
Provision (benefit) for income taxes.....       13,490        (1,812)      (23,212)        (2,923)            --
                                           -----------   -----------   -----------   ------------   ------------
Loss before cumulative effect of a change
  in accounting principle and
  extraordinary item.....................     (312,863)      (80,646)     (701,852)      (104,788)      (587,019)
Cumulative effect -- write-off of
  start-up costs, net of income tax
  benefit of $6,734(6)...................           --            --        18,443             --             --
Extraordinary item -- loss on early
  extinguishment of debt, net of income
  tax benefit of $4,332 in 1997 and $0 in
  2000(7)................................        7,796            --            --         31,196             --
                                           -----------   -----------   -----------   ------------   ------------
Net loss.................................  $  (320,659)  $   (80,646)  $  (720,295)  $   (135,984)  $   (587,019)
                                           ===========   ===========   ===========   ============   ============
Basic net loss per weighted average
  common share(8)........................  $    (10.76)  $     (1.54)  $    (10.14)  $      (1.13)  $      (4.21)
                                           ===========   ===========   ===========   ============   ============
Basic weighted average common
  shares(8)..............................   26,507,409    48,205,838    62,123,268    121,607,031    140,891,151
Diluted net loss per weighted average
  common share(8)........................  $    (12.22)  $     (1.71)  $    (10.77)  $      (1.14)  $      (4.21)
                                           ===========   ===========   ===========   ============   ============
Diluted weighted average common
  shares(8)..............................   26,507,409    48,669,528    67,238,458    123,258,689    140,891,151
BALANCE SHEET DATA:
Cash and cash equivalents................  $    27,538   $     9,335   $    22,839   $     45,676   $     34,202
Working capital..........................       37,830        31,394       112,220        259,759        122,054
Total assets.............................    1,153,548     1,545,641     1,309,226      1,611,284        988,045
Total debt, including current
  maturities.............................      847,396     1,134,992     1,362,523      1,024,317      1,040,919
Stockholders' equity (deficit)...........      (26,738)      (90,578)     (537,247)        89,831       (361,936)

---------------

(1) During the year-ended December 31, 2001, we wrote-off approximately $49.3 million of inventory in connection with our 2001 restructuring plans. See
    Note 3 of our consolidated financial statements contained in Part II, Item
    8.

(2) During the years ended December 31, 1998 and 1999, we recorded non-cash compensation charges of $3.4 million and $110.1 million, respectively, which reflect the difference between the cost of the class A common stock and class A series II common stock and the value of the common stock that it was convertible into at those dates. Additionally, in connection with Group's initial public offering during the year ended December 31, 2000, we recorded non-cash compensation expense charges totaling $104.4 million: (i) $33.6 million related to the amendment of terms of the performance stock options held by members of management that eliminated the exercisability restrictions and variable exercise price terms; (ii) $63.0 million related to the conversion of each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock; and (iii) $7.8 million related to options issued to HMTF as consideration for the termination of certain agreements.

(3) Represents a charge taken to write-off amounts due from European PCB Group that have been impaired. See Note 1 of our consolidated financial statements contained in Part II, Item 8.

(4) Represents impairment losses taken in 1999 and 2001 related to the write-off of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" as well as charges related to our 2001 restructuring plans. See Note 3 to our consolidated financial statements contained in Part II, Item 8.

(5) Represents charges relating to the write-off of acquired in-process research and development costs associated with the acquisitions of Circo Craft and the assets of the Interconnection Technologies Unit of the Microelectronics Group (the "Lucent Division") of Lucent Technologies Inc. in 1996, the Forward Group Plc ("Forward") and Interconnection Systems (Holdings) Limited ("ISL") in 1997, Mommers Print Service B.V. and Zincocelere S.p.A. ("Zincocelere") in 1998 and Kalex in 1999. The write-off relates to acquired research and development for projects that do not have a future alternative use.

(6) Represents the write-off of the net book value of start-up costs as of January 1, 1999, related to the required adoption of the Financial Accounting Standards Board's issuance of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organizational costs to be expensed as incurred effective January 1, 1999.

(7) We recorded, as an extraordinary item, a non-cash write-off of deferred financing fees of approximately $7.8 million, net of income tax benefit of $4.3 million, in 1997 and $31.2 million, net of income tax benefit of $0, in 2000 related to deferred financing fees incurred on debt retired before maturity.

(8) Basic net loss per weighted average common share is computed by dividing the net loss plus the charge for preferred stock dividends and accretion less the loss attributable to class A common stock and class A series II common stock by the weighted average common shares outstanding during the period. Diluted net loss per weighted average common share is computed by dividing the net loss plus the charge for preferred stock dividends and accretion by the weighted average common shares outstanding during the period plus the weighted average class A common stock and class A series II common stock on an as if converted basis until March 23, 2000, at which time we converted each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. Options and warrants were excluded from the diluted calculation because their effect is anti-dilutive. For further discussion on the calculation of basic and diluted loss per share, refer to
    Note 24 of our consolidated financial statements contained in Part II, Item
    8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis our management evaluates its estimates and judgements. Our management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Our management believes the following critical accounting policies, among others, affect our more significant judgements and estimates used in the preparation of our consolidated financial statements:

          Accounts Receivable. We perform ongoing credit evaluations of our customers and we adjust credit limits based upon each customer's payment history and current credit worthiness, as determined by credit information available at that time. We continuously monitor collections and payments from our customers and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. While such losses have historically been within our expectations and the provisions established, if the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

          Inventories. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those historically experienced or projected by us, additional inventory write-downs may be required.

          Valuation of Goodwill and other Intangible Assets. We assess the impairment of goodwill and other identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

             significant underperformance relative to historical or projected future operating results;

             significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

             significant negative industry or economic trends; significant decline in our stock price for a sustained period; and

             our market capitalization relative to net book value.

             When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment bases on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model. During the year ended December 31, 2001 we recorded an impairment charge totaling $133.3 million, of which, $129.1 related to goodwill.

             In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize goodwill, resulting in a decrease to annual amortization expense of approximately $16.6 million. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

          Income Taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent, feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the net deferred tax asset would increase income in the period such determination was made.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Net sales for the year ended December 31, 2001 were $1,206.5 million, representing a $398.5 million, or 24.8%, decrease from the same period in 2000. The decrease was primarily a result of continued weakness in printed circuit board sales to key North American telecommunication and networking customers, partially offset by the impact of acquisitions made in 2000 and 2001.

     Cost of goods sold for the year ended December 31, 2001 was $993.6 million, or 82.4% of sales (excluding one-time write-offs of $49.3 million of inventory related to the Restructuring), compared to $1,230.6 million, or 76.7% of sales, for the year ended December 31, 2000. Cost of goods sold as a percent of net sales increased as a result of a higher percentage of EMS sales in 2001, which generally have lower margins than printed circuit board sales, and lower absorption of our fixed overhead cost in our facilities throughout North America, Europe and Asia due to lower demand from our key telecommunication and networking customers.

     Selling, general and administrative expenses for the year ended December 31, 2001 were $96.8 million, a decrease of $24.4 million, or 20.1%, versus the comparable period in 2000 (excluding the non-cash compensation expense charge of $104.4 million in March 2000). These costs decreased primarily due to cost reductions related to the Restructuring and a reduction in expenses as a result of the transfer of the operations formerly conducted by Forward, ISL, Zincocelere and the PCB production facility of Ericsson Telecom AB in March 2000, partially offset by increases in general and administrative expenses related to the acquisitions completed in 2000 and 2001.

     In connection with Group's initial public offering in March 2000, Group amended the terms of the performance stock options held by members of management to eliminate the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price of $9.00 per share and are immediately exercisable. As a result of these amendments, we recorded a one-time, non-cash compensation expense charge of approximately $33.6 million during the three months ended March 31, 2000.

     Also in connection with Group's initial public offering in March 2000, Group converted each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This conversion eliminated the variable terms of the class A common stock and class A series II common stock and resulted in a one-time, non-cash compensation expense charge of approximately $63.0 million recorded during the three months ended March 31, 2000. This charge reflects the difference between the cost of the class A common stock and the class A series II common stock and the value of the common stock into which it was convertible at March 23, 2000.

     Additionally, in connection with Group's initial public offering in March 2000, Viasystems terminated the monitoring and oversight agreement and financial advisory agreement with HMTF. As consideration for such termination, Group granted to HMTF options to purchase an aggregate of 2,134,000 shares of Group's common stock at an exercise price of $21.00 per share. The option grant resulted in a net one-time, non-cash compensation expense charge of approximately $7.8 million recorded during the three months ended March 31, 2000.

     During the quarter ended December 31, 2001, we recorded non-cash asset impairments totaling $141.1 million primarily related to the write-off of long-lived assets in accordance with Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). Based on current business enterprise values using common appraisal methods, the assessment identified impairments of long-lived assets acquired pursuant to the Top Line, Laughlin-Wilt and NC&S acquisitions. The calculated business enterprise values determined were compared to the net book values of the related long-lived assets with the excess of net book value over the business enterprise value representing the amount of the impairment loss. The impairment loss for each group of assets, totaling $133.3 million, was first charged against goodwill ($129.1 million) with the remaining amounts being charged to property, plant and equipment ($4.2 million). The impairment resulted from the economic downturn experienced during 2001, primarily related to our telecommunication and networking customers. Through the third fiscal quarter of 2001, it was expected that the economic downturn impacting these assets was a short-term inventory correction. However, in the fourth quarter it became clear to management that the downturn impacting these assets was more severe and of a long-term nature resulting in a significant decline in profitability that is not expected to return in the near term.

     During the year ended December 31, 2001, we recorded a series of restructuring charges totaling $59.8 million. These charges were taken in light of the economic downturn primarily related to our large telecommunication and networking customers. During 2001 we began evaluating our cost position compared to anticipated levels of business for 2001 and beyond and determined that plant shutdowns, plant consolidations and downsizing were required to reduce costs to more appropriate levels in line with current and expected customer demand. A summary of the 2001 restructuring activity (the "Restructuring") by quarter is as follows:

     During the quarter ended March 31, 2001, we recorded a restructuring charge of $12.0 million, primarily related to the phase one workforce reductions in our Richmond, Virginia PCB fabrication facility as well as small workforce reductions at certain other North American operations. The workforce reductions impacted a total of 2,507 employees, of which 1,915 were regular, union employees, 547 were regular, non-union employees and 45 were temporary/contract employees. All of these employees were terminated by December 31, 2001.

     During the quarter ended June 30, 2001, we recorded a restructuring charge of $30.5 million, primarily related to the closure of our Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities as well as small workforce reductions at certain other North American and European operations. The facility closures and workforce reductions impacted a total of 1,613 employees, of which 1,228 were regular, union employees, 373 were regular, non-union employees and 12 were temporary/contract employees. All of these employees were terminated by December 31, 2001.

     During the quarter ended September 30, 2001, we recorded a restructuring charge of $16.2 million, primarily related to the consolidation of our two San Jose, California PCB assembly operations as well as headcount reductions at our corporate offices. The consolidation and workforce reductions impacted a total of 471 employees, of which 150 were regular, union employees, 315 were regular, non-union employees and 6 were temporary/contract employees. All of these employees were terminated by December 31, 2001.

     During the quarter ended December 31, 2001, we recorded a restructuring charge of $7.1 million, primarily related to workforce reductions at our European PCB fabrication facility as well as small workforce reductions at other European facilities. The workforce reductions impacted a total of 455 employees, all of which were regular, non-union employees. All of these employees were terminated by December 31, 2001.

     Additionally, during the quarter ended December 31, 2001, we reversed $6.0 million of restructuring charges previously recorded. This reversal primarily related to a change in our plan related to the consolidation of our two San Jose, California PCB assembly operations. Initially, the plan included consolidating the leased operation into the owned operation, resulting in a restructuring charge related to the contractual obligation on the leased facility. Subsequently, we amended our plan and made the decision to consolidate the owned operation into the leased operation resulting in a reversal to the restructuring charge related to the lease commitment.

     In connection with the Restructuring, we also recorded impairment charges totaling $82.7 million to write-down to fair value certain land and buildings as well as machinery and equipment, office equipment and systems that were obsolete or redundant due to the closure and consolidation of facilities pursuant to the Restructuring. Included in the impairment charge were the following amounts: a write-down of land, buildings and leasehold improvements totaling $25.4 million, related to our Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities that were closed; a write-down of machinery and equipment totaling $14.9 million, a write-down of office equipment totaling $37.7 million, and a write-down of systems and construction in progress totaling $4.7 million, each primarily related to obsolete or redundant assets at our

Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities that were closed as well as certain other North American and European operations that were consolidated.

     At December 31, 2001, $17.7 million of the assets held for disposal had been sold or otherwise disposed, leaving $16.3 million remaining on the books, of which $13.0 million consisted of the land and building related to our Richmond, Virginia PCB fabrication facility. We are actively marketing the land and building for sale and expect to complete the disposal of the assets during 2002. The remaining $3.3 million of net book value of assets held for disposal on the books at December 31, 2001 consists primarily of machinery and equipment and office equipment related to redundant or obsolete assets at our Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities and are expected to be disposed of during the next 18-24 months.

     Below is a table summarizing restructuring and impairment activity for the year ended December 31, 2001 ($ in 000's):

                                                                                                             CUMULATIVE
                                            THREE MONTHS ENDED                                                DRAWDOWNS
                            ---------------------------------------------------                          -------------------
                            MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,                            CASH     NON-CASH
                              2001        2001         2001            2001       REVERSALS    TOTAL     PAYMENTS   CHARGES
                            ---------   --------   -------------   ------------   ---------   --------   --------   --------
Restructuring Activities:
 Personnel and
   severance..............   $11,755    $ 20,238      $ 6,505        $  5,524      $  (170)   $ 43,852   $36,282    $    --
 Lease and other
   contractual
   Commitments............        78       7,864        9,623           1,228       (5,836)     12,957     5,614         --
 Other....................       174       2,379          103             309           --       2,965     2,810         --
 Asset Impairments:
   Held for disposal......        --      75,043        5,454           2,210           --      82,707        --     82,707
   Held for use...........        --          --           --         133,252           --     133,252        --    133,252
   Other..................        --          --           --           5,641           --       5,641        --      5,641
                             -------    --------      -------        --------      -------    --------   -------    --------
Total restructuring and
 impairment charges.......   $12,007    $105,524      $21,685        $148,164      $(6,006)   $281,374   $44,706    $221,600
                             =======    ========      =======        ========      =======    ========   =======    ========


                             BALANCE AT
                            DECEMBER 31,
                                2001
                            ------------
Restructuring Activities:
 Personnel and
   severance..............    $ 7,570
 Lease and other
   contractual
   Commitments............      7,343
 Other....................        155
 Asset Impairments:
   Held for disposal......         --
   Held for use...........         --
   Other..................         --
                              -------
Total restructuring and
 impairment charges.......    $15,068
                              =======

     The significant components of the restructuring charge recorded for lease and other contractual commitments totaling approximately $13.0 million, are as follows: $8.5 million for leased and other facility commitments; $3.2 million for lease commitments on machinery and equipment; $1.2 million for waste water project commitments; and $0.1 million for other commitments.

     Also in connection with the Restructuring, we wrote-off inventory resulting in a $49.3 million and $0.8 million charge to cost of goods sold during the quarters ended June 30, 2001 and September 30, 2001, respectively. During the quarter ended December 31, 2001, we reversed inventory write-offs previously taken totaling $0.8 million. With respect to the inventory written-off during the quarter ended June 30, 2001, we have disposed of $39.1 million of the inventory and reversed the write-off and sold $1.0 million of the inventory, resulting in a remaining balance of $9.1 million at December 31, 2001. We expect to dispose of the remaining obsolete inventory during fiscal year 2002.

     The restructuring and impairment charges were determined based on formal plans approved by our management using the best information available to it at the time. The amounts we may ultimately incur may change as the balance of the plans are executed.

     We continue to review our operations in light of the continued economic downturn related to our telecommunication and networking customers. These reviews could result in additional workforce reductions. The impact these activities could have on our results of operations is not currently known.

     European PCB Group has disposed of the operations formerly conducted by Forward Group Plc and the PCB production facility of Ericsson Telecom AB. In addition, an administrative receiver has been appointed in respect of European PCB Group's ISL business. As a result, the business formerly conducted by Zincocelere S.p.A. is the only material asset remaining within European PCB Group. Accordingly, we compared the carrying amount of all current amounts due from European PCB Group, including the PCB

Group Notes, to their undiscounted expected future cash flows. We have concluded that amounts due from European PCB Group have been impaired. As a result, we recorded a charge for the quarter ended September 30, 2001 totaling $144.1 million to reflect the write-off of such amounts. This charge consisted of $127.6 million related to the PCB Group Notes and $16.5 million related to trade receivables.

     Depreciation and amortization decreased $18.6 million, from $144.9 million for the year ended December 31, 2000, to $126.3 million for the same period of 2001, primarily due to a reduction in expenses as a result of the distribution of the operations formerly conducted by Forward ISL, Zincocelere and the PCB production facility of Ericsson Telecom AB in March 2000 and due to a reduced fixed asset base as a result of the impairment of property and equipment held for disposal related to the closure of our Richmond, Virginia and San German, Puerto Rico PCB facilities, partially offset by the impact to depreciation of acquired fixed assets and to amortization of acquired intangibles from the acquisitions completed in 2000 and 2001.

     Other expense decreased $9.6 million, from $111.7 million for the year ended December 31, 2000, to $102.1 million for the same period of 2001, primarily due to reduced interest expense and amortization of deferred financing costs related to the recapitalization in connection with Group's initial public offering completed in March 2000 and reductions in market benchmark interest rates realized during 2001, partially offset by higher interest margins charged on borrowed funds under our senior secured credit facility resulting from amendments to the credit agreement completed during 2001.

     During the quarter ended March 31, 2000, we recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31.2 million, net of $0 income tax benefit, related to deferred financing fees incurred on debt under our prior credit agreement, which was retired before maturity with proceeds from Group's initial public offering.

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net sales for the year ended December 31, 2000 were $1.6 billion, representing a $311.6 million, or 24.1%, increase from the comparable period in 1999. The increase was primarily due to volume growth in the telecom/datacom industry and acquisitions completed in 1999 and 2000, partially offset by the reduction in sales associated with the distribution of the operations formerly conducted by Forward, ISL, Zincocelere and Viasystems Sweden in March 2000.

     Cost of goods sold for the year ended December 31, 2000 was $1.2 billion, or 76.7% of net sales, compared to $969.6 million, or 75.0% of net sales, for the year ended December 31, 1999. Cost of goods sold as a percent of net sales increased year over year as a result of a higher percentage of EMS sales in 2000, which generally have lower margins than printed circuit board sales. This was partially offset by higher production volume absorption and cost containment initiatives.

     Selling, general and administrative expenses (excluding the non-cash compensation expense charge of $110.1 million and $104.4 million in 1999 and 2000, respectively) for the year ended December 31, 2000 decreased by $1.3 million versus the comparable period in 1999. These costs decreased primarily due to a reduction in expenses as a result of the distribution of the operations formerly conducted by Forward, ISL, Zincocelere and Viasystems Sweden in March 2000, partially offset by increases in general and administrative expenses related to the acquisitions completed in 1999 and 2000.

     During the year ended December 31, 1999 we recorded a non-cash compensation charge of $110.1 million, which reflects the difference between the cost of the class A common stock and class A series II common stock and the value of common stock into which it was convertible at December 31, 1999.

     In connection with Group's initial public offering in March 2000, we amended the terms of the performance stock options held by members of management to eliminate the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price of $9.00 per share and are immediately exercisable. As a result of these amendments, we recorded a one-time non-cash compensation expense charge of approximately $33.6 million during the year ended December 31, 2000.

     Also in connection with Group's initial public offering in March 2000, Group converted each 6 2/3 shares of class A common stock and class A series II common stock into one share of common stock. This conversion eliminated the variable terms of the class A and class A series II common stock and resulted in a one-time non-cash compensation expense charge of approximately $63.0 million recorded during the year ended December 31, 2000.

     Additionally, in connection with Group's initial public offering in March 2000, Viasystems terminated the monitoring and oversight agreement and financial advisory agreement with HMTF. As consideration for such termination, we granted HMTF options to purchase an aggregate of 2,134,000 shares of Group's common stock at an exercise price of $21.00 per share. The option grant resulted in a net one-time non-cash compensation expense charge of approximately $7.8 million recorded during the year ended December 31, 2000.

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

     Depreciation and amortization decreased $37.2 million, from $182.1 million for the year ended December 31, 1999, to $144.9 million for the same period in 2000, primarily as a result of the distribution of the operations formerly conducted by Forward, ISL, Zincocelere and Viasystems Sweden in March 2000. This decrease was partially offset by the depreciation of acquired fixed assets and amortization of acquired intangibles from the acquisitions completed in 1999 and 2000.

     During 1999, we recorded a non-cash impairment loss of $468.4 million related to the write-off of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Based on current business enterprise values using common appraisal methods, the assessment identified impairment of long-lived assets acquired pursuant to the Forward, ISL and Zincocelere acquisitions. The calculated business enterprise values determined were compared to the net book value of the related long-lived assets with the difference representing the amount of the impairment loss. The impairment loss for each group of assets was first charged against goodwill with any remaining amounts being charged to the other acquired intangibles and property, plant and equipment, if necessary. The impairment resulted from significant changes in the markets served by the acquired businesses that were not anticipated at the time of each acquisition, most significantly a decline in market pricing. The decline in market pricing was due to the convergence of two factors: significant currency fluctuations and the emergence of significant offshore competition from Asia Pacific. While the primary currency for the acquired businesses is the U.K. pound sterling, their competitors were in Continental Europe and beginning to emerge from Asia Pacific. The currencies for most of the Continental European and Asia Pacific countries declined significantly against the U.K. pound sterling, which resulted in an improved relative cost position for the competitors and reduced market pricing. This decline in market pricing has resulted in a significant decline in profitability that is not expected to return in the near term.

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

     During the year ended 2000, we recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31.2 million (net of $0 income tax benefit) related to deferred financing fees incurred on debt under the old credit agreement, which was retired before maturity with proceeds from Group's initial public offering.

  HOLDING COMPANY STRUCTURE

     Group is a holding company that has no significant assets other than the capital stock of Viasystems and therefore, Group relies on dividends and distributions from Viasystems as its sole source of cash. Group's right to participate in dividends or other distributions from Viasystems is subject to restrictions imposed by the terms of Viasystems' senior secured credit facility, senior unsecured notes and senior subordinated notes, as well as the prior rights of Viasystems' creditors and other statutory restrictions.

  CASH FLOWS

     Net cash provided by operating activities was $47.9 million for the year ended December 31, 2001, compared to net cash provided by operating activities of $31.2 million for the same period in 2000. The increase in net cash provided by operating activities relates to collection of receipts from certain major customers and reduced investments in inventories, partially offset by payments to vendors.

     Net cash used in investing activities was $89.4 million for the year ended December 31, 2001, compared to $497.2 million for the year ended December 31, 2000. The net cash used in investing activities for 2001 included $78.8 million related to capital expenditures with the remainder used for two small acquisitions. In 2000, net cash used in investing activities included $360.3 million related to the acquisitions of the Wire Harness Business of International Wire, Marconi Communications Inc.'s network component and services business ("NC&S"), Top Line Electronics Corporation, Lucent Technologies' global provisioning facility in Rouen, Laughlin-Wilt and Accutec, with the remaining amounts related to capital expenditures.

     Net cash provided by financing activities was $31.1 million for the year ended December 31, 2001, compared to $490.0 million for the year ended December 31, 2000. The net cash provided by financing activities for 2001 relates principally to the $100.0 million in proceeds realized from the July 2001 issuance of Viasystems senior unsecured notes and warrants to purchase Group's common stock, less payments on revolving loans under Viasystems' senior credit facility and repayment of other long-term and capital lease obligations. Cash provided by financing activities in 2000 relates principally to the proceeds from our March 2000 initial public offering, as offset by debt repayments.

     On July 19, 2001, we issued $100.0 million principal amount of senior unsecured notes and warrants to purchase 10 million shares of Group's common stock to affiliates of Hicks, Muse, Tate & Furst Incorporated for a purchase price of $100.0 million. The senior unsecured notes bear interest at 14% per annum and mature on May 1, 2007. Interest is not payable currently, but rather will accrete semi-annually and be payable in full at maturity of the senior unsecured notes. The warrants are immediately exercisable and have an exercise price of $.01 per share and terminate in 2011. We have allocated $30.0 million of the proceeds from the senior unsecured notes to paid-in-capital and $70.0 million to debt, which represents the relative fair value of the securities at the time of issuance. The resulting debt discount of $30.0 million is being amortized, using the effective interest method, over the life of the senior unsecured notes. At December 31, 2001, the remaining unamortized discount was $26.9 million. The fair value of the warrants was determined using a Black-Scholes pricing model, assuming expected volatility of 116%, a risk-free rate of return of 3.0% and a dividend yield of 0%.

  LIQUIDITY AND CAPITAL RESOURCES

     The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                            PAYMENTS DUE BY YEAR
                                           ------------------------------------------------------
                                                                             2005 TO    2007 AND
                                            TOTAL     2002    2003 TO 2004    2006     THEREAFTER
                                           --------   -----   ------------   -------   ----------
                                                               (IN MILLIONS)
Contractual Obligations:
  Long-term debt(1)......................  $1,040.9   $ 3.2      $79.9        $70.8      $887.0
  Non-cancelable operating lease
     obligations.........................      55.3    11.3       15.2         10.5        18.3
                                           --------   -----      -----        -----      ------
          Total contractual cash
            obligations..................  $1,096.2   $14.5      $95.1        $81.3      $905.3
                                           ========   =====      =====        =====      ======

---------------

(1) Includes capital lease obligations.

     In addition to the above contractual cash obligations, we guaranteed approximately 12 million British Pounds (approximately $18.0 million) of an obligation with the Department of Trade and Industry (the "DTI") of the United Kingdom in respect of a grant provided to ISL. The grant is also secured by land and a building in North Tyneside owned by ISL which has an appraised value in excess of the grant obligation. Throughout the year, we have been engaged in discussions with the DTI regarding the guarantee and the grant. On January 31, 2002, we and European PCB Group entered into a settlement agreement with the DTI. Under the settlement agreement, we and European PCB Group jointly and severally agreed to pay 12.0 million British Pounds (approximately $18.0 million) in 9 installments beginning January 31, 2002 and ending on December 31, 2003. The first installment totaled 2.0 million British Pounds (approximately $3.0 million) and was paid on January 31, 2002 by European PCB Group with the remaining installments due periodically through December 31, 2003. We believe that European PCB Group has the ability and will continue to make the scheduled payments due under the settlement agreement. Furthermore, we believe that proceeds from the sale of the land and building in North Tyneside will be sufficient to satisfy all or substantially all amounts paid pursuant to the settlement agreement. European PCB Group has agreed to indemnify us in the event we are required to make any such payments.

     In addition, we have $9.8 million of letters of credit issued with respect to certain indebtedness of Zincocelere. The remaining obligation due by Zincocelere under the indebtedness totals approximately 7.2 million Euros (approximately $6.3 million). Historically, Zincocelere has made the scheduled payments under the indebtedness and we believe Zincocelere will continue to operate and make all future payments required under the indebtedness.

     As a result of the dramatic downturn in telecom component demand during 2001 and our highly leveraged capital structure, we expect to fail to satisfy certain financial maintenance covenants contained in our senior secured credit facility on March 31, 2002. In anticipation of this circumstance, we entered into an amendment to our credit agreement on March 29, 2002. The amendment provides that our credit facility lenders will refrain from exercising any rights or remedies in respect of our failure to comply prior to May 29, 2002. Under the terms of the amendment, our revolving borrowings under the senior secured credit facility are limited to $100 million, unless our consolidated net sales for the preceding eight week period exceed specified thresholds, in which case our revolving loan availability is increased to $150 million. The amendment further increases the interest rates payable on these borrowings by .25% per annum, imposes additional financial and operating restrictions and provides for the grant of certain additional liens to secure these borrowings. A fee of approximately $1.5 million was paid to our credit facility lenders in connection with the amendment.

     In light of these developments, we have retained Rothschild Inc. to assist us in evaluating several recapitalization alternatives in an effort to reduce debt and strengthen our balance sheet.

     As of December 31, 2001, we had $34.2 million of cash and cash equivalents and our working capital was $122.1 million. Giving effect to the recent amendment to our credit agreement, as of December 31, 2001, we would have had revolver availability under the senior secured credit facility of $78.9 million.

     We anticipate that our primary uses of cash for the next twelve months will be:

     - to meet working capital requirements;

     - for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product and process technology development; and

     - to pay interest on, and to repay principal of, indebtedness under our senior secured credit facility, our senior subordinated notes and our other outstanding indebtedness.

     We expect that our primary sources of cash will be cash on hand, cash from operating activities and revolving borrowings under our senior secured credit facility, as amended. We anticipate that these sources of cash will be sufficient to meet our requirements for working capital, capital expenditures, and debt service over the next 12 months. These expectations, however, assume that the forbearance under the recent amendment to our credit agreement will be extended in order to permit us to implement a restructuring or other plan. In the event that we are unable to enter into satisfactory arrangements with the lenders under our senior secured credit facility to extend such forbearance beyond May 29, 2002, up to $1 billion of indebtedness could become due and payable shortly thereafter. This indebtedness consists of term loans of $437.8 million and revolving loans of $10.6 million under the senior secured credit facility, $79.5 million (net of $26.6 million of unamortized discount) of senior unsecured notes, and $500 million principal amount of senior subordinated notes. Although there is no current default under the senior unsecured notes or the senior subordinated notes, a default would arise under these debt obligations in the event of an acceleration of the maturity of the senior secured credit facility indebtedness. In such event, we would not have sufficient liquidity to repay such indebtedness and we would not expect to be able to refinance such indebtedness. In addition, our future operating performance and ability to meet our financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond our control.

     Borrowings under our senior secured credit facility bear interest at floating rates which vary according to the interest option we select. Base rate term loans bear interest at the then effective base rate plus an applicable margin ranging from 2.50% to 3.00%. Eurocurrency term loans bear interest at the then effective eurocurrency base rate plus an applicable margin ranging from 3.50% to 4.00%. Revolving credit loans bear interest, at our option, at the then effective base rate plus 2.5% or the then effective eurocurrency base rate plus 3.50%. Our senior subordinated notes bear interest, payable semiannually, at the rate of 9 3/4% per annum.

  RECENT EVENTS

     As of March 27, 2002, HMTF has increased its investment in Viasystems through open market purchases of $112.1 million of Viasystems' 9 3/4 senior subordinated notes $51.3 million of and Viasystems' senior secured bank debt. These purchases were made at a discount to the face amount.

  NET OPERATING LOSS CARRYFORWARD

     For United States federal income tax purposes we had net operating loss carryforwards, or NOLs, amounting to approximately $867.1 million as of December 31, 2001. These NOLs have been reduced by approximately $92.5 million to reflect the offset against the NOLs of cancellation of indebtedness income we recognized as a result of open market purchases at a discount during 2001 by HMTF of Viasystems, indebtedness with an aggregate principal amount of $163.4 million.

     These NOLs expire in 2018 through 2021 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder impose limitations on the ability of corporations to use NOLs if the corporation experiences more than a 50% change in ownership during certain periods. We believe an ownership change occurred in March 2000 in connection with our initial public offering. As a consequence, the utilization of our NOLs is limited pursuant to Section 382 to approximately $96.5 million per year, with any unused portion carried over to succeeding years. Further changes in ownership in future periods could substantially restrict our ability to utilize our tax net operating loss carryforwards. In addition, as of December 31, 2001, we had NOLs of $17.7 million in the United Kingdom, $29.1 million in the Netherlands, $6.5 million in Italy, $54.4 million in Luxembourg, $0.5 million in

Brazil, $17.0 million in Canada, $0.5 million in Puerto Rico and $28.6 million in Hong Kong. These NOLs carry forward indefinitely except Canada and Puerto Rico, which expire in 2008.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets".

     SFAS 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations". The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). We are currently assessing the impact of SFAS 141 on our operating results and financial condition.

     SFAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Upon implementation of SFAS 142, our amortization expense for fiscal year 2002 is expected to decrease by approximately $16.6 million compared to fiscal year 2001 as a result of no longer amortizing goodwill. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of a long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. We currently do not expect the implementation of SFAS 144 to have a material impact on our operating results and financial condition. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

  IN-PROCESS RESEARCH AND DEVELOPMENT

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

  CONVERSION TO THE EURO

     On January 1, 1999, eleven participating countries of the European Union converted to the Euro as their common national currency. The previous national currencies of these countries will still be accepted as legal tender until at least January 1, 2002. Upon conversion to the Euro we did not experience any disruption or material impact on our results of operations, financial condition or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  INTEREST RATE RISK

     At December 31, 2000 and 2001, approximately $488.6 and $448.4 million, respectively, of our long-term debt, specifically borrowings outstanding under our senior credit facility and the loan notes, bore interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the year ended December 31, 2000 and 2001, would have increased by approximately $9.8 and $9.0 million, respectively. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

VIASYSTEMS GROUP, INC. & SUBSIDIARIES
Report of Independent Accountants...........................     27
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................     28
Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000 and 2001..........................     29
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1999, 2000 and 2001......     30
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001..........................     31
Notes to Consolidated Financial Statements..................     32
Schedule II -- Valuation and Qualifying Accounts............     63

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Viasystems Group, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Viasystems Group, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as a result of the dramatic downturn in telecom component demand during 2001, and the Company's highly leveraged capital structure, the Company will fail to satisfy at March 31, 2002, certain financial maintenance covenants contained in its senior credit facility. The potential ramification from the failure to satisfy these covenants raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 25. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 21 to the consolidated financial statements, in 1999 the Company changed its method of reporting costs of start-up activities.

                                          PRICEWATERHOUSECOOPERS LLP

Fort Worth, Texas
January 28, 2002, except for Recent Events for Note 1 and Note 25 for which the date is March 29, 2002

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                   2000             2001
                                                              --------------   --------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND
                                                                    PER SHARE AMOUNTS)
                                           ASSETS

Current assets:
  Cash and cash equivalents.................................   $    45,676      $    34,202
  Accounts receivable, less allowance for doubtful accounts
     of $7,233 and $15,654, respectively....................       320,561          157,443
  Inventories...............................................       255,973          113,589
  Prepaid expenses and other................................        70,922           37,036
                                                               -----------      -----------
          Total current assets..............................       693,132          342,270
Property, plant and equipment, net..........................       452,621          353,651
Deferred financing costs, net...............................        23,332           25,591
Intangible assets, net......................................       419,236          247,944
Other assets................................................        22,963           18,589
                                                               -----------      -----------
          Total assets......................................   $ 1,611,284      $   988,045
                                                               ===========      ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term obligations...............   $    23,882      $     3,215
  Accounts payable..........................................       293,696          125,897
  Accrued and other liabilities.............................       112,200           90,502
  Income taxes payable......................................         3,595              602
                                                               -----------      -----------
          Total current liabilities.........................       433,373          220,216
Deferred taxes..............................................        17,343           17,019
Long-term obligations, less current maturities (includes $0
  and $242.9 face amount, held by related parties,
  respectively).............................................     1,000,435        1,037,704
Other non-current liabilities...............................        24,201           23,430
Commitments and Contingencies
Preferred Stock:
  Series B Preferred Stock, par value $.01 per share,
     6,000,000 shares authorized; 1,647,343 and 1,783,137
     shares issued and outstanding, respectively, including
     liquidation preferences of $25.00 per share............        46,101           51,612
Stockholders' equity (deficit) Common stock, par value $.01
  per share, 500,000,000 shares authorized; 139,277,105 and
  141,534,081 shares issued and outstanding in 2000 and
  2001, respectively........................................         1,393            1,416
  Paid-in capital...........................................     1,555,269        1,581,606
  Notes due from affiliates.................................      (124,532)              --
  Accumulated deficit.......................................    (1,314,938)      (1,901,957)
  Treasury stock, at cost...................................          (122)            (122)
  Accumulated other comprehensive loss......................       (27,239)         (42,879)
                                                               -----------      -----------
          Total stockholders' equity (deficit)..............        89,831         (361,936)
                                                               -----------      -----------
          Total liabilities and stockholders' equity
            (deficit).......................................   $ 1,611,284      $   988,045
                                                               ===========      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               1999           2000           2001
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales................................................   $1,293,370     $1,604,985     $1,206,536
Operating expenses:
  Cost of goods sold.....................................      969,614      1,230,552      1,042,886
  Selling, general and administrative, including non-cash
     compensation expense charges of $110,070, $104,351
     and $0 respectively.................................      232,653        225,611         96,838
  Depreciation...........................................      118,873         98,457         79,718
  Amortization...........................................       63,270         46,409         46,574
  Write-off of amounts due from affiliates...............           --             --        144,099
  Restructuring and impairment charges...................      468,389             --        281,374
  Write-off of acquired in-process research and
     development.........................................       17,600             --             --
                                                            ----------     ----------     ----------
Operating income (loss)..................................     (577,029)         3,956       (484,953)
                                                            ----------     ----------     ----------
Other expenses:
  Interest expense.......................................      117,822        105,514         97,174
  Amortization of deferred financing costs...............        6,619          4,296          4,013
  Other expense, net.....................................       23,594          1,857            879
                                                            ----------     ----------     ----------
Loss before income taxes, cumulative effect of a change
  in accounting principle and extraordinary item.........     (725,064)      (107,711)      (587,019)
Benefit for income taxes.................................      (23,212)        (2,923)            --
                                                            ----------     ----------     ----------
Loss before cumulative effect of a change in accounting
  principle and extraordinary item.......................     (701,852)      (104,788)      (587,019)
Cumulative effect -- write-off of start-up costs, net of
  income tax benefit of $6,734...........................       18,443             --             --
Extraordinary item -- loss on early extinguishment of
  debt, net of income tax benefit of $0..................           --         31,196             --
                                                            ----------     ----------     ----------
       Net loss..........................................   $ (720,295)    $ (135,984)    $ (587,019)
                                                            ==========     ==========     ==========
Basic loss per weighted average common share:
  Before cumulative effect of a change in accounting
     principle and extraordinary item....................   $    (9.89)    $    (0.88)    $    (4.21)
  Cumulative effect......................................         (.25)            --             --
  Extraordinary item.....................................           --          (0.25)            --
                                                            ----------     ----------     ----------
       Net loss..........................................   $   (10.14)    $    (1.13)    $    (4.21)
                                                            ==========     ==========     ==========
Diluted loss per weighted average common share:
  Before cumulative effect of a change in accounting
     principle and extraordinary item....................   $   (10.50)    $    (0.89)    $    (4.21)
  Cumulative effect......................................        (0.27)            --             --
  Extraordinary item.....................................           --          (0.25)            --
                                                            ----------     ----------     ----------
       Net loss..........................................   $   (10.77)    $    (1.14)    $    (4.21)
                                                            ==========     ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                         ACCUMULATED
                                                                                                          AND OTHER
                                                                  NOTES DUE                             COMPREHENSIVE
                                            COMMON    PAID IN        FROM      ACCUMULATED   TREASURY      INCOME
                                            STOCK     CAPITAL     AFFILIATES     DEFICIT      STOCK        (LOSS)         TOTAL
                                            ------   ----------   ----------   -----------   --------   -------------   ---------
                                                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AT DECEMBER 31, 1998..............  $ 573    $  358,388   $      --    $  (458,659)   $  --       $  9,120      $ (90,578)
Comprehensive loss:
  Net loss................................     --            --          --       (720,295)      --             --       (720,295)
  Foreign currency translation
    adjustments...........................     --            --          --             --       --        (32,858)       (32,858)
  Minimum pension liability, net of income
    tax benefit of $254...................     --            --          --             --       --            593            593
                                                                                                                        ---------
Total comprehensive loss..................                                                                               (752,560)
                                                                                                                        ---------
Issuance of 27,329,906 shares of common
  stock...................................    273       199,774          --             --       --             --        200,047
Issuance of 273,223 shares of common stock
  issued for business combinations........      3         1,997          --             --       --             --          2,000
Issuance of 5,182,829 shares of class A
  series II common stock..................     52           259          --             --       --             --            311
Repurchase of 16,667 shares of common
  stock and 666,678 shares of class A
  common stock............................     --            --          --             --     (162)            --           (162)
Cancellation of 666,678 shares of class A
  common stock............................     (7)          (33)         --             --       40             --             --
Stock issuance costs......................     --        (1,903)         --             --       --             --         (1,903)
Paid-in-kind dividends of 115,899 shares
  of Series B
  Preferred Stock.........................     --        (4,240)         --             --       --             --         (4,240)
Net distribution prior to as-if pooling of
  Wire Harness Business...................     --          (232)         --             --       --             --           (232)
Non-cash compensation expense charge......     --       110,070          --             --       --             --        110,070
                                            ------   ----------   ---------    -----------    -----       --------      ---------
BALANCE AT DECEMBER 31, 1999..............    894       664,080          --     (1,178,954)    (122)       (23,145)      (537,247)
Comprehensive loss:
  Net loss................................     --            --          --       (135,984)      --             --       (135,984)
  Foreign currency translation
    adjustments...........................     --            --          --             --       --        (15,221)       (15,221)
                                                                                                                        ---------
Total comprehensive loss..................                                                                               (151,205)
                                                                                                                        ---------
Issuance of 44,000,000 shares of common
  stock...................................    440       923,560          --             --       --             --        924,000
Issuance of 88,167 shares of common stock
  issued under stock option plan..........      1           535          --             --       --             --            536
Issuance of 6,955,466 shares of common
  stock issued for business
  combinations............................     69       121,736          --             --       --             --        121,805
Conversion of class A common stock to
  4,676,600 shares of common stock........     (5)            5          --             --       --             --             --
Conversion of class A series II stock to
  5,555,600 shares of common stock........     (6)            6          --             --       --             --             --
As-if pooling of Wire Harness Business....     --      (210,798)         --             --       --             --       (210,798)
Net distribution to stockholders of
  European PCB Group......................     --            51          --             --       --         11,127         11,178
Issuance of Notes Due from Affiliates.....     --            --    (124,532)            --       --             --       (124,532)
Stock issuance costs, net of tax benefit
  of $0...................................     --       (58,457)         --             --       --             --        (58,457)
Paid-in-kind dividends of 125,453 shares
  of Series B
  Preferred Stock.........................     --        (4,828)         --             --       --             --         (4,828)
Non-cash compensation expense charges.....     --       119,379          --             --       --             --        119,379
                                            ------   ----------   ---------    -----------    -----       --------      ---------
BALANCE AT DECEMBER 31, 2000..............  1,393     1,555,269    (124,532)    (1,314,938)    (122)       (27,239)        89,831
Comprehensive loss:
  Net loss................................     --            --          --       (587,019)      --             --       (587,019)
  Foreign currency translation
    adjustments...........................     --            --          --             --       --        (15,640)       (15,640)
                                                                                                                        ---------
Total comprehensive loss..................                                                                               (602,659)
                                                                                                                        ---------
Paid-in-kind dividends of 135,794 shares
  of Series B Preferred Stock.............     --        (5,511)         --             --       --             --         (5,511)
Issuance of Senior Unsecured Notes and
  related Stock Purchase Warrants.........     --        29,964          --             --       --             --         29,964
Paid-in-kind notes for interest on notes
  due from affiliates.....................     --            --      (3,079)            --       --             --         (3,079)
Write-off of notes due from affiliates....     --            --     127,611             --       --             --        127,611
Issuance of 70,821 shares of common stock
  issued under stock option plan..........      1           148          --             --       --             --            149
Issuance of 2,186,155 shares of common
  stock issued for business
  combinations............................     22         1,736          --             --       --             --          1,758
                                            ------   ----------   ---------    -----------    -----       --------      ---------
BALANCE AT DECEMBER 31, 2001..............  $1,416   $1,581,606   $      --    $(1,901,957)   $(122)      $(42,879)     $(361,936)
                                            ======   ==========   =========    ===========    =====       ========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        2000        2001
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(720,295)  $(135,984)  $(587,019)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Write-off of acquired in-process research and
       development..........................................     17,600          --          --
     Impairment of assets...................................    468,389          --     221,600
     Write-off of amounts due from affiliates...............         --          --     144,099
     Write-off of inventory.................................         --          --      49,333
     Loss on disposal of plant, property and equipment......     18,762          --          --
     Cumulative effect of a change in accounting
       principle -- write-off of start-up costs.............     25,177          --          --
     Extraordinary item -- loss on early extinguishment of
       debt.................................................         --      31,196          --
     Non-cash compensation expense charge...................    110,070     104,351          --
     Depreciation and amortization..........................    182,143     144,866     126,292
     Amortization of deferred financing costs...............      6,619       4,296       4,013
     Non-cash interest income...............................         --          --      (3,079)
     Paid-in-kind interest on Senior Unsecured Notes........         --          --       9,491
     Joint venture (income) loss............................         --      (3,209)         66
     Deferred taxes.........................................    (35,734)        745         785
     Change in assets and liabilities, net of acquisitions:
       Accounts receivable..................................    (15,023)   (123,299)    141,990
       Inventories..........................................    (16,837)    (60,479)     98,386
       Prepaid expenses and other...........................       (273)     11,407      31,733
       Accounts payable and accrued and other liabilities...     (5,136)     58,021    (187,562)
       Income taxes payable.................................      7,702        (735)     (2,208)
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........     43,164      31,176      47,920
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired $5,022 for 1999, $8,035
     for 2000 and $0 for 2001...............................   (314,187)   (360,313)    (10,564)
  Capital expenditures......................................   (138,003)   (136,882)    (78,790)
                                                              ---------   ---------   ---------
          Net cash used in investing activities.............   (452,190)   (497,195)    (89,354)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term obligations under
     credit facilities......................................    291,000     150,000     289,250
  Net borrowings (payments) on revolvers....................     65,943    (125,501)    (43,200)
  Repayment of amounts due under credit facilities..........    (26,125)   (446,750)     (1,000)
  Repayment of amounts due under the Chips Loan Notes.......         --          --    (285,312)
  Chips Term Loans -- Cash collateral.......................    (95,295)     99,988          --
  Borrowings under the Senior Unsecured Notes...............         --          --     100,000
  Repayment of other long-term and capital lease
     obligations............................................     (5,509)    (19,056)    (22,102)
  Cash distribution to stockholders of European PCB Group...         --     (16,213)         --
  Net distribution prior to as-if pooling...................       (232)         --          --
  Equity proceeds...........................................    198,455     865,543          --
  Proceeds from exercise of stock options...................         --         536         149
  Repurchase of common stock................................       (162)         --          --
  Financing fees and other..................................     (7,892)    (18,527)     (6,682)
                                                              ---------   ---------   ---------
          Net cash provided by financing activities.........    420,183     490,020      31,103
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      2,347      (1,164)     (1,143)
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................     13,504      22,837     (11,474)
Cash and cash equivalents at beginning of year..............      9,335      22,839      45,676
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  22,839   $  45,676   $  34,202
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

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION AND ACQUISITIONS

     Viasystems Group, Inc., a Delaware corporation ("Group"), was formed on August 28, 1996. Group is a holding company whose only significant asset is the stock of its wholly owned subsidiary, Viasystems, Inc. ("Viasystems"). Group relies on distributions from Viasystems for cash. Moreover, the Credit Agreement, the indentures governing Viasystems' senior subordinated notes and the Series B Preferred Stock each contain restrictions on Group's ability to pay dividends and/or receive distributions from Viasystems. Group, together with Viasystems and its subsidiaries, is herein referred to as the "Company." The Company makes strategic acquisitions of electronics manufacturing services ("EMS") and integrates those acquisitions as a global enterprise that is the preferred provider of EMS solutions to original equipment manufacturers of electronic products. See 2000 Acquisitions regarding restatement of financial statements for "as-if pooling" related to the acquisition of Wirekraft Industries, Inc.

  RECENT EVENTS

     As a result of the dramatic downturn in telecom component demand during 2001 and the Company's highly leveraged capital structure, the Company expects to fail to satisfy certain financial maintenance covenants contained in its senior secured credit facility on March 31, 2002. In anticipation of this circumstance, the Company entered into an amendment to its credit agreement (See
Note 25).

  TRANSFER TO STOCKHOLDERS

     On March 29, 2000, Group sold to European PCB Group (Cayman Islands), Ltd. ("European PCB Group"), a company owned by certain of Group's pre-IPO stockholders, all the capital stock of certain businesses in Europe. As a result and at such time, European PCB Group consisted primarily of the operations formerly conducted by Forward Group Plc, Zincocelere S.p.A. ("Zincocelere"), Interconnection Systems (Holdings) Limited ("ISL") and the PCB production facility of Ericsson Telecom AB. In consideration for the sale, European PCB Group delivered subordinated notes ("PCB Group Notes") payable to the Company for $124,532 in the aggregate, which have been classified as a component of stockholders' equity. The PCB Group Notes each have a 10-year term and bear interest at a rate of 9% per annum, payable in kind by the issuance of additional notes.

     During the quarter ended September 30, 2001, European PCB Group disposed of the operations formerly conducted by Forward Group Plc and the PCB production facility of Ericsson Telecom AB. In addition, in September 2001, an administrative receiver has been appointed in respect of European PCB Group's ISL business. As a result, the business formerly conducted by Zincocelere S.p.A. is the only material asset remaining within European PCB Group. Accordingly, the Company compared the carrying amount of all current amounts due from European PCB Group, including the PCB Group Notes to their undiscounted expected future cash flows. The Company concluded that amounts due from European PCB Group have been impaired. As a result, the Company recorded a charge for the quarter ended September 30, 2001, totaling $144,099 to reflect the write-off of such amounts. This charge consisted of $127,611 related to the PCB Group Notes and $16,488 related to trade receivables.

     In addition, the Company guaranteed approximately 12 million British Pounds (approximately $18.0 million) of an obligation with the Department of Trade and Industry (the "DTI") of the United Kingdom in respect of a grant provided to ISL. The grant is also secured by land and a building in North Tyneside owned by ISL which has an appraised value in excess of the grant obligation. Throughout the year, the Company has been engaged in discussions with the DTI regarding the guarantee and the grant. On January 31, 2002, the Company and European PCB Group entered into a settlement agreement with the DTI. Under the settlement agreement, the Company and European PCB Group jointly and severally agreed to pay 12.0 million British Pounds (approximately $18.0 million) in 9 installments beginning January 31, 2002 and ending on

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

December 31, 2003. The first installment totaled 2.0 million British Pounds (approximately $3.0 million) and was paid on January 31, 2002 by European PCB Group with the remaining installments due periodically through December 31, 2003. The Company believes that European PCB Group has the ability and will continue to make the scheduled payments due under the settlement agreement. Furthermore, the Company believes that proceeds from the sale of the land and building in North Tyneside will be sufficient to satisfy all or substantially all amounts paid pursuant to the settlement agreement. European PCB Group has agreed to indemnify the Company in the event the Company is required to make any such payments.

     In addition, the Company has $9.8 million of letters of credit issued with respect to certain indebtedness of Zincocelere. The remaining obligation due by Zincocelere under the indebtedness totals approximately 7.2 million Euros (approximately $6.3 million). Historically, Zincocelere has made the scheduled payments under the indebtedness and the Company believes Zincocelere will continue to operate and make all future payments required under the indebtedness.

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

     The Kalex Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to the assets and liabilities based on their estimated respective fair values. The Company has allocated a portion of the purchase price to intangible assets, including in process R&D using a discount rate of 25.0%. The portion of the purchase price allocated to in-process R&D projects that did not have future alternative use totaled $17,600 and was charged to expense as of the acquisition date. The other acquired intangibles include developed technologies, assembled workforce and customer list. These intangibles are being amortized over their estimated useful lives of 1-15 years. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     Kalex's in-process R&D value was comprised of three primary projects consisting of developing Rambus technology, increasing board layer count and developing ball grid array substrates capability, which were scheduled to reach completion beginning in 1999. At the acquisition date, research and development projects ranged from 65% to 80% complete and total continuing research and development commitments to complete the projects are expected to be approximately $2,400. As of December 31, 2001, two of the projects were completed and the other continues to be evaluated. These projects will require maintenance research and development after they have reached a state of technological and commercial feasibility. In addition to usage of the companies' internal cash flows, the Company will likely provide a substantial amount of funding to complete the programs. Remaining development efforts for the in-process research and development programs are complex and include the development of next-generation technological solutions.

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

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

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

  2000 ACQUISITIONS

     In March 2000, the Company acquired all of the outstanding shares of Wirekraft Industries, Inc. (the "Wire Harness Business"), a wholly owned subsidiary of International Wire Group, Inc., an affiliate of Hicks, Muse, Tate & Furst Incorporated (Hicks, Muse, Tate and Furst Incorporated, its affiliates, and/or its partners collectively or individually "HMTF") (the "Wire Harness Acquisition") for a cash purchase price of $210,798. The Wire Harness Business manufactures and assembles wire harness products. The Wire Harness Acquisition occurred immediately prior to Group's initial public offering. The Company and International Wire Group, Inc. are considered entities under common control. Accordingly, the acquisition has been accounted for on an "as-if pooling basis," with the excess purchase price over book value acquired accounted for as a distribution to the Company's stockholders. Additionally, as the acquisition has been accounted for on an "as-if pooling basis," the Company's consolidated financial statements have been restated to reflect the acquisition as if it occurred at the beginning of the first period presented. A reconciliation of the results of the Company before the as if pooling of the Wire Harness Business results for the years ended December 31, 1999, and 2000 to the results in this Form 10-K is as follows:

                                                                 1999         2000
                                                              ----------   ----------
Net sales:
  Before as-if pooling......................................  $1,102,324   $1,555,129
  Wire Harness Business.....................................     191,046       49,856
                                                              ----------   ----------
                                                              $1,293,370   $1,604,985
                                                              ==========   ==========
Net income (loss):
  Before as-if pooling......................................  $ (726,342)  $ (139,914)
  Wire Harness Business.....................................       6,047        3,930
                                                              ----------   ----------
                                                              $ (720,295)  $ (135,984)
                                                              ==========   ==========

     In March 2000, the Company acquired Marconi Communications Inc.'s Network Components & Services' European and China operations ("NC&S"), for a cash purchase price of approximately $112,450, plus assumed liabilities of approximately $5,145 (the "NC&S Acquisition"). NC&S is a business engaged in electronic manufacturing services, primarily to telecommunication customers. The results of operations of NC&S since its acquisition are included in the results of operations of the Company. The NC&S Acquisition

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES
has been accounted for using the purchase method of accounting whereby the total purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The excess purchase price over fair values has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     In June 2000, the Company acquired Top Line Electronics Corporation ("Top Line") by issuing 2,681,835 shares of Group's common stock (the "Top Line Acquisition"). This was subject to the issuance of an additional 1,650,319 shares made during 2001 based on the price of Group's common stock for the months of January and February 2001. Top Line, located in San Jose, California, offers design and prototype services, PCB assembly, and full system assembly and testing. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Top Line since acquisition are included in the results of operations of the Company. The excess purchase price over fair values has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

     In September 2000, the Company acquired Lucent Technologies' Rouen Global Provisioning Center ("Rouen") by making cash payments and accepting a non-interest bearing note from the seller (the "Rouen Acquisition"). Accordingly, the results of operations of Rouen since acquisition are included in the results of operations of the Company. Rouen, located in Rouen, France, manufactures network transmission and radio frequency equipment. The Rouen Acquisition has been accounted for using the purchase method of accounting, whereby the total purchase price has been allocated to the assets and liabilities based on their respective fair values. The Company has allocated a portion of the purchase price to a technology agreement, which is being amortized over its estimated useful life. The remaining unidentified intangible asset has been allocated to goodwill and is being amortized over its estimated useful life of 20 years (see Note 2).

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

     The Top Line, Rouen, Laughlin-Wilt and Accutec acquisitions were completed by issuing an aggregate of 6,955,466 shares of Group's common stock; making cash payments at closing totaling approximately $45,100; making cash payments in the future of approximately $8,800; receiving a non-interest bearing note from the seller for approximately $11,300 and acquiring debt of approximately $31,000. The common stock value was determined by using a stock price calculated by averaging the daily stock price for a few days before and after the measurement date. The aggregate value of the common stock was approximately $116,514. In connection with certain acquisitions, and in accordance with the contract terms, outstanding stock options held by employees of acquired companies became vested and converted to options for Group's common stock on the acquisition date. As these acquisitions were accounted for as purchases, the fair value of these options was included in the purchase price.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

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

  2001 ACQUISITIONS

     In April 2001, the Company acquired certain manufacturing assets of Metawave Communications Corporation ("Metawave") for a cash purchase price of approximately $7,964 (the "Metawave Acquisition"). Pursuant to a manufacturing agreement, the Company will use the acquired assets to manufacture smart antennas for the wireless communication industry that are marketed and sold by Metawave.

     In April 2001, the Company acquired Chang Yuen, a manufacturer of custom metal enclosures, located in the People's Republic of China, for a cash purchase price of $2,600 and by issuing an aggregate 535,905 shares of Group's common stock valued at $1,758.

     Each of the acquisitions completed during 2001 was accounting for using the purchase method of accounting and, accordingly, the results of operations related to the acquisitions are included in the results of operations of the Company subsequent to the closing date of each acquisition, respectively. The excess purchase price over the fair values of assets acquired in 2001 has been allocated to goodwill and is being amortized over its estimated useful life of 20 years.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF BUSINESS

     The Company is a leading provider of electronic manufacturing services, with facilities located in the United States, Canada, Mexico, the United Kingdom, France, the Netherlands, Italy and China. The Company's customers include a diverse base of manufacturers in the telecommunications and networking, computer, consumer and automotive industries primarily located throughout North America, China and Europe.

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

  FOREIGN CURRENCY TRANSLATION

     Local currencies have been designated as the functional currency for most subsidiaries. Accordingly, assets and liabilities of most foreign subsidiaries are translated at the rates of exchange in effect at the balance

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES
sheet date. Income and expense items of these subsidiaries are translated at average monthly rates of exchange. The resultant translation gains and losses are reported in other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in income. To date, the effect of such amounts on net income has not been material.

  DERIVATIVE FINANCIAL INSTRUMENTS

     From time to time, the Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. Such transactions are not material and gains and losses from such activities are not significant. However, there can be no assurance that these activities will eliminate or reduce foreign currency risk.

  INVENTORIES

     Inventories are stated at the lower of cost (valued using the first-in, first-out (FIFO) or last-in, first-out (LIFO) method) or market. Cost includes raw materials, labor and manufacturing overhead. Had the first-in, first-out method been used to determine purchased inventory cost, inventories would have decreased by approximately $2,512 and $3,626 at December 31, 2000 and 2001, respectively. For the years ended December 31, 2000 and 2001, the percentage of inventory valued at LIFO was 10% and 23%, respectively.

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

Building....................................................   39-50 years
Leasehold improvements......................................   10-12 years
Machinery, equipment, systems and other.....................    3-10 years

  DEFERRED FINANCING COSTS

     Deferred financing costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method.

  INCOME TAXES

     The Company accounts for certain items of income and expense in different periods for financial reporting and income tax purposes. Provisions for deferred income taxes are made in recognition of such temporary differences, where applicable. A valuation allowance is established against deferred tax assets unless the Company believes it is more likely than not that the benefit will be realized.

  START-UP COSTS

     Start-up costs consist of salaries, personnel training cost and other expenses of opening new facilities and are expensed as incurred.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

  INTANGIBLE ASSETS

     Intangible assets consist primarily of identifiable intangibles acquired and goodwill arising from the excess of cost over the fair value of net assets acquired. Amortization of intangible assets is computed using systematic methods over the estimated useful lives of the related assets as follows:

                                                     LIFE                METHOD
                                                     ----                ------
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

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair market value of the Senior Subordinated Notes due 2007 and the Series B Senior Subordinated Notes due 2007 was $120,000 and $30,000, respectively, at December 31, 2001 and was $319,000 and $79,750, respectively, at December 31, 2000. The Company has estimated this fair value data by using current market data. The fair market values of the other financial instruments included in the consolidated financial statements approximate the carrying values of those instruments.

  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets".

     SFAS 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations". The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). The Company is currently assessing the impact of SFAS 141 on its results of operations and financial condition.

     SFAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Upon implementation of SFAS 142, amortization expense for fiscal year 2002 is expected to decrease approximately $16,600 compared to fiscal year 2001, as a result of no longer amortizing goodwill. The Company currently does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of a long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company currently does not expect the implementation of SFAS 144 to have a material impact on its results of operations and financial condition. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

  RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements for 1999 and 2000 have been reclassified to conform to the current year presentation. These reclassifications have no effect on total stockholders' equity (deficit) or net loss as previously reported.

3.  RESTRUCTURING AND IMPAIRMENT CHARGES

     During the year ended December 31, 2001, the Company recorded a series of restructuring charges totaling $59,774. These charges were taken in light of the economic downturn primarily related to the Company's large telecommunication and networking customers. During 2001, the Company began evaluating its cost position compared to anticipated levels of business for 2001 and beyond and determined that plant shutdowns, plant consolidations and downsizing were required to reduce costs to more appropriate levels in line with current and expected customer demand. A summary of the 2001 restructuring activity (the "Restructuring") by quarter is as follows:

     During the quarter ended March 31, 2001, the Company recorded a restructuring charge of $12,007 primarily related to the phase one workforce reductions in its Richmond, Virginia PCB fabrication facility as well as small workforce reductions at certain other North American operations. The workforce reductions impacted a total of 2,507 employees, of which 1,915 were regular, union employees, 547 were regular, non-union employees and 45 were temporary/contract employees. All of these employees were terminated by December 31, 2001.

     During the quarter ended June 30, 2001, the Company recorded a restructuring charge of $30,481, primarily related to the closure of its Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities, as well as small workforce reductions at certain other North American and European operations. The facility closures and workforce reductions impacted a total of 1,613 employees, of which 1,228 were regular, union employees, 373 were regular, non-union employees and 12 were temporary/contract employees. All of these employees were terminated by December 31, 2001.

     During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $16,231, primarily related to the consolidation of its two San Jose, California PCB assembly operations as well as headcount reductions at its corporate offices. The consolidation and workforce reductions impacted a total of 471 employees, of which 150 were regular, union employees, 315 were regular, non-union employees and 6 were temporary/contract employees. All of these employees were terminated by December 31, 2001.

     During the quarter ended December 31, 2001, the Company recorded a restructuring charge of $7,061, primarily related to workforce reductions at its European PCB fabrication facility as well as small workforce reductions at other European facilities. The workforce reductions impacted a total of 455 employees, all of which were regular, non-union employees. All of these employees were terminated by December 31, 2001.

     Additionally, during the quarter ended December 31, 2001, the Company reversed $6,006 of restructuring charges previously recorded. This reversal primarily related to a change in the Company's plan related to the consolidation of its two San Jose, California PCB assembly operations. Initially, the plan included consolidating the leased operation into the owned operation, resulting in a restructuring charge related to the contractual obligation on the leased facility. Subsequently, the Company amended its plan and made the decision to consolidate the owned operations into the leased operations resulting in a reversal to the restructuring charge related to the lease commitment.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

  2001 ASSET IMPAIRMENTS

  Assets Held for Use

     The Company has assessed the carrying value of long-lived assets, including goodwill and other acquired intangibles in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). Based on current business enterprise values using common appraisal methods, the assessment identified impairment of long-lived assets acquired pursuant to the Top Line, Laughlin-Wilt and NC&S acquisitions. The calculated business enterprise values determined were compared to the net book values of the related long-lived assets with the excess of net book value over the business enterprise value representing the amount of the impairment loss. The impairment loss for each group of assets totaling $133,252 was first charged against goodwill ($129,109) with the remaining amounts being charged to property, plant and equipment ($4,143). The impairment resulted from the economic downturn experienced during 2001, primarily related to the Company's telecommunication and networking customers. Through the third fiscal quarter of 2001, it was expected that the economic downturn impacting these assets was a short-term inventory correction. However, in the fourth quarter it became clear to management that the downturn impacting these assets was much more severe and of a long-term nature resulting in a significant decline in profitability that is not expected to return in the near term.

  Assets Held for Disposal

     In connection with the Restructuring, the Company also recorded impairment charges totaling $82,707 to write-down to fair value certain land and buildings as well as machinery and equipment, office equipment and systems that were made obsolete or redundant due to the closure and consolidation of facilities pursuant to the Restructuring. Included in the impairment charge were the following amounts: a write-down of land, buildings and leasehold improvements totaling $25,403, related to the Company's Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities that were closed; a write-down of machinery and equipment totaling $14,880, a write-down of office equipment totaling $37,688, and a write-down of systems and construction in progress totaling $4,736, each primarily related to obsolete or redundant assets at the Company's Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities that were closed as well as certain other North American and European operations that were consolidated.

     At December 31, 2001, $17,683 of the assets held for disposal had been sold or otherwise disposed, leaving $16,286 remaining on the books, of which $13,000 consists of the land and building related to the Company's Richmond, Virginia PCB fabrication facility. The Company is actively marketing the land and building for sale and expects to complete the disposal of these assets during 2002. The remaining $3,286 of net book value of assets held for disposal on the books at December 31, 2001 consists primarily of machinery and equipment and office equipment related to redundant or obsolete assets at our Richmond, Virginia and San German, Puerto Rico PCB fabrication facilities and are expected to be disposed of during the next 18-24 months.

     Additionally, the Company is holding for disposal certain property related to one of its San Jose, California facilities. As of December 31, 2001, this property had a net book value of approximately $5,833. The Company is actively marketing this property for sale and expects to complete the disposal of these assets during 2002.

  1999 ASSET IMPAIRMENTS

     The Company has assessed the carrying value of long-lived assets, including goodwill and other acquired intangibles, in accordance with FAS 121. Based on current business enterprise values using common appraisal methods, the assessment identified impairment of long-lived assets acquired from the Forward, ISL and

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

Zincocelere acquisitions. The calculated business enterprise values determined were compared to the net book value of the related long-lived assets with the difference representing the amount of the impairment loss. The impairment loss for each group of assets was first charged against goodwill with any remaining amounts being charged to the other acquired intangibles and property, plant and equipment, if necessary. The impairment resulted due to significant changes in the markets served by the acquisitions that were not anticipated at the time of each acquisition, most significantly a significant decline in market pricing. The decline in market pricing was due to the convergence of two factors: significant currency fluctuations and the emergence of significant offshore competition from Asia Pacific. While the primary currency for the acquisitions is the U.K. pound sterling, their competitors were in Continental Europe and beginning to emerge from Asia Pacific. The currencies for most of the Continental European and Asia Pacific countries declined significantly against the U.K. pound sterling, which resulted in an improved relative cost position for the competitors and reduced market pricing. This decline in market pricing resulted in a significant decline in profitability that is not expected to return in the near term.

     In the fourth quarter of fiscal year 1999, the Company recorded a non-cash impairment loss of $468,389 related to the write down of $206,335 related to goodwill, $65,877 related to developed technologies, $847 related to customer lists and $195,330 related to machinery and equipment used in the production of printed circuit boards of the three groups of assets.

     Below is a table summarizing restructuring and impairment activity for the year ended December 31, 2001:

                                                                                                                   CUMULATIVE
                                               THREE MONTHS ENDED                                                   DRAWDOWNS
                            ---------------------------------------------------------                          -------------------
                             MARCH 31,      JUNE 30,     SEPTEMBER 30,   DECEMBER 31,                            CASH     NON-CASH
                                2001          2001           2001            2001       REVERSALS    TOTAL     PAYMENTS   CHARGES
                            ------------   -----------   -------------   ------------   ---------   --------   --------   --------
Restructuring Activities:
 Personnel and
   severance..............    $11,755       $ 20,238        $ 6,505        $  5,524      $  (170)   $ 43,852   $36,282    $    --
 Lease and other
   contractual
   Commitments............         78          7,864          9,623           1,228       (5,836)     12,957     5,614         --
 Other....................        174          2,379            103             309           --       2,965     2,810         --
 Asset Impairments:
   Held for disposal......         --         75,043          5,454           2,210           --      82,707        --     82,707
   Held for use...........         --             --             --         133,252           --     133,252        --    133,252
   Other..................         --             --             --           5,641           --       5,641        --      5,641
                              -------       --------        -------        --------      -------    --------   -------    --------
Total restructuring and
 impairment charges.......    $12,007       $105,524        $21,685        $148,164      $(6,006)   $281,374   $44,706    $221,600
                              =======       ========        =======        ========      =======    ========   =======    ========


                             BALANCE AT
                            DECEMBER 31,
                                2001
                            ------------
Restructuring Activities:
 Personnel and
   severance..............    $ 7,570
 Lease and other
   contractual
   Commitments............      7,343
 Other....................        155
 Asset Impairments:
   Held for disposal......         --
   Held for use...........         --
   Other..................         --
                              -------
Total restructuring and
 impairment charges.......    $15,068
                              =======

     The significant components of the restructuring charge recorded for lease and other contractual commitments totaling approximately $12,957, are as follows: $8,532 for leased and other facility commitments; $3,182 for lease commitments on machinery and equipment; $1,165 for waste water project commitments; and $78 for other commitments.

     Also in connection with the Restructuring, the Company wrote-off inventory resulting in a $49,290 and $824 charge to cost of goods sold during the quarters ended June 30, 2001 and September 30, 2001, respectively. During the quarter ended December 31, 2001, the Company reversed inventory write-offs previously taken totaling $781. With respect to the inventory written-off during the quarter ended June 30, 2001, the Company has disposed of $39,136 of the inventory and reversed the write-off and sold $1,021 of the inventory, resulting in a remaining balance of $9,133 at December 31, 2001. The Company expects to dispose of the remaining obsolete inventory during fiscal year 2002.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

     The restructuring and impairment charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the balance of the plans are executed.

     The Company continues to review it operations in light of the continued economic downturn related to its telecommunication and networking customers. These reviews could result in additional workforce reductions. The impact these activities could have on the Company's results of operations is not currently known.

4.  DERIVATIVE FINANCIAL INSTRUMENTS

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

     Generally, the Company applies hedge accounting as allowed by the Statement. At December 31, 2001, the Company only had derivatives which qualified as foreign currency cash flow hedges. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended to occur, and any previously deferred hedging gains or losses would be recorded to earnings immediately. Earnings impacts for all designated hedges are recorded in the condensed consolidated statement of operations generally on the same line item as the gain or loss on the item being hedged. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument.

     The Company had no transition adjustment as a result of adopting SFAS 133 on January 1, 2001, as the Company's derivative instruments were entered into during the first quarter 2001 or at year-end 2000. At December 31, 2001, the net deferred hedging gain in accumulated other comprehensive loss was $0 as the contracts entered into during 2001 had already expired. This entire gain resulting from these contracts totaling $3,135 was recognized in earnings during the year ended December 31, 2001, at the time the underlying hedged transactions were realized. There was no hedge ineffectiveness during the year ended December 31, 2001.

5.  SUPPLEMENTAL CASH FLOW DISCLOSURE

     Cash paid for interest for the years ended December 31, 1999, 2000 and 2001, was $110,185, $106,676 and $94,270 respectively. For the years ended December 31, 1999 and 2000 net cash received from income tax refunds was $1,591 and $2,933. For the year ended December 31, 2001, net cash paid for income taxes was $1,423.

     In 1999, 2000 and 2001 some acquisitions were purchased or partially purchased by issuing 273,223, 6,955,466 and 2,186,155 shares, respectively of Group's common stock (see Note 1).

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

6.  INVENTORIES

     The composition of inventories at December 31 is as follows:

                                                                2000       2001
                                                              --------   --------
Raw materials...............................................  $126,091   $ 56,815
Work in process.............................................    61,879     27,085
Finished goods..............................................    68,003     29,689
                                                              --------   --------
          Total.............................................  $255,973   $113,589
                                                              ========   ========

7.  INTANGIBLE ASSETS

     The composition of intangible assets at December 31 is as follows:

                                                                2000       2001
                                                              --------   ---------
Developed technologies......................................  $ 44,925   $  43,646
Assembled workforce.........................................    16,920      10,684
Customer list...............................................    70,466      70,240
Goodwill....................................................   378,368     252,088
                                                              --------   ---------
                                                               510,679     376,658
Less: Accumulated amortization..............................   (91,443)   (128,714)
                                                              --------   ---------
          Total.............................................  $419,236   $ 247,944
                                                              ========   =========

8.  PROPERTY, PLANT AND EQUIPMENT

     The composition of property, plant and equipment at December 31 is as follows:

                                                                2000        2001
                                                              ---------   ---------
Land and buildings..........................................  $ 134,723   $ 129,018
Machinery, equipment, systems and other.....................    519,573     463,709
Construction in progress....................................     31,076      20,175
Leasehold improvements......................................     17,636      18,618
                                                              ---------   ---------
                                                                703,008     631,520
Less: Accumulated depreciation..............................   (250,387)   (277,869)
                                                              ---------   ---------
          Total.............................................  $ 452,621   $ 353,651
                                                              =========   =========

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

9.  ACCRUED AND OTHER LIABILITIES

     The composition of accrued and other liabilities at December 31 is as follows:

                                                                2000      2001
                                                              --------   -------
Accrued payroll and related costs...........................  $ 44,378   $19,712
Accrued capital expenditures................................     8,045     9,710
Plant shutdown, downsizing and consolidation accruals.......       206    15,068
Accrued interest............................................    13,744    10,239
Accrued and other liabilities...............................    45,827    35,773
                                                              --------   -------
          Total.............................................  $112,200   $90,502
                                                              ========   =======

10.  LONG-TERM OBLIGATIONS

     The composition of long-term obligations at December 31 is as follows:

                                                                 2000         2001
                                                              ----------   ----------
Credit Agreement:
  Term Facilities...........................................  $  149,500   $  437,750
  Revolvers.................................................      53,800       10,600
Senior Subordinated Notes Due 2007..........................     400,000      400,000
Series B Senior Subordinated Notes Due 2007.................     100,000      100,000
Series B Senior Subordinated Notes Due 2007, Premium........       3,466        3,041
Senior Unsecured Notes, including paid-in-kind interest of
  $6,422....................................................          --      106,422
Senior Unsecured Notes, discount............................          --      (26,895)
Chips Loan Notes............................................     285,312           --
Capital lease obligations (see Note 11).....................       6,499        4,228
Other.......................................................      25,740        5,773
                                                              ----------   ----------
                                                               1,024,317    1,040,919
          Less current maturities...........................     (23,882)      (3,215)
                                                              ----------   ----------
                                                              $1,000,435   $1,037,704
                                                              ==========   ==========

     The schedule of principal payments for long-term obligations at December 31, 2001, is as follows:

2002........................................................   $    3,215
2003........................................................       27,477
2004........................................................       52,447
2005........................................................       68,515
2006........................................................        2,299
Thereafter..................................................      886,966
                                                               ----------
                                                               $1,040,919
                                                               ==========

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

  CREDIT AGREEMENT

     In connection with the initial public offering, Group, as guarantor, and certain of its subsidiaries, as borrowers, entered into a new senior credit facility (the "Credit Agreement"). The material terms of the Credit Agreement are described below.

     The Credit Agreement provides for: (a) a $150,000 term loan facility (The "Tranche B Term Loan"), all of which was required to be drawn in a single draw at the closing of the Credit Agreement in March 2000; (b) a $175,000 revolving credit facility (the "Revolving Loans") of which $75,000 may be used for foreign currency loans in Euros, Pounds Sterling or Canadian Dollars; (c) up to $40,000 of the Revolving Loan may be used for letters of credit; and (d) a U.S. $303,100 letter of credit and term loan facility in respect of the obligations due under the loan notes made in connection with acquisition of ISL (the "Chips Loan Notes"). The letter of credit and term loan facility consists of two tranches:
(i) a $153,100 tranche (the "Tranche A Chips Loan") and (ii) a $150,000 tranche (the "Tranche B Chips Loan").

     The Tranche A Chips Loan amortizes semi-annually over two years, commencing September 30, 2003, the Tranche B Chips Loan amortizes semi-annually over three and one half years, commencing September 30, 2003, and the Tranche B Term Loan amortizes semi-annually over six and one half years, commencing September 30, 2000.

     The term loans bear interest, at the Company's election, at either (a) the Eurocurrency Rate (or Canadian, as applicable) plus (i) a percentage based on the rates of Consolidated Total Debt to Consolidated EBITDA (as defined herein) for the Revolving Loans and Tranche A Chips Loan (3.25% at December 31, 2001) or
(ii) 3.75% for the Tranche B Loan and the Tranche B Chips Loan; or (b) the Base Rate plus (i) a percentage based on the rates of Consolidated Total Debt to Consolidated EBITDA (as defined herein) for the Revolving Loans and Tranche A Chips Loan (2.25% at December 31, 2001) or (ii) 2.75% for the Tranche B Loan and the Tranche B Chips Loan. The Base Rate is the highest of the Chase Manhattan Bank's Prime Rate, the secondary market rate for three-month certificates of deposit plus 1.00% and the Federal Funds Effective Rate (as defined therein) plus 0.5%.

     At December 31, 2000 and 2001, the weighted average interest rate on outstanding borrowings under the Company's credit facilities were 9.34% and 7.95%, respectively.

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

     At December 31, 2000, the Company had approximately $99,755 of available borrowing capacity under its revolving credit facility. At December 31, 2001, the Company had approximately $128,900 of available borrowing capacity under the Revolving Loans.

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

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

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

     On June 28, 2001, the Company executed a second amendment to the Credit Agreement. Among other provisions, the amendment amends certain financial condition covenants, reduces available borrowing capacity under the Revolving Loans to $150,000 until such time as the Company delivers a compliance certificate with respect to its financial statements for the fiscal quarter ended June 30, 2003, and permits the issuance of the senior unsecured notes to HMTF. The second amendment to the Credit Agreement became effective on July 19, 2001, in connection with the issuance of the senior unsecured notes to HMTF.

  SENIOR UNSECURED NOTES

     On July 19, 2001, Viasystems, Inc. issued to HMTF $100,000 of senior unsecured notes (the "Senior Unsecured Notes") and 10.0 million warrants to purchase shares of Group's common stock. The Senior Unsecured Notes bear interest at 14% per annum and mature on May 1, 2007. Interest is not payable currently, but rather will accrete semi-annually and be payable in full at maturity of the Senior Unsecured Notes. The warrants are immediately exercisable and have an exercise price of $.01 per share and terminate in 2011. The Company has allocated $29,964 of the proceeds from the Senior Unsecured Notes to paid-in-capital and $70,036 to debt, which represents the relative fair value of the securities at the time of issuance. The resulting debt discount of $29,964 is being amortized, using the effective interest method, over the life of the Senior Unsecured Notes. At December 31, 2001, the remaining unamortized discount was $26,895. The

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES
fair value of the warrants was determined using a Black Scholes model, assuming expected volatility of 116%, a risk-free rate of return of 3.0% and a dividend yield of 0%.

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

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

11.  COMMITMENTS

     The Company leases certain building and transportation and other equipment under capital and operating leases. Included in property, plant, and equipment as of December 31, 2000 and 2001, were $28,504 and $5,578, respectively, of cost basis and $16,267 and $906, respectively, of accumulated depreciation related to equipment held under capital leases. Total rental expense under operating leases was $5,145, $6,761 and $12,341 for the years ended December 31, 1999, 2000 and 2001, respectively. Future minimum lease payments under capital leases and operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                  YEAR ENDING DECEMBER 31,                    CAPITAL   OPERATING
                  ------------------------                    -------   ---------
2002........................................................  $1,361     $11,306
2003........................................................   1,282       8,448
2004........................................................   1,312       6,774
2005........................................................     884       5,301
2006........................................................     181       5,150
Thereafter..................................................      --      18,278
                                                              ------     -------
          Total.............................................   5,020     $55,257
                                                                         =======
Less: Amounts representing interest.........................    (792)
                                                              ------
          Capital lease obligations (see Note 10)...........  $4,228
                                                              ======

12.  INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. The benefit for income taxes for the years ended December 31, 1999, 2000 and 2001, consists of the following:

                                                             1999      2000     2001
                                                           --------   -------   -----
Current:
  Federal................................................  $  1,592   $    --   $(900)
  State..................................................       164        --      --
  Foreign................................................     5,120    (3,668)    115
                                                           --------   -------   -----
                                                              6,876    (3,668)   (785)
                                                           --------   -------   -----
Deferred:
  Federal................................................     2,065        --      --
  State..................................................       405        --      --
  Foreign................................................   (32,558)      745     785
                                                           --------   -------   -----
                                                            (30,088)      745     785
                                                           --------   -------   -----
                                                           $(23,212)  $(2,923)  $  --
                                                           ========   =======   =====

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

     Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                      1999        2000        2001
                                                    ---------   ---------   ---------
U.S. Federal statutory rate.......................  $(253,772)  $ (37,699)  $(205,458)
State taxes, net of Federal provision (benefit)...     (1,325)     (1,860)     (7,558)
Foreign taxes in excess of U.S. statutory rate....      8,030     (31,233)     (9,690)
Interest deductible for tax, eliminated for
  book............................................         --      (4,846)         --
Amortization of goodwill and write-off of acquired
  in-process research and development costs.......     77,309      12,067      58,440
Non-cash compensation expense.....................     38,525      41,782          --
Loss on investment in foreign subsidiaries........   (130,931)   (204,197)         --
Change in the valuation allowance for deferred tax
  assets..........................................    244,255     230,967     128,000
Federal taxes on undistributed loss of foreign
  subsidiaries....................................     (4,203)     (8,166)         --
Cancellation of Indebtedness Income...............         --          --      32,360
Equity in earnings of affiliate not taxable due to
  dividends received deduction....................     (1,400)         --          --
Other.............................................        300         262       3,906
                                                    ---------   ---------   ---------
                                                    $ (23,212)  $  (2,923)  $      --
                                                    =========   =========   =========

     The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31 are as follows:

                                                                2000        2001
                                                              ---------   ---------
Deferred tax assets:
  Accrued liabilities not yet deductible....................  $  19,104   $  20,127
  Net operating loss carryforwards..........................    278,646     360,512
  AMT credit carryforwards..................................      1,128       1,128
  Fixed assets..............................................         --      32,947
  Capital loss carryforwards................................    126,391     126,391
  Other.....................................................         --      10,917
                                                              ---------   ---------
                                                                425,269     552,022
Valuation allowance.........................................   (398,417)   (526,417)
                                                              ---------   ---------
                                                                 26,852      25,605
                                                              ---------   ---------
Deferred tax liabilities:
  Intangibles...............................................     (7,820)     (8,256)
  Fixed assets..............................................     (9,522)     (8,762)
  Other.....................................................     (7,895)     (7,894)
                                                              ---------   ---------
                                                                (25,237)    (24,912)
                                                              ---------   ---------
          Net deferred tax asset............................  $   1,615   $     693
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

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

     Approximate domestic and foreign income (loss) before income tax provision and extraordinary item are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1999        2000        2001
                                                    ---------   ---------   ---------
Domestic..........................................  $(175,511)  $(144,982)  $(400,828)
Foreign...........................................   (549,553)     37,271    (186,191)

     As of December 31, 2001, the Company had the following net operating loss ("NOL") carryforwards: $867,096 in the U.S., $54,380 in Luxembourg, $481 in Puerto Rico, $16,970 in Canada, $28,572 in Hong Kong, $17,669 in the U.K., $6,488 in Italy, $29,057 in the Netherlands and $538 in Brazil. The U.S. NOLs expire in 2018 through 2021 and the Puerto Rico and Canada NOLs expire in 2008. All other NOLs carry forward indefinitely. The U.S. also has a capital loss carryforward of $126,391 that will expire in 2004 and Canada has an investment tax credit carryforward of $1,191 that will expire in 2010. The Company has not recognized and does not anticipate recognizing a deferred tax liability for approximately $146,345 of undistributed earnings of its foreign subsidiaries because the Company does not expect those earnings to reverse and become taxable to the Company in the foreseeable future.

     The Company has a tax holiday in China that allows a two-year tax exemption and three-year 50% reduction in the tax rate. The tax holiday began in 2001. If not for such tax holiday, the Company would have had $11,782 of income tax expense, based on the applicable rate of 27%.

     During 2001, the Company's NOLs were reduced by approximately $92,458 to reflect the offset against the NOLs of cancellation of indebtedness income the Company recognized as a result of open market purchases at a discount during 2001 by HMTF of Viasystems, Inc. indebtedness with an aggregate principal amount of $163,376.

13.  CONTINGENCIES

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

14.  STOCKHOLDERS' EQUITY AND PREFERRED STOCK

     The authorized capital stock of Group at December 31, 2001, consists of 500,000,000 shares of common stock, and 60,000,000 shares of preferred stock, of which 6,000,000 shares are designated as Series B Preferred Stock (the "Series B Preferred"). All authorized capital stock has a par value of $.01.

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

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

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

15.  BUSINESS SEGMENT INFORMATION

     The Company operates in one segment -- a worldwide independent provider of electronics manufacturing services, which are sold throughout many diverse markets.

     The Company's operations are located worldwide and are analyzed by three geographical segments. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" (Note 2). Segment data includes intersegment revenues.

     Pertinent financial data by major geographic segments is as follows:

                                                    OPERATING                      CAPITAL
                                     NET SALES    INCOME/(LOSS)   TOTAL ASSETS   EXPENDITURES
                                     ----------   -------------   ------------   ------------
North America:
  Year ended December 31, 1999.....  $  769,572     $ (73,106)     $  618,486      $ 50,588
  Year ended December 31, 2000.....     983,967       (35,367)        833,997        59,336
  Year ended December 31, 2001.....     650,431      (376,055)        440,973        24,641
Europe:
  Year ended December 31, 1999.....  $  454,386     $(496,239)     $  362,991      $ 72,704
  Year ended December 31, 2000.....     378,056         5,259         370,812        23,698
  Year ended December 31, 2001.....     298,315      (112,416)        177,295        10,883
Asia:
  Year ended December 31, 1999.....  $   80,978     $  (7,684)     $  327,749      $ 14,711
  Year ended December 31, 2000.....     266,601        34,064         406,475        53,848
  Year ended December 31, 2001.....     277,116         3,518         369,777        43,266
Eliminations:
  Year ended December 31, 1999.....  $  (11,566)    $      --      $       --      $     --
  Year ended December 31, 2000.....     (23,639)           --              --            --
  Year ended December 31, 2001.....     (19,326)           --              --            --
Total:
  Year ended December 31, 1999.....  $1,293,370     $(577,029)     $1,309,226      $138,003
  Year ended December 31, 2000.....   1,604,985         3,956       1,611,284       136,882
  Year ended December 31, 2001.....   1,206,536      (484,953)        988,045        78,790

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

     Sales by country of destination are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1999         2000         2001
                                                   ----------   ----------   ----------
United States....................................  $  703,862   $  897,551   $  619,009
United Kingdom...................................     153,083      163,072       79,517
Canada...........................................      75,016      115,922       66,442
France...........................................      54,162       60,782      113,234
Malaysia.........................................      12,750       53,701       53,155
China............................................          --       34,701       54,399
Germany..........................................      59,442       66,441       55,763
Sweden...........................................      78,898       22,732        2,348
Other............................................     156,157      190,083      162,669
                                                   ----------   ----------   ----------
          Total..................................  $1,293,370   $1,604,985   $1,206,536
                                                   ==========   ==========   ==========

     Property, plant and equipment by country are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
United States...............................................   $171,819     $ 78,654
China.......................................................    138,074      162,706
Canada......................................................     79,849       64,438
Other.......................................................     62,879       47,853
                                                               --------     --------
          Total.............................................   $452,621     $353,651
                                                               ========     ========

16.  CONCENTRATION OF BUSINESS

     Sales to Lucent Technologies directly and through other contract electronic manufacturers were 26%, 21% and 21% of net revenues for the years ended December 31, 1999, 2000 and 2001, respectively.

17.  STOCK OPTION PLANS

     Group has stock-based compensation plans under which outside directors and certain employees receive stock options and other equity-based awards. The plans provide for the grant of stock options, stock appreciation rights, performance awards, restricted stock awards and other stock unit awards.

     Stock options generally are granted with an exercise price equal to or above the market value of a share of common stock on the date of grant, have a life of 10 years and vest within 5 years from the date of grant. The total number of shares of common stock authorized for option grants under the plans was 13,696,012 shares at December 31, 2001.

     In connection with certain acquisitions, and in accordance with the contract terms, outstanding stock options held by employees of acquired companies became vested and converted to options to purchase Group's common stock on the acquisition date. As these acquisitions were accounted for as purchases, the fair value of these options was included in the purchase price.

     In connection with the issuance of the Senior Unsecured Notes, the Company issued to Hicks, Muse, Tate & Furst 10.0 million warrants to purchase shares of Group's common stock. The warrants are exercisable immediately and have an exercise price of $0.01 per share and terminate in 2011 (see Note 10).

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

     The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and, as permitted under SFAS No. 123, applies Accounting Principles Board Opinion No. 25 ("ABP 25") and related interpretations in accounting for its plans. Had compensation costs for all other options and warrants been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1999        2000        2001
                                                    ---------   ---------   ---------
Net loss
  As reported.....................................  $(720,295)  $(135,984)  $(587,019)
  Pro forma.......................................   (721,554)   (147,535)   (623,506)
Net loss per share -- basic
  As reported.....................................  $  (10.14)  $   (1.13)  $   (4.21)
  Pro forma.......................................     (10.16)      (1.23)      (4.47)
Net loss per share -- diluted
  As reported.....................................  $  (10.77)  $   (1.14)  $   (4.21)
  Pro forma.......................................     (10.79)      (1.24)      (4.47)

     The fair value of stock options used to compute pro forma net loss and loss per share disclosure is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

WEIGHTED AVERAGE ASSUMPTIONS                                  1999    2000    2001
----------------------------                                  ----    ----    ----
Expected volatility.........................................   60%     60%     60%
Risk-free interest rate.....................................  5.5%    5.5%    5.5%
Dividend yield..............................................  0.0%    0.0%    0.0%
Expected holding period in years............................    5       5       5

     The weighted average fair value of stock options and warrants, calculated using the Black-Scholes option-pricing model, granted during the years ended December 31, 1999, 2000, and 2001 was $1.74, $10.12 and $3.07 respectively.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

     Presented below is a summary of the status of the stock options and warrants and the related transactions for the years ended December 31, 1999, 2000 and 2001:

                                                                             WEIGHTED
                                                                         AVERAGE EXERCISE
                                                              SHARES     PRICE PER SHARE
                                                            ----------   ----------------
Options outstanding at December 31, 1998..................   2,940,404        $ 6.64
  Granted.................................................   2,509,993          7.32
  Exercised...............................................      (7,500)         6.30
  Forfeited/expired.......................................    (209,667)         7.23
                                                            ----------
Options outstanding at December 31, 1999..................   5,233,230          6.81
  Granted.................................................   3,525,259         14.66
  Exercised...............................................     (88,167)         6.07
  Forfeited/expired.......................................    (184,601)        12.39
                                                            ----------
Options outstanding at December 31, 2000..................   8,485,721         12.65
  Granted/assumed.........................................  12,167,238          1.35
  Exercised...............................................     (70,821)         2.11
  Forfeited/expired.......................................    (931,130)         8.58
                                                            ----------
Options outstanding at December 31, 2001..................  19,651,008        $ 5.36
                                                            ==========        ======

     The following table summarizes the status of stock options and warrants outstanding and exercisable at December 31, 2001:

                                           STOCK OPTIONS OUTSTANDING            STOCK OPTIONS EXERCISABLE
                                   -----------------------------------------   ---------------------------
                                                    WEIGHTED       WEIGHTED
                                                    AVERAGE         AVERAGE                    WEIGHTED
                                                   REMAINING       EXERCISE                    AVERAGE
                                                CONTRACTUAL LIFE     PRICE                  EXERCISE PRICE
RANGE OF EXERCISE PRICE PER SHARE    SHARES         (YEARS)        PER SHARE     SHARES       PER SHARE
---------------------------------  ----------   ----------------   ---------   ----------   --------------
$ -- to $4.20.................     12,135,169         9.5           $ 0.49     10,332,669       $ 0.09
$4.21 to $6.30................        469,282         5.9             5.46        296,944         5.78
$6.31 to $8.40................      1,420,828         7.4             7.28        745,990         7.24
$8.41 to $10.50...............      1,821,494         8.2             9.11      1,821,494         9.11
$10.51 to $12.60..............        912,901         9.0            11.00          4,180        11.00
$12.61 to $18.90..............        147,500         8.9            17.44         29,500        17.44
$18.91 to $21.00..............      2,743,834         8.3            21.00      2,266,825        21.00
                                   ----------                       ------     ----------       ------
     Total....................     19,651,008                       $ 5.36     15,497,602       $ 4.68
                                   ==========                       ======     ==========       ======

18.  RETIREMENT PLANS

     The Company has a defined contribution retirement savings plan (the "Plan") covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 15% of compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company contributes 1% of employees' salaries to the Plan and matches a percentage of the employees' deferrals. The Company may also elect to contribute an additional profit-sharing contribution to the Plan at the end of each year. The Company's contributions to the Plan were $2,627, $3,048 and $4,020 for the years ended December 31, 1999, 2000 and 2001, respectively.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

     In prior years, the Company had two defined benefit pension plans covering certain groups of employees in foreign countries. The net periodic pension cost in 1999 was $1,032. These defined benefit plans were for employees of Forward and ISL, which were transferred to pre-IPO stockholders in March 2000 (see Note
1).

19.  RESEARCH AND DEVELOPMENT

     Research, development and engineering expenditures for the creation and application of new products and processes were approximately $14,400, $12,048 and $9,210 for the years ended December 31, 1999, 2000, and 2001, respectively.

20.  RELATED PARTY TRANSACTIONS

     In connection with the acquisitions and the related financing, the Company entered into a Monitoring and Oversight Agreement and a Financial Advisory Agreement (together herein defined as the "Agreements") with HMTF (a shareholder and affiliate of the Company) pursuant to which the Company paid HMTF a cash fee of $4,684, $714 and $0 for the years ended December 31, 1999, 2000 and 2001, respectively, as compensation for financial advisory services. In connection with the initial public offering, the Company terminated the Agreements and granted to HMTF options to purchase Group's stock (see Note 22).

     In March 2000, immediately prior to Group's initial public offering, Group transferred all of the capital stock of certain businesses in Europe to a new entity formed by Group's pre-IPO stockholders, European PCB Group (Cayman Islands), Ltd., a Cayman Islands exempted company ("European PCB Group"). These businesses now owned by European PCB Group consist primarily of the operations formerly conducted by Forward, Zincocelere, ISL and the Ericsson Facility. Subsequent to such transfer, the Company has continued to purchase and receive products and other services, on an arms-length basis, from European PCB Group. Messrs. David M. Sindelar, the Company's Chief Executive Officer and a director, Timothy L. Conlon, the Company's President, Chief Operating Officer and a director, and Richard W. Vieser and Kenneth F. Yontz, each directors, beneficially own equity interests in European PCB Group. In 2000, the Company purchased an aggregate of $24,004 of printed circuit boards and other products from European PCB Group and had sales of $17,829 to European PCB Group. In addition, the Company paid approximately $7,200 in sales-force fees and commissions to European PCB Group and received $2,172 in management fees from European PCB Group in fiscal year 2000. In 2001, the Company purchased an aggregate of $17,086 of printed circuit boards and other products from European PCB Group and had sales of $6,407 to European PCB Group. In addition, the Company paid approximately $4,400 in sales-force fees and commissions to European PCB Group and received $1,503 in management fees from European PCB Group in fiscal year 2001.

     Additionally, in conjunction with Group's initial public offering, the Company acquired all of the outstanding shares of the Wire Harness Business, a wholly owned subsidiary of International Wire Group, Inc., an affiliate of HMTF. The Wire Harness Business, in accordance with negotiated contract terms, purchased an aggregate of $25,982, $28,092 and $36,784 of product from International Wire Group, Inc. for fiscal years 1999, 2000 and 2001, respectively.

21.  EXTRAORDINARY ITEM AND CHANGE IN ACCOUNTING

     During the year ended December 31, 2000, the Company recorded, as an extraordinary item, a one-time, non-cash write-off of deferred financing fees of approximately $31,196, net of income tax benefit of $0, related to deferred financing fees incurred on debt retired before maturity with proceeds from Group's initial public offering.

     In April 1998, the FASB adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted SOP 98-5 in fiscal year 1999 and reported the write-off of the net book value

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES
of start-up costs as of January 1, 1999, of $18,443 (net of income tax benefit of $6,734) as a cumulative effect of a change in accounting principle.

22.  NON-CASH COMPENSATION EXPENSE

     During the year ended December 31, 1999, the Company recorded a non-cash compensation expense charge of $110,070, which reflect the difference between the cost of the class A common stock and class A series II common stock and the value of the common stock that it is convertible into at that date.

     In connection with the initial public offering, Group amended the terms of the performance stock options held by members of management to eliminate the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price of $9.00 per share and are immediately exercisable. As a result of these amendments, the Company recorded a one-time non-cash compensation expense charge of approximately $33,635 during the year ended December 31, 2000.

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

     Additionally, in connection with the initial public offering, the Company terminated the Monitoring and Oversight Agreement and Financial Advisory Agreement with HMTF. As consideration for such termination, Group granted to HMTF, options to purchase an aggregate 2,134,000 shares of Group's common stock at an exercise price of $21.00 per share. The option grant resulted in a net one-time non-cash compensation expense charge of approximately $7,771 recorded during the year ended December 31, 2000.

23.  INITIAL PUBLIC OFFERING

     On March 24, 2000, Group completed an initial public offering of 44,000,000 shares of common stock at $21.00 per share with net proceeds of $865,543. Group used the proceeds from the offering to fund the acquisition of the Wire Harness Business, to repay amounts outstanding under the existing credit facility and for general corporate purposes.

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

24.  EARNINGS PER SHARE

     Basic earnings per common share amounts are computed using the weighted average number of common shares outstanding during the year. Basic earnings per weighted average common share are computed as follows:

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1999           2000           2001
                                              -----------   ------------   ------------
Loss before cumulative effect of a change in
  accounting principle and extraordinary
  item......................................  $  (701,852)  $   (104,788)  $   (587,019)
Plus paid-in-kind dividends and accretion on
  preferred stock...........................       (4,240)        (4,828)        (5,511)
Less loss attributable to class A common
  shareholders..............................       54,100          1,052             --
Less loss attributable to class A series II
  common shareholders.......................       37,872          1,250             --
                                              -----------   ------------   ------------
Loss available to common shareholders before
  cumulative effect of a change in
  accounting principle and extraordinary
  item......................................  $  (614,120)  $   (107,314)  $   (592,530)
                                              ===========   ============   ============
Basic weighted average common shares
  outstanding...............................   62,123,268    121,607,031    140,891,151
                                              ===========   ============   ============
Basic loss per weighted average common share
  before cumulative effect of a change in
  accounting principle and extraordinary
  item......................................  $     (9.89)  $      (0.88)  $      (4.21)
                                              ===========   ============   ============
Basic net loss per weighted average common
  share.....................................  $    (10.14)  $      (1.13)  $      (4.21)
                                              ===========   ============   ============

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

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES

     Diluted earnings per weighted average common share are computed as follows:

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1999           2000           2001
                                              -----------   ------------   ------------
Loss before cumulative effect of a change in
  accounting principle and extraordinary
  item......................................  $  (701,852)  $   (104,788)  $   (587,019)
Plus paid-in-kind dividends and accretion on
  preferred stock...........................       (4,240)        (4,828)        (5,511)
                                              -----------   ------------   ------------
Loss available to common shareholders before
  cumulative effect of a change on
  accounting principle and extraordinary
  item......................................  $  (706,092)  $   (109,616)  $   (592,530)
                                              ===========   ============   ============
Basic weighted average common shares
  outstanding...............................   62,123,268    121,607,031    140,891,151
Common shares assuming conversion of class A
  and class A series II.....................    5,115,190      1,651,658             --
                                              -----------   ------------   ------------
Diluted weighted average common shares
  outstanding...............................   67,238,458    123,258,689    140,891,151
                                              ===========   ============   ============
Diluted loss per weighted average common
  share before cumulative effect of a change
  in accounting principle and extraordinary
  item......................................  $    (10.50)  $      (0.89)  $      (4.21)
                                              ===========   ============   ============
Diluted net loss per weighted average common
  share.....................................  $    (10.77)  $      (1.14)  $      (4.21)
                                              ===========   ============   ============

     Shares assumed in the conversion of class A and class A series II are calculated on an as-if converted basis up to March 23, 2000, using the formula set forth in the Company's Certificate of Incorporation, which yields a less than one to one ratio. On March 23, 2000, each 6 2/3 shares of class A and class A series II common stock was converted into one share of common stock.

     As a result of losses incurred for the years ended December 31, 1999, 2000 and 2001, the following weighted average of potentially dilutive securities were not included in diluted earnings per share because their inclusion would be anti-dilutive:

                                                          YEARS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        1999        2000        2001
                                                      ---------   ---------   ---------
Stock options.......................................  5,096,585   5,316,225     344,186
Stock warrants......................................    136,645     136,645   4,507,565

25.  SUBSEQUENT EVENTS

     As a result of the dramatic downturn in telecom component demand during 2001 and the Company's highly leveraged capital structure, the Company expects to fail to satisfy certain financial maintenance covenants contained in its senior secured credit facility on March 31, 2002. In anticipation of this circumstance, the Company entered into an amendment to its credit agreement on March 29, 2002. The amendment provides that the Company's credit facility lenders will refrain from exercising any rights or remedies in respect of the Company's failure to comply prior to May 29, 2002. Under the terms of the amendment, the Company's revolving borrowings under the senior secured credit facility are limited to $100 million, unless its consolidated net sales for the preceding eight week period exceed specified thresholds, in which case its revolving loan availability is increased to $150 million. The amendment further increases the interest rates payable on these borrowings by .25% per annum, imposes additional financial and operating

                     VIASYSTEMS GROUP, INC. & SUBSIDIARIES
restrictions and provides for the grant of certain additional liens to secure these borrowings. A fee of approximately $1.5 million was paid to the Company's credit facility lenders in connection with the amendment.

     In light of these developments, the Company has retained Rothschild Inc. to assist the Company in evaluating several recapitalization alternatives in an effort to reduce debt and strengthen our balance sheet.

     As of December 31, 2001, the Company had $34.2 million of cash and cash equivalents and its working capital was $122.1 million. Giving effect to the recent amendment to the Company's credit agreement, as of December 31, 2001, the Company would have had revolver availability under the senior secured credit facility of $78.9 million.

     These expectations, however, assume that the forbearance under the recent amendment to the Company's credit agreement will be extended in order to permit the Company to implement a restructuring or other plan. In the event that the Company is unable to enter into satisfactory arrangements with the lenders under its senior secured credit facility to extend such forbearance beyond May 29, 2002, up to $1 billion of indebtedness could become due and payable shortly thereafter. This indebtedness consists of term loans of $437.8 million and revolving loans of $10.6 million under the senior secured credit facility, $79.5 million (net of $26.6 million of unamortized discount) of senior unsecured notes, and $500 million principal amount of senior subordinated notes. Although there is no current default under the senior unsecured notes or the senior subordinated notes, a default would arise under these debt obligations in the event of an acceleration of the maturity of the senior secured credit facility indebtedness. In such event, the Company would not have sufficient liquidity to repay such indebtedness and the Company would not expect to be able to refinance such indebtedness. In addition, the Company's future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond its control.

                    VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

                        QUARTERLY RESULTS OF OPERATIONS
                                  (UNAUDITED)

     The following is a summary of unaudited quarterly financial information of Viasystems Group, Inc. and subsidiaries for 2000 and 2001. In March 2000, we acquired all of the outstanding shares of Wirekraft Industries, Inc. in a transaction between entities under common control, which was accounted for in a manner similar to a pooling of interest and thus the historical financial data of Viasystems and Wirekraft have been combined.

                                              2000                              2001
                       ---------------------------------------------------   -----------
                       MARCH 31(1)   JUNE 30    SEPTEMBER 30   DECEMBER 31   MARCH 31(2)
                       -----------   --------   ------------   -----------   -----------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales............   $ 384,584    $358,285     $406,504      $455,612      $389,191
Gross margin.........      81,310      88,860       97,649       106,614        78,743
Income (loss) before
  extraordinary
  Item...............    (130,709)      2,784        9,519        13,618       (18,736)
Net income (loss)....    (161,905)      2,784        9,519        13,618       (18,736)
Basic income (loss)
  per weighted
  average common
  share before
  extraordinary
  item...............   $   (1.59)   $    .01     $    .06      $    .09      $  (0.14)
Diluted income (loss)
  per weighted
  average common
  share before
  extraordinary
  item...............   $   (1.59)   $    .01     $    .06      $    .09      $  (0.14)
Basic net income
  (loss) per weighted
  average common
  share..............   $   (1.97)   $    .01     $    .06      $    .09      $  (0.14)
Diluted net income
  (loss) per Weighted
  average common
  share..............   $   (1.97)   $    .01     $    .06      $    .09      $  (0.14)

                                           2001
                       ---------------------------------------------
                       JUNE 30(3)   SEPTEMBER 30(4)   DECEMBER 31(5)
                       ----------   ---------------   --------------
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales............  $ 309,149       $ 268,108        $ 240,088
Gross margin.........      3,433          41,773           39,701
Income (loss) before
  extraordinary
  Item...............   (184,541)       (204,981)        (178,761)
Net income (loss)....   (184,541)       (204,981)        (178,761)
Basic income (loss)
  per weighted
  average common
  share before
  extraordinary
  item...............  $   (1.32)      $   (1.46)       $   (1.27)
Diluted income (loss)
  per weighted
  average common
  share before
  extraordinary
  item...............  $   (1.32)      $   (1.46)       $   (1.27)
Basic net income
  (loss) per weighted
  average common
  share..............  $   (1.32)      $   (1.46)       $   (1.27)
Diluted net income
  (loss) per Weighted
  average common
  share..............  $   (1.32)      $   (1.46)       $   (1.27)

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

(2) This quarter includes a restructuring charge of $12,007 for a restructuring plan implemented by the Company primarily related to headcount reductions in its North American operations. Refer to Note 3 of our consolidated financial statements contained in Part II, Item 8.

(3) This quarter includes the following charges: (i) a restructuring charge of $30,481, (ii) an impairment charge on assets held for disposal of $75,043 and (iii) inventory write-offs of $49,290 all related to a restructuring plan implemented by the Company to restructure its North American operations, including the closure of two of its North American printed circuit board fabrication plants. Refer to Note 3 of our consolidated financial statements contained in Part II, Item 8.

(4) This quarter includes the following charges: (i) a write-off of amounts due from affiliates of $144,099 related to amounts due from European PCB Group that have been permanently impaired, (ii) restructuring and impairment charges totaling, $21,685 primarily related to the consolidation of certain North American and European facilities as well as headcount reductions at its corporate offices and (iii) inventory write-offs of $824 related to the restructuring activities. Refer to Note 3 of our consolidated financial statements contained in Part II, Item 8.

(5) This quarter includes the following charges: (i) restructuring and impairment charges totaling $148,164 and reversals of previously recorded impairment charges of $6,006 and (ii) a reversal of inventory write-offs previously taken totaling $781. Refer to Note 3 of our consolidated financial statements contained in Part II, Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2002 Annual Meeting of Stockholders (the "Proxy Statement") to be held on May 14, 2002, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item relating to directors is incorporated by reference to the information under the caption "Directors" in the Proxy Statement. The information required by this item relating to executive officers is incorporated by reference to the information under the caption "Executive Compensation" in the Proxy Statement.

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

     2. Financial Statement Schedule

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEAR ENDED DECEMBER 31

ALLOWANCE FOR DOUBTFUL ACCOUNTS --  BALANCE AT                     CHARGES TO                               BALANCE AT
DEDUCTED FROM RECEIVABLES IN THE    BEGINNING     ACQUISITIONS/     COST AND     ACCOUNTS     TRANSLATION     END OF
BALANCE SHEET                       OF PERIOD    (DISTRIBUTIONS)    EXPENSES    WRITTEN OFF   ADJUSTMENTS     PERIOD
----------------------------------  ----------   ---------------   ----------   -----------   -----------   ----------
                                                                      (IN THOUSANDS)
1999............................      $4,223         $2,632         $ 1,784       $  (973)       $(255)      $ 7,411
                                      ======         ======         =======       =======        =====       =======
2000............................      $7,411         $ (327)(1)     $   564       $  (383)       $ (32)      $ 7,233
                                      ======         ======         =======       =======        =====       =======
2001............................      $7,233         $  302         $11,483       $(3,290)       $ (74)      $15,654
                                      ======         ======         =======       =======        =====       =======

---------------

(1) Included in this figure is $(2,439) which was a reduction in the allowance for doubtful accounts as a result of the distribution of the operations formerly conducted by ISL Forward, Zincocelere and Viasystems Sweden in March 2000. This reduction is offset by an increase in the allowance for doubtful accounts of $2,112 from the acquisitions completed in 2000.

VALUATION ALLOWANCE FOR
DEFERRED TAX ASSETS --      BALANCE AT                       CHARGES TO    CHARGES TO                   BALANCE AT
DEDUCTED FROM DEFERRED      BEGINNING     ACQUISITIONS/       COST AND    EXTRAORDINARY   TRANSLATION     END OF
TAXES IN THE BALANCE SHEET  OF PERIOD    (DISTRIBUTIONS)      EXPENSES        ITEMS       ADJUSTMENTS     PERIOD
--------------------------  ----------   ---------------     ----------   -------------   -----------   ----------
1999....................     $      0      $         0        $244,255       $     0          $0         $244,255
                             ========      ===========        ========       =======          ==         ========
2000....................     $244,255      $   (87,723)(2)    $230,967       $10,918          $0         $398,417
                             ========      ===========        ========       =======          ==         ========
2001....................     $398,417      $         0        $128,000       $     0          $0         $526,417
                             ========      ===========        ========       =======          ==         ========

---------------

(2) Included here is the reduction in the valuation allowance as a result of the distribution of the operations formerly conducted by ISL, Forward and Zincocelere.

     3. Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 2.1      --   Securities Purchase Agreement, dated as of October 1, 1996, among Viasystems Group, Inc. (formerly known as Circo Craft
               Holding Company) and certain Purchasers (as defined
               therein)(2)
 2.2      --   Acquisition Agreement, dated as of November 26, 1996, among
               Lucent Technologies Inc., Viasystems Group, Inc. (formerly known as Circo Technologies Group, Inc.) and Viasystems,
               Inc. (formerly known as Circo Craft Technologies, Inc.)(2)
 2.3      --   Agreement and Plan of Merger, dated as of April 11, 1997 by and among Viasystems Group, Inc., HMTF Acquisition, L.P.,
               HMTF U.K. Acquisition Company, Hicks, Muse, Tate & Furst
               Equity Fund III and HM3 Coinvestors, L.P.(2)
 2.4      --   Agreement and Plan of Merger, dated as of June 5, 1997, by and between Viasystems Group, Inc. and Chips Holdings,
               Inc.(2)
 2.5      --   Agreement and Plan of Merger, dated as of June 6, 1997, by and between Viasystems, Inc. and Chips Acquisition, Inc.(2)
 2.6      --   Acquisition Agreement, dated as of January 29, 1998, among
               Viasystems B.V. and Print Service Holding N.V.(5)
 2.7      --   Sale and Purchase Agreement, dated as of February 11, 1998, between Viasystems, S.r.l., as purchaser, European Circuits
               SA and individuals named therein, as sellers(5)
 2.8      --   Share Purchase Agreement, dated August 1, 1999, among
               Termbray Electronics (B.V.I.) Limited, Termbray Industries
               International (Holdings) Limited, Viasystems, Inc. and
               Viasystems Group, Inc.(7)
 2.9      --   Stock Purchase Agreement, dated March 23, 2000, by and among
               International Wire Group, Inc., Wirekraft Industries, Inc.
               and Viasystems International, Inc.(14)
 3.1      --   Amended and Restated Certificate of Incorporation of
               Viasystems Group, Inc.(13)
 3.2      --   Amended and Restated Bylaws of Viasystems Group, Inc.(13)
 4.1      --   Credit Agreement, dated as of March 29, 2000, among
               Viasystems Group, Inc., as Guarantor, Viasystems, Inc. as
               U.S. Borrower, Viasystems Canada, Inc. and Print Service
               Holding N.V., as Foreign Subsidiary Borrowers, The Several
               Banks and other Financial Institutions parties thereto, The
               Chase Manhattan Bank of Canada, as Canadian Administrative
               Agent, Chase Manhattan Bank International Limited, as
               Multicurrency Administrative Agent, and The Chase Manhattan
               Bank, as Administrative Agent, Bank of America, N.A. as
               Syndication Agent, Bankers Trust Company, as Syndication
               Agent, and Chase Securities Inc., as Sole Book Manager and
               Sole Lead Arranger.(13)
 4.2      --   Indenture, dated as of June 6, 1997, by and between
               Viasystems, Inc. and The Bank of New York, as Trustee(2)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.3      --   Form of New Note (included in Exhibit 4.2, Exhibit B)
 4.4      --   Indenture, dated as of February 17, 1998, by and between
               Viasystems, Inc. and The Bank of New York, as Trustee(5)
 4.5      --   Form of Exchange Note (included in Exhibit 4.4, Exhibit B)
 4.6      --   First Amendment, dated April 23, 2001, to the Credit
               Agreement, Dated as of March 29, 2000, among Viasystems
               Group, Inc., as Guarantor, Viasystems, Inc., as U.S.
               Borrower, Viasystems Canada, Inc. and Print Service Holding
               N.V., as Foreign Subsidiary Borrowers, The Several Banks and
               other Financial Institutions parties thereto, The Chase
               Manhattan Bank of Canada, as Canadian Administrative Agent,
               Chase Manhattan Bank International Limited, as Multicurrency
               Administrative Agent, and The Chase Manhattan Bank, as
               Administrative Agent, Bank of America, N.A. as Syndication
               Agent, Bankers Trust Company, as Syndication Agent, and
               Chase Securities Inc., as Sole Book Manager and Sole Lead
               Arranger.(15)
 4.7      --   Second Amendment, dated as of June 28, 2001, to the Credit
               Agreement, dated as of March 29, 2000, as amended by the
               First Amendment dated as of April 23, 2001, among Viasystems
               Group, Inc., Viasystems, Inc., as U.S. Borrower, Viasystems
               Canada, Inc. And Print Service Holding N.V., as Foreign
               Subsidiary Borrowers, the several banks and other financial institutions parties thereto, The Chase Manhattan Bank of
               Canada, as Canadian Administrative Agent, Chase Manhattan
               Bank International Limited, as Multicurrency Administrative
               Agent, and The Chase Manhattan Bank, as Administrative
               Agent.(16)
 4.8      --   Form of Warrant Certificate dated as of July 19, 2001,
               issued in the denominations and to the investors listed on
               Annex A thereto.(16)
 4.9      --   Form of 14% Senior Note due 2007 dated as of July 19, 2001, issued in the denominations and to the investors listed on
               Annex A thereto.(16)
 4.10     --   Registration Rights Agreement dated as of July 19, 2001, by and among Viasystems Group, Inc. and the investors named
               herein. (16)
 4.11     --   Third Amendment, dated as of March 29, 2002, to the Credit
               Agreement, dated as of March 29, 2000, as amended by the
               First Amendment dated as of April 23, 2001, and the Second
               Amendment dated as of June 28, 2001, among Viasystems Group,
               Inc., Viasystems, Inc. as U.S. Borrower, Viasystems Canada,
               Inc. and Print Service Holding N.V., as Foreign Subsidiary
               Borrowers, the several banks and other financial
               institutions parties thereto, The Chase Manhattan Bank of
               Canada, as Canadian Administrative Agent, Chase Manhattan
               Bank International Limited, as Multicurrency Administrative
               Agent, and The Chase Manhattan Bank, as Administrative
               Agent.(1)
10.1      --   Supply Agreement dated as of November 26, 1996, by and
               between Lucent Technologies Inc. and Circo Craft
               Technologies, Inc. (confidential treatment was granted with respect to certain portions of this exhibit)(4)
10.2      --   Amended and Restated Viasystems Group, Inc. 1997 Stock
               Option Plan(2)
10.3      --   Form of Amended and Restated Stock Option Agreement dated as of March 30, 2000 between Viasystems Group, Inc. and James
               N. Mills(12)
10.4      --   Form of Amended and Restated Stock Option Agreement dated as of March 30, 2000 between Viasystems Group, Inc. and David
               M. Sindelar(12)
10.5      --   Viasystems Group, Inc. Stock Option Agreement, dated as of
               February 4, 1997, with Richard W. Vieser(3)
10.6      --   Viasystems Group, Inc. Stock Option Agreement, dated as of
               February 4, 1997, with Kenneth F. Yontz(3)
10.7      --   Third Amended and Restated Monitoring and Oversight
               Agreement, dated as of June 6, 1997, among Viasystems Group,
               Inc., Viasystems, Inc., Viasystems Technologies Corp., Circo
               Craft Co. Inc., Viasystems International, Inc., PCB
               Acquisition Limited, PCB Investments PLC, Chips Acquisition
               Limited and Hicks, Muse & Co. Partners, L.P.(3)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.8      --   Third Amended and Restated Financial Advisory Agreement
               dated as of June 6, 1997, among Viasystems Group, Inc.,
               Viasystems, Inc., Viasystems Technologies Corp., Circo Craft
               Co. Inc., Viasystems International, Inc., PCB Acquisition
               Limited, PCB Investments PLC, Chips Acquisition Limited and
               Hicks, Muse & Co. Partners, L.P.(3)
10.9      --   Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
               Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC
               and James N. Mills(10)
10.10     --   Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
               Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC
               and David M. Sindelar(10)
10.11     --   Agreement, dated as of December 30, 1996, between
               Viasystems, Inc. (formerly known as Circo Craft
               Technologies, Inc.) and the Communication Workers of
               America(3)
10.12     --   Environmental, Health and Safety Agreement, dated as of
               November 26, 1996, between Lucent Technologies and
               Viasystems, Inc. (formerly known as Circo Craft
               Technologies, Inc.)(2)
10.13     --   Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
               Inc., Viasystems, Inc. and Viasystems Technologies Corp. LLC
               and Timothy L. Conlon(10)
10.14     --   Amended and Restated Stockholders Agreement, dated as of
               June 6, 1997, among Viasystems Group, Inc. and certain
               stockholders of Viasystems Group, Inc.(11)
10.15     --   First Amendment to Amended and Restated Stockholders
               Agreement, dated as of November 4, 1998, among Viasystems
               Group, Inc. and certain stockholders of Viasystems Group,
               Inc.(11)
10.16     --   Parts Sourcing Contract, dated as of December 2, 1994, among
               Wirekraft Industries, Inc. and General Electric Company
               (Confidential treatment has been granted with respect to
               certain portions of this exhibit.)(8)
10.17     --   Agreement dated as of December 29, 1995 among Wirekraft
               Industries, Inc. and General Electric Company (Confidential
               treatment has been granted with respect to certain portions of this exhibit.)(9)
10.18     --   Viasystems Group, Inc. 1999 Key Management Incentive
               Compensation Plan(11)
10.19     --   Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems Sweden
               AB(14)
10.20     --   Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems Tyneside
               Limited(14)
10.21     --   Supply Agreement, dated as of March 29, 2000, by and between
               International Wire Group, Inc. and Wirekraft Industries,
               Inc.(14)
10.22     --   Termination and Release Agreement, dated as of March 29,
               2000, by and among Viasystems Group, Inc., Viasystems, Inc.,
               Viasystems Technologies Corp., Viasystems Canada, Inc.
               (f/k/a Circo Craft Co. Inc.), PCB Investments Limited,
               Viasystems International, Inc., Viasystems Group Limited
               (f/k/a PCB Acquisition Limited), Chips Acquisition Limited,
               and Hicks, Muse & Co. Partners, L.P.(13)
21.1      --   Subsidiaries of Viasystems Group, Inc.(1)
23.1      --   Consent of PricewaterhouseCoopers LLP(1)

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

(11) Incorporated by reference to Amendment No. 2 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(12) Incorporated by reference to Amendment No. 3 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(13) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on May 10, 2000.

(14) Incorporated by reference to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-46780).

(15) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on May 3, 2001.

(16) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on July 30, 2001.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIASYSTEMS GROUP, INC.

                                          By:    /s/ JOSEPH S. CATANZARO
                                            ------------------------------------
                                                    Joseph S. Catanzaro
                                                   Senior Vice President
                                                and Chief Financial Officer

Date: March 29, 2002

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ THOMAS O. HICKS                   Chairman of the Board of Directors   March 29, 2002
 ------------------------------------------------
                 Thomas O. Hicks


              /s/ DAVID M. SINDELAR                     Chief Executive Officer and       March 29, 2002
 ------------------------------------------------                 Director
                David M. Sindelar


              /s/ TIMOTHY L. CONLON                  President, Chief Operating Officer   March 29, 2002
 ------------------------------------------------               and Director
                Timothy L. Conlon


             /s/ JOSEPH S. CATANZARO                   Senior Vice President & Chief      March 29, 2002
 ------------------------------------------------            Financial Officer
               Joseph S. Catanzaro


                /s/ JACK D. FURST                                 Director                March 29, 2002
 ------------------------------------------------
                  Jack D. Furst


              /s/ RICHARD W. VIESER                               Director                March 29, 2002
 ------------------------------------------------
                Richard W. Vieser


               /s/ KENNETH F. YONTZ                               Director                March 29, 2002
 ------------------------------------------------
                 Kenneth F. Yontz


         /s/ THE RT. HON. BRIAN MULRONEY                          Director                March 29, 2002
 ------------------------------------------------
           The Rt. Hon. Brian Mulroney


          /s/ DR. WILLIAM H. CUNNINGHAM                           Director                March 29, 2002
 ------------------------------------------------
            Dr. William H. Cunningham

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 2.1      --   Securities Purchase Agreement, dated as of October 1, 1996, among Viasystems Group, Inc. (formerly known as Circo Craft
               Holding Company) and certain Purchasers (as defined
               therein)(2)
 2.2      --   Acquisition Agreement, dated as of November 26, 1996, among
               Lucent Technologies Inc., Viasystems Group, Inc. (formerly known as Circo Technologies Group, Inc.) and Viasystems,
               Inc. (formerly known as Circo Craft Technologies, Inc.)(2)
 2.3      --   Agreement and Plan of Merger, dated as of April 11, 1997 by and among Viasystems Group, Inc., HMTF Acquisition, L.P.,
               HMTF U.K. Acquisition Company, Hicks, Muse, Tate & Furst
               Equity Fund III and HM3 Coinvestors, L.P.(2)
 2.4      --   Agreement and Plan of Merger, dated as of June 5, 1997, by and between Viasystems Group, Inc. and Chips Holdings,
               Inc.(2)
 2.5      --   Agreement and Plan of Merger, dated as of June 6, 1997, by and between Viasystems, Inc. and Chips Acquisition, Inc.(2)
 2.6      --   Acquisition Agreement, dated as of January 29, 1998, among
               Viasystems B.V. and Print Service Holding N.V.(5)
 2.7      --   Sale and Purchase Agreement, dated as of February 11, 1998, between Viasystems, S.r.l., as purchaser, European Circuits
               SA and individuals named therein, as sellers(5)
 2.8      --   Share Purchase Agreement, dated August 1, 1999, among
               Termbray Electronics (B.V.I.) Limited, Termbray Industries
               International (Holdings) Limited, Viasystems, Inc. and
               Viasystems Group, Inc.(7)
 2.9      --   Stock Purchase Agreement, dated March 23, 2000, by and among
               International Wire Group, Inc., Wirekraft Industries, Inc.
               and Viasystems International, Inc.(14)
 3.1      --   Amended and Restated Certificate of Incorporation of
               Viasystems Group, Inc.(13)
 3.2      --   Amended and Restated Bylaws of Viasystems Group, Inc.(13)
 4.1      --   Credit Agreement, dated as of March 29, 2000, among
               Viasystems Group, Inc., as Guarantor, Viasystems, Inc. as
               U.S. Borrower, Viasystems Canada, Inc. and Print Service
               Holding N.V., as Foreign Subsidiary Borrowers, The Several
               Banks and other Financial Institutions parties thereto, The
               Chase Manhattan Bank of Canada, as Canadian Administrative
               Agent, Chase Manhattan Bank International Limited, as
               Multicurrency Administrative Agent, and The Chase Manhattan
               Bank, as Administrative Agent, Bank of America, N.A. as
               Syndication Agent, Bankers Trust Company, as Syndication
               Agent, and Chase Securities Inc., as Sole Book Manager and
               Sole Lead Arranger.(13)
 4.2      --   Indenture, dated as of June 6, 1997, by and between
               Viasystems, Inc. and The Bank of New York, as Trustee(2)
 4.3      --   Form of New Note (included in Exhibit 4.2, Exhibit B)
 4.4      --   Indenture, dated as of February 17, 1998, by and between
               Viasystems, Inc. and The Bank of New York, as Trustee(5)
 4.5      --   Form of Exchange Note (included in Exhibit 4.4, Exhibit B)
 4.6      --   First Amendment, dated April 23, 2001, to the Credit
               Agreement, Dated as of March 29, 2000, among Viasystems
               Group, Inc., as Guarantor, Viasystems, Inc., as U.S.
               Borrower, Viasystems Canada, Inc. and Print Service Holding
               N.V., as Foreign Subsidiary Borrowers, The Several Banks and
               other Financial Institutions parties thereto, The Chase
               Manhattan Bank of Canada, as Canadian Administrative Agent,
               Chase Manhattan Bank International Limited, as Multicurrency
               Administrative Agent, and The Chase Manhattan Bank, as
               Administrative Agent, Bank of America, N.A. as Syndication
               Agent, Bankers Trust Company, as Syndication Agent, and
               Chase Securities Inc., as Sole Book Manager and Sole Lead
               Arranger.(15)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.7      --   Second Amendment, dated as of June 28, 2001, to the Credit
               Agreement, dated as of March 29, 2000, as amended by the
               First Amendment dated as of April 23, 2001, among Viasystems
               Group, Inc., Viasystems, Inc., as U.S. Borrower, Viasystems
               Canada, Inc. And Print Service Holding N.V., as Foreign
               Subsidiary Borrowers, the several banks and other financial institutions parties thereto, The Chase Manhattan Bank of
               Canada, as Canadian Administrative Agent, Chase Manhattan
               Bank International Limited, as Multicurrency Administrative
               Agent, and The Chase Manhattan Bank, as Administrative
               Agent.(16)
 4.8      --   Form of Warrant Certificate dated as of July 19, 2001,
               issued in the denominations and to the investors listed on
               Annex A thereto.(16)
 4.9      --   Form of 14% Senior Note due 2007 dated as of July 19, 2001, issued in the denominations and to the investors listed on
               Annex A thereto.(16)
 4.10     --   Registration Rights Agreement dated as of July 19, 2001, by and among Viasystems Group, Inc. and the investors named
               herein. (16)
 4.11     --   Third Amendment, dated as of March 29, 2002, to the Credit
               Agreement, dated as of March 29, 2000, as amended by the
               First Amendment dated as of April 23, 2001, and the Second
               Amendment dated as of June 28, 2001, among Viasystems Group,
               Inc., Viasystems, Inc. as U.S. Borrower, Viasystems Canada,
               Inc. and Print Service Holding N.V., as Foreign Subsidiary
               Borrowers, the several banks and other financial
               institutions parties thereto, The Chase Manhattan Bank of
               Canada, as Canadian Administrative Agent, Chase Manhattan
               Bank International Limited, as Multicurrency Administrative
               Agent, and The Chase Manhattan Bank, as Administrative
               Agent.(1)
10.1      --   Supply Agreement dated as of November 26, 1996, by and
               between Lucent Technologies Inc. and Circo Craft
               Technologies, Inc. (confidential treatment was granted with respect to certain portions of this exhibit)(4)
10.2      --   Amended and Restated Viasystems Group, Inc. 1997 Stock
               Option Plan(2)
10.3      --   Form of Amended and Restated Stock Option Agreement dated as of March 30, 2000 between Viasystems Group, Inc. and James
               N. Mills(12)
10.4      --   Form of Amended and Restated Stock Option Agreement dated as of March 30, 2000 between Viasystems Group, Inc. and David
               M. Sindelar(12)
10.5      --   Viasystems Group, Inc. Stock Option Agreement, dated as of
               February 4, 1997, with Richard W. Vieser(3)
10.6      --   Viasystems Group, Inc. Stock Option Agreement, dated as of
               February 4, 1997, with Kenneth F. Yontz(3)
10.7      --   Third Amended and Restated Monitoring and Oversight
               Agreement, dated as of June 6, 1997, among Viasystems Group,
               Inc., Viasystems, Inc., Viasystems Technologies Corp., Circo
               Craft Co. Inc., Viasystems International, Inc., PCB
               Acquisition Limited, PCB Investments PLC, Chips Acquisition
               Limited and Hicks, Muse & Co. Partners, L.P.(3)
10.8      --   Third Amended and Restated Financial Advisory Agreement
               dated as of June 6, 1997, among Viasystems Group, Inc.,
               Viasystems, Inc., Viasystems Technologies Corp., Circo Craft
               Co. Inc., Viasystems International, Inc., PCB Acquisition
               Limited, PCB Investments PLC, Chips Acquisition Limited and
               Hicks, Muse & Co. Partners, L.P.(3)
10.9      --   Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
               Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC
               and James N. Mills(10)
10.10     --   Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
               Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC
               and David M. Sindelar(10)
10.11     --   Agreement, dated as of December 30, 1996, between
               Viasystems, Inc. (formerly known as Circo Craft
               Technologies, Inc.) and the Communication Workers of
               America(3)
10.12     --   Environmental, Health and Safety Agreement, dated as of
               November 26, 1996, between Lucent Technologies and
               Viasystems, Inc. (formerly known as Circo Craft
               Technologies, Inc.)(2)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.13     --   Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
               Inc., Viasystems, Inc. and Viasystems Technologies Corp. LLC
               and Timothy L. Conlon(10)
10.14     --   Amended and Restated Stockholders Agreement, dated as of
               June 6, 1997,among Viasystems Group, Inc. and certain
               stockholders of Viasystems Group, Inc.(11)
10.15     --   First Amendment to Amended and Restated Stockholders
               Agreement, dated as of November 4, 1998, among Viasystems
               Group, Inc. and certain stockholders of Viasystems Group,
               Inc.(11)
10.16     --   Parts Sourcing Contract, dated as of December 2, 1994, among
               Wirekraft Industries, Inc. and General Electric Company
               (Confidential treatment has been granted with respect to
               certain portions of this exhibit.)(8)
10.17     --   Agreement dated as of December 29, 1995 among Wirekraft
               Industries, Inc. and General Electric Company (Confidential
               treatment has been granted with respect to certain portions of this exhibit.)(9)
10.18     --   Viasystems Group, Inc. 1999 Key Management Incentive
               Compensation Plan(11)
10.19     --   Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems Sweden
               AB(14)
10.20     --   Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems Tyneside
               Limited(14)
10.21     --   Supply Agreement, dated as of March 29, 2000, by and between
               International Wire Group, Inc. and Wirekraft Industries,
               Inc.(14)
10.22     --   Termination and Release Agreement, dated as of March 29,
               2000, by and among Viasystems Group, Inc., Viasystems, Inc.,
               Viasystems Technologies Corp., Viasystems Canada, Inc.
               (f/k/a Circo Craft Co. Inc.), PCB Investments Limited,
               Viasystems International, Inc., Viasystems Group Limited
               (f/k/a PCB Acquisition Limited), Chips Acquisition Limited,
               and Hicks, Muse & Co. Partners, L.P.(13)
21.1      --   Subsidiaries of Viasystems Group, Inc.(1)
23.1      --   Consent of PricewaterhouseCoopers LLP(1)

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

(11) Incorporated by reference to Amendment No. 2 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(12) Incorporated by reference to Amendment No. 3 to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-94321).

(13) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on May 10, 2000.

(14) Incorporated by reference to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-46780).

(15) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on May 3, 2001.

(16) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on July 30, 2001.