Form 10-K405/A
period 2001-12-31
VIASYSTEMS GROUP INC
filed 2002-04-02
CIK 1101169

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The section entitled "Recent Events" of Item 7 of Part II of the Registrant's Form 10-K for the year ended December 31, 2001 is hereby amended as follows to correct an error in the reference to the principal amount of Viasystems, Inc's 9 3/4 senior subordinated notes acquired in open market purchases by affiliates of Hicks, Muse, Tate & Furst Incorporated:

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

  RECENT EVENTS

     As of March 27, 2002, HMTF has increased its investment in Viasystems through open market purchases of $232.1 million of Viasystems' 9 3/4 senior subordinated notes and $51.3 million of Viasystems' senior secured bank debt. These purchases were made at a discount to the face amount.

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

Date: April 2, 2002