Form 10-K/A
period 2001-12-31
VIASYSTEMS GROUP INC
filed 2002-04-29
CIK 1101169

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

The Registrant's annual report on Form 10-K for the year ended December 31, 2001 is hereby amended solely (i) to set forth the information required in Items 10, 11, 12, and 13 in lieu of incorporating such information by reference to a Proxy Statement for an annual meeting of the Registrant's stockholders and (ii) to file Exhibits 4.12 and 10.23 herewith.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors of Viasystems Group, Inc. ("Group") is classified into three classes. Each Class I director will hold office until the 2004 Annual Meeting of stockholders. Each Class II director will hold office until the 2002 Annual Meeting of stockholders, and each Class III director will hold office until the 2003 Annual Meeting of stockholders. In each case, each director will hold office until his successor is duly elected or appointed and qualified in the manner provided in Group's Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws, or as otherwise provided by applicable law.

NAME                                    AGE                   TITLE
----                                    ---                   -----
Thomas O. Hicks.......................  56    Chairman of the Board
Jack D. Furst.........................  43    Director
Richard W. Vieser.....................  74    Director
Kenneth F. Yontz......................  57    Director
The Right Honorable Brian Mulroney....  63    Director
Dr. William H. Cunningham.............  58    Director
David M. Sindelar.....................  44    Chief Executive Officer and Director
Timothy L. Conlon.....................  50    President, Chief Operating Officer and
                                              Director
Joseph S. Catanzaro...................  49    Senior Vice President and Chief
                                              Financial Officer
Barry L. Brigman......................  55    Executive Vice President-Global
                                              Operations
Steven S.L. Tang......................  46    President -- Asia Pacific

     Thomas O. Hicks has been Chairman of the Board of Group since February 2002 and has been a director of Group since January 1997. Mr. Hicks currently serves as a Class III director. Mr. Hicks is a partner of Hicks, Muse, Tate & Furst Incorporated. From 1984 to May 1989, Mr. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas Incorporated, a Dallas-based private investment firm. Mr. Hicks serves as Vice Chairman and Director of Clear Channel Communications, Inc. and is a director of Home Interiors & Gifts, Inc., Cooperative Computing, Inc., Corpgroup Limited, Digital Latin America, Fox Pan American Sports LLC, Pinnacle Foods Corporation, and Yell, Inc. He also serves on the Board of Directors of Crow Family Holdings, as well as The JP Morgan Chase National Advisory Board.

     Jack D. Furst has been a director of Group since August 1996 and currently serves as a Class II director. Mr. Furst is a partner of Hicks, Muse, Tate & Furst Incorporated. Prior to joining Hicks, Muse, Tate & Furst Incorporated, Mr. Furst was a Vice President and subsequently a Partner of Hicks & Haas Incorporated, a Dallas-based private investment firm, from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a financial consultant at Price Waterhouse. Mr. Furst serves on the Board of Directors of Home Interiors & Gifts, Inc., International Wire Group, Inc., Cooperative Computing, Inc., LLS Corp. and Realm Business Solutions Inc.

     Richard W. Vieser has been a director of Group since January 1997 and currently serves as a Class I director. Mr. Vieser is the retired Chairman of the Board, Chief Executive Officer and President of Lear Siegler, Inc. (a diversified manufacturing company), the former Chairman of the Board and Chief Executive Officer of FL Industries, Inc. and FL Aerospace (also diversified manufacturing companies) and the former President and Chief Operating Officer of McGraw-Edison Co. He is the Chairman of the Board of Varian Medical Systems and is also a director of Harvard Industries, Inc., International Wire Holding Company and Apogent Technologies Inc (formally Sybron International Corporation).

     Kenneth F. Yontz has been a director of Group since January 1997 and currently serves as a Class I director. Mr. Yontz is the Chairman of Apogent Technologies Inc. (formerly Sybron International Corporation), a manufacturer of life science and laboratory products, and is the Chairman of Sybron Dental

Specialties Inc., a manufacturer of dental products. Mr. Yontz is also a director of Rockwell International. Prior to joining Apogent Technologies Inc., Mr. Yontz was Group Vice President and Executive Vice President of the Allen-Bradley Company. Mr. Yontz also held various managerial and professional positions with Chemetron from 1974 to 1980 and at Ford Motor Company from 1966 to 1974.

     The Rt. Hon. Brian Mulroney has been a director of Group since March 2001 and currently serves as a Class II director. The Rt. Hon. Mulroney is a Senior Partner at Ogilvy Renault, a Montreal law firm, and has held this position since June 1993. The Rt. Hon. Mulroney was Prime Minister of Canada from 1984 to 1993. The Rt. Hon. Mulroney serves on the Board of Directors of Cendant Corporation, Archer Daniels Midland Company, Inc., Barrick Gold Corporation, TrizecHahn Corporation Ltd., Quebecor, Inc. and Quebecor World Inc.

     Dr. William H. Cunningham has been a director of Group since March 2002. Dr. Cunningham currently serves as a Class I director. Dr. Cunningham served as Chancellor and Chief Executive Officer of The University of Texas System from September 1992 to July 2000. He currently holds the James L. Bayless Chair for Free Enterprise in the Red McCombs College of Business at The University of Texas at Austin. Dr. Cunningham served as President of The University of Texas at Austin from 1985-1992 and was Dean of the College of Business Administration/Graduate School of Business from 1983-1985. Dr. Cunningham received his BBA, MBA, and Ph.D. from Michigan State University. His many honors include an Honorary Doctor of Law Degree and Distinguished Alumnus Award from Michigan State University. He was also named an Outstanding Texas Leader by the John Ben Shepperd Leadership Forum. He has served on many various public commissions and boards, including The University of Texas Investment Management Company Board of Directors, the Houston Area Research Council Board of Directors, the Southwest Research Institute, and the Economic Advisory Committee of the United States Department of Commerce. Dr. Cunningham is currently a member of the Board of the following companies: Southwest Airlines Co., Jefferson-Pilot Corporation, Introgen Therapeutics Inc., and Pinnacle Foods Corporation. He is also a member of the John Hancock Mutual Funds Board.

     David M. Sindelar has been a director of Group since August 2001 and Chief Executive Officer of Group since July 2001. Mr. Sindelar currently serves as a Class III director. He also served as Senior Vice President of Group from January 1997 through June 2001 and Chief Financial Officer of Group since its inception through June 2001. Mr. Sindelar also serves as Chief Executive Officer of International Wire Holding Company and LLS Corp. Mr. Sindelar was Senior Vice President and Chief Financial Officer of Berg Electronics Corp. from March 1993 through October 1998 and of Crain Industries, Inc. and Crain Holdings Corp. from August 1995 through December 1997 and of Jackson Holding Company from February 1993 through August 1995. Mr. Sindelar is Chairman of the Board and Chief Executive Officer of LLS Corp., which filed for protection under Chapter 11 of the United States Bankruptcy Code on January 16, 2002.

     Timothy L. Conlon has been a director, President and Chief Operating Officer of Group since October 1998. Mr. Conlon currently serves as a Class II director. Prior to joining Group, Mr. Conlon was employed as President and Chief Operating Officer of Berg Electronics Corp. from January 1997 through October 1998. Mr. Conlon also served as Executive Vice President and Chief Operating Officer of Berg Electronics Group, Inc., a wholly owned subsidiary of Berg Electronics Corp., from October 1993 through January 1997. Prior to joining Berg Electronics Corp., Mr. Conlon was employed as President of the Cutting and Welding Division of Thermadyne Industries, Inc. from April 1993 through October 1993. Prior to joining Thermadyne Industries, Inc., Mr. Conlon spent nine years in the electronic connector industry including serving as General Manager of the Information Technologies and Spectra strip divisions of Amphenol Corporation from 1990 through July 1992 and President of Cambridge Products from 1988 through 1989.

     Joseph S. Catanzaro has been Senior Vice President & Chief Financial Officer of Group since September 2001. He also served as Senior Vice
President -- Finance of Group from June 1999 to September 2001. Mr. Catanzaro joined Group in October 1998 in the position of Vice President of Business Services. Prior to joining Group, Mr. Catanzaro was Vice President of Finance of Berg Electronics Corp. from April 1993 to October 1998.

     Barry L. Brigman has been Executive Vice President -- Global Operations of Group since July 2001 and is currently responsible for the overall operations of Group's facilities. He also served as President of Viasystems Americas from January 1997 through June 2001. Prior to joining Group and from March 1993, Mr. Brigman was Senior Vice President and General Manager of Berg Electronics Corp. Prior to 1993, Mr. Brigman held various management positions within the fibers, medical and electronics groups of E.I. DuPont Company.

     Steven S.L. Tang has been President -- Asia Pacific of Group since June 1999 and is responsible for the overall operations of Group's facilities on the continent of Asia. Prior to joining Group, Mr. Tang served as a Managing Director for the Asian division of Utilix Asia Limited, an Australian connector manufacturing company, from January 1995 to July 1999. Prior to 1995, Mr. Tang held various positions, all in Asia, with companies such as Amphenol, Pace Inc., National Semiconductor and Honeywell. Mr. Tang is a director of China Gateway Holdings, Inc.

ARRANGEMENTS RELATING TO THE ELECTION OF DIRECTORS

     Certain holders of Group common stock have entered into an amended and restated stockholders agreement dated as of June 6, 1997, and further amended effective November 4, 1998. The stockholders agreement contains an irrevocable proxy pursuant to which all parties to the stockholders agreement grant to Hicks, Muse, Tate & Furst Equity Fund III, L.P., an affiliate of Hicks, Muse, Tate & Furst Incorporated, the power to vote all shares of common stock held by such parties to elect those persons to the Board of Directors of Group as may be designated by Hicks, Muse, Tate & Furst Equity Fund III, L.P. The stockholders agreement terminates on September 30, 2006.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Directors who are officers or employees of Group receive no compensation for their services as directors. Each independent director of Group receives an annual retainer of $36,000 and a fee of $1,000 for each meeting of the Board of Directors at which the director is present. Each independent director also receives a one-time grant of options to purchase 25,000 shares of Group's common stock. Directors of Group are reimbursed for their reasonable out-of-pocket expenses in connection with their travel to and attendance at the meetings of the Board of Directors or committees thereof.

EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation earned during the fiscal years ended December 31, 1999, 2000 and 2001 by our Chief Executive Officer and our four other most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM
                                                                     COMPENSATION
                                                                        AWARDS
                                         ANNUAL COMPENSATION          SECURITIES
                                   -------------------------------    UNDERLYING         ALL OTHER
                                   YEAR   SALARY($)    BONUS($)(1)   OPTIONS(#)(2)   COMPENSATION($)(3)
                                   ----   ----------   -----------   -------------   ------------------
David M. Sindelar, Chief
  Executive Officer(4)...........  2001   $  400,000    $     --              --           $  --
                                   2000      300,000     400,000         737,257(5)           --
                                   1999      300,000     250,000              --              --
Timothy L. Conlon, President and
  Chief Operating Officer........  2001      550,000          --              --              --
                                   2000      500,000     550,000              --              --
                                   1999      425,000     325,000              --              --
Joseph S. Catanzaro, Senior Vice
  President and Chief Financial
  Officer........................  2001      250,750          --          75,000              --
                                   2000      232,833     151,361              --              --
                                   1999      219,557      93,000         225,000              --
Barry L. Brigman, Executive Vice
  President -- Global
  Operations.....................  2001      418,750          --         200,000              --
                                   2000      372,234     241,952              --              --
                                   1999      341,300     205,000         125,000              --
Steven S. L. Tang,
  President -- Asia Pacific(6)...  2001      381,479          --         180,000              --
                                   2000      354,000     177,000              --              --
                                   1999      169,000      84,500         166,666              --
James N. Mills, Former Chairman
  of the Board and Chief
  Executive Officer(7)...........  2001      685,000          --              --              --
                                   2000      685,000     685,000         599,018(5)           --
                                   1999      685,000     445,250              --              --

---------------

(1) Bonuses were paid in 2000 for 1999 and in 2001 for 2000.

(2) Options were granted under the Viasystems Group, Inc. 1997 Stock Option Plan and the 2001 Stock Option Plan, pursuant to which incentive and non-qualified stock options may be issued to Group's or its subsidiaries' officers, key employees and directors.

(3) We provide perquisites and other personal benefits to certain executives. The aggregate incremental costs of these benefits to us do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for each executive officer.

(4) Mr. Sindelar was appointed Chief Executive Officer in July 2001.

(5) Reflects performance options granted by Group. In connection with our initial public offering, we amended the terms of the performance options to eliminate the exercisability restrictions and variable exercise price terms. The amended performance options have a fixed exercise price of $9.00 and are immediately exercisable.

(6) Mr. Tang commenced employment with Group in June 1999.

(7) Mr. Mills retired as Chief Executive Officer in July 2001 and retired as Chairman of the Board of Directors in February 2002.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table summarizes option grants made with respect to Group's common stock during fiscal year 2001 to the executive officers named above:

                                                                                    POTENTIAL REALIZABLE VALUE
                                       % OF TOTAL     WEIGHTED                        AT ASSUMED ANNUAL RATES
                        NUMBER OF       OPTIONS        AVERAGE                      OF STOCK PRICE APPRECIATION
                       SECURITIES      GRANTED TO     EXERCISE                        FOR OPTION TERM ($)(1)
                       UNDERLYING     EMPLOYEES IN      PRICE                       ---------------------------
                       OPTIONS (#)    FISCAL YEAR     ($/SHARE)   EXPIRATION DATE       5%             10%
                       -----------   --------------   ---------   ---------------   -----------   -------------
David M. Sindelar....         --          N/A             N/A           N/A               N/A             N/A
Timothy L. Conlon....         --          N/A             N/A           N/A               N/A             N/A
Joseph S.
  Catanzaro..........     75,000          2.7%          $2.80          2011          $132,068      $  334,686
Barry L. Brigman.....    200,000          7.1%          $4.85          2011          $610,028      $1,545,930
Steven S.L. Tang.....    180,000          6.4%          $4.60          2011          $522,589      $1,324,956
James N. Mills(2)....         --          N/A             N/A           N/A               N/A             N/A

---------------

(1) The potential realizable value portion of the foregoing table illustrates the value that might be realized upon exercise of the option immediately prior to the expiration of its term, assuming the specified rates of annual compound appreciation of common stock over the term of the options. Actual gains on the exercise of the options are dependent on the future performance of the common stock. There can be no assurance that the potential values reflected in this table will be achieved. All amounts have been rounded to the nearest whole dollar.

(2) Mr. Mills retired as Chief Executive Officer in July 2001.

     The following table provides information related to the number and value of options held by the named executive officers at the end of 2001.

                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                          OPTIONS AT FISCAL YEAR      IN-THE-MONEY OPTIONS AT
                               SHARES                             END(#)                FISCAL YEAR END(1)
                             ACQUIRED ON      VALUE      -------------------------   -------------------------
                             EXERCISE(#)   REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                             -----------   -----------   -------------------------   -------------------------
David M. Sindelar..........       --            --                 737,257/--                  $0/$0
Timothy L. Conlon..........       --            --                      --/--                  $0/$0
Joseph S. Catanzaro........       --            --            105,000/220,000                  $0/$0
Barry L. Brigman...........       --            --            150,000/300,000                  $0/$0
Steven S. L. Tang..........       --            --             66,666/280,000                  $0/$0
James N. Mills(2)..........       --            --                 599,018/--                  $0/$0

---------------

(1) Based on a fair market value of $0.63 which was the last reported sale of Group's stock on December 31, 2001. As of December 31, 2001, none of the options held by the named executive officers were in-the-money.

(2) Mr. Mills retired as Chief Executive Officer in July 2001.

EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

     David M. Sindelar Executive Employment Agreement. Mr. David M. Sindelar entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of February 16, 2000. Pursuant to his employment agreement, Mr. Sindelar will serve as an officer of Group through March 31, 2005, unless terminated earlier by Group or Mr. Sindelar. Mr. Sindelar is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall executive management of Group and its subsidiaries, both direct and indirect. Subject to the foregoing limitation on his activities, Mr. Sindelar is free to participate in other business endeavors.

     The compensation provided to Mr. Sindelar under his executive employment agreement includes an annual base salary of not less than $300,000, subject to upward adjustment at the sole discretion of the Board of Directors of Group, as well as those benefits customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. Sindelar is entitled to an annual bonus in an amount determined in accordance with our incentive compensation plan for senior executives and reimbursement for expenses to own and maintain an automobile.

     Mr. Sindelar's executive employment agreement also provides that if Mr. Sindelar's employment is terminated without cause, Mr. Sindelar will continue to receive his then current salary, which shall not be less than $300,000, for the longer of the remainder of the period the executive employment agreement is in force or a period of one year following such termination. The executive employment agreement terminates upon Mr. Sindelar's death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any one hundred working days out of a twelve month period, and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of 18 months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for his and his spouse's lifetime.

     Timothy L. Conlon Executive Employment Agreement. Mr. Timothy L. Conlon entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of February 16, 2000. Pursuant to his employment agreement, Mr. Conlon will serve as an officer of Group through March 31, 2005, unless terminated earlier by Group or Mr. Conlon. Mr. Conlon is required to devote the amount of time reasonably necessary to faithfully and adequately supervise the overall financial management of Group and its subsidiaries, both direct and indirect.

     The compensation provided to Mr. Conlon under his executive employment agreement includes an annual base salary of not less than $500,000, subject to upward adjustment at the sole discretion of the Chairman of the Board of Directors of Group, as well as those benefits customarily accorded the executives of Group as long as the executive employment agreement is in force. In addition, Mr. Conlon is entitled to an annual bonus in an amount determined in accordance with our incentive compensation plan for senior executives and reimbursement for expenses to own and maintain an automobile.

     Mr. Conlon's executive employment agreement also provides that if Mr. Conlon's employment is terminated without cause, Mr. Conlon will continue to receive his then current salary, which shall not be less than $500,000, for the longer of the remainder of the period the executive employment agreement is in force or a period of one year following such termination. The executive employment agreement terminates upon Mr. Conlon's death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any one hundred working days out of a twelve month period, and no further compensation shall be payable except that he or his estate, heirs or beneficiaries, as applicable, shall receive his then current salary for a period of 18 months, in addition to benefits otherwise specifically provided for. The agreement also provides medical benefits for his and his spouse's lifetime.

     James N. Mills Executive Employment Agreement. Mr. James N. Mills entered into an amended and restated executive employment agreement with Group and certain of its subsidiaries as of February 16, 2000. On February 4, 2002, the agreement was further amended and restated pursuant to Mr. Mills' retirement. As provided in the agreement, Mr. Mills will receive retirement pay equal to $685,000 per year through March 31, 2005, as well as certain benefits provided to executives of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the compensation committee of Group's Board of Directors during the fiscal year ended December 31, 2001 were Messrs. Hicks, Mills, Vieser, and Yontz. Mr. Hicks is also a principal stockholder of Hicks, Muse Tate & Furst Incorporated, which is affiliated with the entities that (i) purchased $100 million principal amount of senior unsecured notes and warrants to purchase 10 million shares of Group's common stock for $100 million and (ii) hold $232.1 million of Viasystems, Inc.'s ("Viasystems") 9 3/4 senior subordinated notes and $51.3 million of Viasystems' senior secured bank debt. See sections entitled "Senior Unsecured Debt" and "Acquisition of Viasystems' Indebtedness" in Item 13. Mr. Mills served as the Chief Executive Officer of Group through July 2001. Messrs. Vieser and Yontz beneficially own equity interests in European PCB Group (Cayman Islands), Ltd., an entity with which Group entered into a settlement regarding a $18 million guarantee obligation with the Department of Trade and Industry of the United Kingdom. See section entitled "Transactions with European PCB Group" in Item 13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 1, 2002, information regarding the beneficial ownership of Group's common stock by each person who beneficially owned more than 5% of any class of Group's voting securities and by its directors and named executive officers, individually, and by its directors and executive officers as a group.

                                                               NUMBER OF
                                                                 SHARES        PERCENT
                                                              BENEFICIALLY   BENEFICIALLY
5% STOCKHOLDERS                                                 OWNED(1)        OWNED
---------------                                               ------------   ------------
Hicks Muse Parties (2)......................................   84,600,542        55.9%
c/o Hicks, Muse, Tate & Furst Incorporated
200 Crescent Court, Suite 1600
Dallas, Texas 75201

OFFICERS AND DIRECTORS:
Thomas O. Hicks(3)..........................................   87,161,150        57.2%
David M. Sindelar(4)........................................    2,941,840         2.1%
Timothy L. Conlon(5)........................................    2,014,106         1.4%
Jack D. Furst(6)............................................      717,256           *
Richard W. Vieser(7)........................................      149,116           *
Kenneth F. Yontz(8).........................................      125,000           *
The Rt. Hon. Brian Mulroney.................................           --          --
William Cunningham..........................................           --          --
Joseph S. Catanzaro(9)......................................      106,000           *
Barry L. Brigman(10)........................................      162,500           *
Steven S.L. Tang(11)........................................      106,666           *
James N. Mills(12)..........................................    3,787,257         2.7%
All executive officers and directors as a group (12
  persons)(13)..............................................   97,270,891        63.0%

---------------

  *  Represents less than 1%.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants or other convertible securities that are currently exercisable or exercisable within 60 days of April 1, 2002 are deemed to be outstanding and to be beneficially owned by the person holding those options, warrants or other convertible securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

 (2) These figures include 10,409,396 shares of common stock beneficially owned by Hicks, Muse (1999) Fund IV, LLC and 74,191,146 shares of common stock beneficially owned by Hicks, Muse Fund III Incorporated.

     Of the 10,409,396 shares of common stock beneficially owned by Hicks, Muse
     (1999) Fund IV, LLC:

        141,934 shares are owned of record by HM4-EQ (1999) Coinvestors, L.P. and 23,347 shares are issuable upon the exercise of a warrant owned by HM4-EQ (1999) Coinvestors, L.P.;

        25,369 shares are owned of record by HM4-EN (1999) Coinvestors, L.P.;

        35,123 shares are issuable upon the exercise of a warrant owned by HM4-SBS (1999) Coinvestors, L.P.;

        8,683,593 shares are owned of record by HMTF Equity Fund IV (1999), L.P. and 1,428,392 shares are issuable upon the exercise of a warrant owned by HMTF Equity Fund IV (1999), L.P.; and

        61,519 shares are owned of record by HMTF Private Equity Fund IV (1999), L.P. and 10,119 shares are issuable upon the exercise of a warrant owned by HMTF Private Equity Fund IV (1999), L.P.

     Hicks, Muse (1999) Fund IV, LLC is the general partner of Hicks, Muse GP
     (1999) Partners IV, L.P. and, therefore, may be deemed to be the beneficial owner of shares beneficially owned by Hicks, Muse GP (1999) Partners IV, L.P.; Hicks, Muse GP (1999) Partners IV, L.P. is the general partner of HM4/GP (1999) Partners, L.P., HM4-EQ (1999) Coinvestors, L.P., HM4-EN
     (1999) Coinvestors, L.P. and HM4-SBS (1999) Coinvestors, L.P. and, therefore, may be deemed to be the beneficial owner of the shares beneficially owned by HM4/GP (1999) Partners, L.P., the shares owned of record by HM4-EQ (1999) Coinvestors, L.P., HM4-EN (1999) Coinvestors, L.P., and the shares issuable upon exercise of the warrant owned by HM4-SBS
     (1999) Coinvestors, L.P.; and HM4/GP (1999) Partners, L.P. is the general partner of HMTF Equity Fund IV (1999), L.P. and HMTF Private Equity Fund IV
     (1999), L.P. and, therefore, may be deemed to be the beneficial owner of the shares owned of record by HMTF Equity Fund IV (1999), L.P. and HMTF Private Equity Fund IV (1999), L.P. and the shares issuable upon exercise of the warrants owned by Equity Fund IV (1999), L.P. and HMTF Private Equity Fund IV (1999), L.P.

     Of the 74,191,146 shares of common stock beneficially owned by Hicks, Muse Fund III Incorporated:

        710,821 shares are owned of record by HM3 Coinvestors, L.P. and 222,522 shares are issuable upon the exercise of a warrant owned by HM3 Coinvestors, L.P.;

        416,708 shares are owned of record by HMTF/Viasystems Partners, L.P.;

        57,156,124 shares are owned of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P. and 8,204,452 shares are issuable upon the exercise of a warrant owned by Hicks, Muse, Tate & Furst Equity Fund III, L.P. and

        7,480,519 shares are owned of record by stockholders that have entered into that certain Amended and Restated Stockholders Agreement dated as of June 6, 1997, as further amended.

     Hicks, Muse Fund III Incorporated is the general partner of Hicks Muse GP Partners III, L.P. and, therefore, may be deemed to be the beneficial owner of shares beneficially owned by Hicks Muse GP Partners III, L.P.; Hicks Muse GP Partners III, L.P. is the general partner of HM3/GP Partners, L.P. and HM3 Coinvestors, L.P. and, therefore, may be deemed to be the beneficial owner of the shares beneficially owned by HM3/GP Partners, L.P., the shares owned of record by HM3 Coinvestors, L.P., and the shares issuable upon exercise of the warrant owned by HM3 Coinvestors, L.P.; HM3/GP Partners, L.P. is the general partner of HMTF/Viasystems Partners, L.P. and Hicks, Muse, Tate & Furst Equity Fund III, L.P. and, therefore, may be deemed to be the beneficial owner of the shares owned of record by HMTF/Viasystems Partners, L.P., the shares beneficially owned by Hicks, Muse, Tate & Furst Equity Fund III, L.P., the shares owned of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P., and the shares issuable upon exercise of the warrant owned by Hicks, Muse, Tate & Furst Equity Fund III, L.P.; and Hicks, Muse, Tate & Furst Equity Fund III, L.P. holds an irrevocable proxy to vote the shares owned by the stockholders that have entered into that certain Amended and Restated Stockholders Agreement and, therefore, may be deemed to be the beneficial owner of the shares owned of record by such stockholders (see section entitled "Agreements Relating to the Election of Directors" in Item 10).

 (3) These figures include 85,482,939 shares of common stock beneficially owned by Mr. Hicks, 1,152,343 shares of common stock owned of record by Mr. Hicks, and 525,868 shares of common stock issuable upon exercise of the options owned by Mr. Hicks. Mr. Hicks disclaims beneficial ownership of common stock not owned of record by him.

     Of the 85,482,939 shares of common stock beneficially owned by Mr. Hicks:

        10,409,396 shares are beneficially owned by Hicks, Muse (1999) Fund IV, LLC and are described above in note (2);

        74,191,146 shares are beneficially owned by Hicks, Muse Fund III Incorporated and are described above in note (2);

        462,300 shares are owned of record by Hicks, Muse PG-IV (1999), C.V. and 76,045 shares are issuable upon the exercise of a warrant owned by Hicks, Muse PG-IV (1999), C.V. ;

        234,740 shares are issuable upon the exercise of an option owned by Hicks, Muse & Co. Partners, L.P.;

        31,031 shares are owned of record by TOH, Jr. Ventures, Ltd.;

        19,658 shares are owned of record by TOH Investors, L.P.;

        11,675 shares are owned of record by MHH Ventures, Ltd.;

        248 shares are owned of record by HM 1-FOF Coinvestors, L.P.; and

        46,700 shares are owned of record by trusts for the benefit of Mr. Hicks' children, of which Mr. Hicks is the trustee.

     Mr. Hicks is the sole member of Hicks, Muse (1999) Fund IV, LLC and, therefore, may be deemed to be the beneficial owner of shares beneficially owned by Hicks, Muse (1999) Fund IV, LLC.

     Mr. Hicks is the sole shareholder of Hicks, Muse Fund III Incorporated and, therefore, may be deemed to be the beneficial owner of shares beneficially owned by Hicks, Muse Fund III Incorporated.

     Mr. Hicks is the sole member of HM Fund IV Cayman, LLC and, therefore, may be deemed to be the beneficial owner of the shares beneficially owned by HM Fund IV Cayman, LLC; HM Fund IV Cayman, LLC is the general partner of HM GP Partners IV Cayman, L.P. and, therefore, may be deemed to be the beneficial owner of the shares beneficially owned by HM GP Partners IV Cayman, L.P.; HM GP Partners IV Cayman, L.P. is the general partner of HM Equity Fund IV/GP Partners (1999), C.V. and, therefore, may be deemed to be the beneficial owner of the shares beneficially owned by HM Equity Fund IV/GP Partners (1999), C.V.; and HM Equity Fund IV/GP Partners (1999), C.V. is the general partner of Hicks, Muse PG-IV (1999), C.V. and, therefore, may be deemed to be the beneficial owner of the shares owned of record by Hicks, Muse PG-IV (1999), C.V. and the shares issuable upon the exercise of the warrant owned by Hicks, Muse PG-IV (1999), C.V.

     Mr. Hicks is the majority shareholder of HM Partners Inc. and, therefore, may be deemed to be the beneficial owner of the shares beneficially owned by HM Partners Inc.; HM Partners Inc. is the general partner of Hicks, Muse & Co. Partners, L.P. and, therefore, may be deemed to be the beneficial owner of the shares issuable upon exercise of the option owned by Hicks, Muse & Co, Partners, L.P.

     Mr. Hicks is the sole member of TOH Management Company, LLC and therefore, may be deemed to be the beneficial owner of the shares beneficially owned by TOH Management Company, LLC; TOH Management Company, LLC is the general partner of TOH, Jr. Ventures, Ltd., TOH Investors, L.P., and MHH Ventures, Ltd. and, therefore, may be deemed to be the beneficial owner of the shares owned of record by TOH, Jr. Ventures, Ltd., TOH Investors, L.P., and MHH Ventures, Ltd.

     Mr. Hicks is the sole shareholder of Hicks, Muse Latin America Fund I Incorporated and, therefore, may be deemed to be the beneficial owner of the shares beneficially owned by Hicks, Muse Latin America Fund I Incorporated; Hicks, Muse Latin America Fund I Incorporated is the general partner of Hicks, Muse GP Partners L.A., L.P. and, therefore, may be deemed to be the beneficial owner of the shares beneficially owned by Hicks, Muse GP Partners L.A., L.P.; Hicks, Muse GP Partners L.A., L.P. is the general partner of HM 1-FOF Coinvestors, L.P. and, therefore, may be deemed to be the beneficial owner of the shares owned of record by HM 1-FOF Coinvestors, L.P.

 (4) These figures include 2,204,583 shares of common stock beneficially owned by Mr. Sindelar and 737,257 shares of common stock issuable upon exercise of the options owned by Mr. Sindelar. Mr. Sindelar disclaims beneficial ownership of common stock not owned of record by him.

     Of the 2,204,583 shares of common stock beneficially owned by Mr. Sindelar:

        2,084,583 shares are owned of record by D&S Trust #2, of which Mr. Sindelar's brother is the sole trustee; and

        120,000 shares are owned of record by two trusts for the benefit of Mr. Sindelar's children, of which Mr. Sindelar is the trustee.

 (5) These figures include 1,119,450 shares of common stock beneficially owned by Mr. Conlon and 894,656 shares of common stock owned of record by Mr. Conlon. Mr. Conlon disclaims beneficial ownership of shares of common stock not owned of record by him.

     Of the 1,119,450 shares of common stock beneficially owned by Mr. Conlon:

        9,450 shares are owned of record by a trust for the benefit of Mr. Conlon's family, of which Mr. Conlon is the trustee; and

        1,110,000 shares are owned of record by Conlon Family L.P., of which Mr. Conlon controls.

 (6) These figures include 10,856 shares of common stock beneficially owned by Mr. Furst, 375,220 shares of common stock owned of record by Mr. Furst, and 331,180 shares of common stock issuable upon exercise of the options owned by Mr. Furst.

     Of the 10,856 shares of common stock beneficially owned by Mr. Furst:

        1,200 shares are owned of record by Mr. Furst's wife; and

        9,656 shares are owned of record by JF Investors, L.P., the general partner of which is controlled by Mr. Furst.

 (7) These figures include 10,000 shares of common stock beneficially owned by Mr. Vieser, 114,116 shares of common stock owned of record by Mr. Vieser, and 25,000 shares of common stock issuable upon exercise of the options owned by Mr. Vieser.

     All of the 10,000 shares of common stock beneficially owned by Mr. Vieser are owned of record by Mr. Vieser's wife.

 (8) These figures include 33,333 shares of common stock beneficially owned by Mr. Yontz, 83,333 shares of common stock owned of record by Mr. Yontz, and 8,334 shares of common stock issuable upon exercise of the options owned by Mr. Yontz. Mr. Yontz disclaims beneficial ownership of common stock not owned of record by him.

     All of the 33,333 shares of common stock beneficially owned by Mr. Yontz are owned of record by a trust for the benefit of Mr. Yontz's family, of which Mr. Yontz is the trustee.

 (9) These figures include 1,000 shares of common stock owned of record by Mr. Catanzaro and 105,000 shares of common stock issuable upon exercise of the options owned by Mr. Catanzaro.

(10) These figures include 162,500 shares of common stock issuable upon exercise of the options owned by Mr. Brigman.

(11) These figures include 32,000 shares of common stock owned of record by Mr. Tang and 74,666 shares of common stock issuable upon exercise of the options owned by Mr. Tang.

(12) These figures include 3,154,906 shares of common stock beneficially owned by Mr. Mills, 33,333 shares of common stock owned of record by Mr. Mills, and 599,018 shares of common stock issuable upon exercise of the options owned by Mr. Mills.

     All of the 3,154,906 shares of common stock beneficially owned by Mr. Mills are owned of record by a limited partnership controlled by Mr. Mills.

     Mr. Mills was the Chief Executive Officer of Group through July 16, 2001 and a director of Group through fiscal 2001, however, Mr. Mills is no longer an executive officer or a director of Group.

(13) These figures include 92,016,067 shares of common stock beneficially owned by the directors and 2,686,001 shares of common stock owned of record by the directors and officers, and 2,568,823 shares of common stock issuable upon the exercise of options owned by the directors and officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  SENIOR UNSECURED DEBT

     On July 19, 2001, we issued $100.0 million principal amount of senior unsecured notes and warrants to purchase 10 million shares of Group's common stock to affiliates of Hicks, Muse, Tate & Furst Incorporated for a purchase price of $100.0 million. The senior unsecured notes bear interest at 14% per annum and mature on May 1, 2007. Interest is not payable currently, but rather will accrete semi-annually and be payable in full at maturity of the senior unsecured notes. The warrants are immediately exercisable and have an exercise price of $.01 per share and terminate in 2011. We have allocated $30.0 million of the proceeds from the senior unsecured notes to paid-in-capital and $70.0 million to debt, which represents the relative fair value of the securities at the time of issuance. The resulting debt discount of $30.0 million is being amortized, using the effective interest method, over the life of the senior unsecured notes. At December 31, 2001, the remaining unamortized discount was $26.9 million. The fair value of the warrants was determined using a Black-Scholes pricing model, assuming expected volatility of 116%, a risk-free rate of return of 3.0% and a dividend yield of 0%. Mr. Hicks, Chairman of the Board of Group, is a principal stockholder of Hicks, Muse, Tate & Furst Incorporated.

  ACQUISITION OF VIASYSTEMS' INDEBTEDNESS

     Affiliates of Hicks, Muse, Tate & Furst Incorporated hold $232.1 million of Viasystems' 9 3/4 senior subordinated notes and $51.3 million of Viasystems' senior secured bank debt acquired through open market purchases at a discount to face amount. On March 29, 2002 we entered into an amendment to the credit facility which governs Viasystems' senior secured bank debt. The amendment provides, among other things, that the interest rate payable on borrowings under the credit facility be increased by .25% per annum. Additionally, approximately $1.5 million was paid to the credit facility lenders in connection with the amendment. See section entitled "Liquidity and Capital Resources" in Item 7. Mr. Hicks, Chairman of the Board of Group, is a principal stockholder of Hicks, Muse, Tate & Furst Incorporated.

  TRANSACTIONS WITH EUROPEAN PCB GROUP

     We guaranteed approximately 12 million British Pounds (approximately $18.0 million) of an obligation with the Department of Trade and Industry (the "DTI") of the United Kingdom in respect of a grant provided to Interconnection Systems (Holdings) Limited ("ISL"). The grant is also secured by land and a building in North Tyneside owned by ISL which has an appraised value in excess of the grant obligation. On January 31, 2002, we and European PCB Group (Cayman Islands), Ltd. ("European PCB Group") entered into a settlement agreement with the DTI. Under the settlement agreement, we and European PCB Group jointly and severally agreed to pay 12.0 million British Pounds (approximately $18.0 million) in 9 installments beginning January 31, 2002 and ending on December 31, 2003.

     In 2001, we purchased an aggregate of $17.1 million of printed circuit boards and other products from European PCB Group and had sales of $6.4 million to European PCB Group. In addition, we paid approximately $4.4 million in sales-force fees and commissions to European PCB Group and received $1.5 million in management fees from European PCB Group in fiscal year 2001. Messrs. David M. Sindelar, Group's Chief Executive Officer and a director, Timothy L. Conlon, Group's President, Chief Operating Officer and a director, and Richard W. Vieser and Kenneth F. Yontz, each directors, beneficially own equity interests in European PCB Group.

  PURCHASES FROM INTERNATIONAL WIRE GROUP, INC.

     In conjunction with Group's initial public offering, Group acquired the wire harness business of International Wire Group, Inc., an affiliate of Hicks, Muse, Tate & Furst Incorporated. Group's wire harness operations, in accordance with negotiated contract terms, purchased an aggregate of $36.8 million of product from International Wire Group, Inc. in fiscal year 2001. Mr. Hicks, Chairman of the Board of Group, is a principal stockholder of Hicks, Muse, Tate & Furst Incorporated.

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

     3. Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 2.1      --   Securities Purchase Agreement, dated as of October 1, 1996, among Viasystems Group, Inc. (formerly known as Circo Craft
               Holding Company) and certain Purchasers (as defined
               therein)(2)
 2.2      --   Acquisition Agreement, dated as of November 26, 1996, among
               Lucent Technologies Inc., Viasystems Group, Inc. (formerly known as Circo Technologies Group, Inc.) and Viasystems,
               Inc. (formerly known as Circo Craft Technologies, Inc.)(2)
 2.3      --   Agreement and Plan of Merger, dated as of April 11, 1997 by and among Viasystems Group, Inc., HMTF Acquisition, L.P.,
               HMTF U.K. Acquisition Company, Hicks, Muse, Tate & Furst
               Equity Fund III and HM3 Coinvestors, L.P.(2)
 2.4      --   Agreement and Plan of Merger, dated as of June 5, 1997, by and between Viasystems Group, Inc. and Chips Holdings,
               Inc.(2)
 2.5      --   Agreement and Plan of Merger, dated as of June 6, 1997, by and between Viasystems, Inc. and Chips Acquisition, Inc.(2)
 2.6      --   Acquisition Agreement, dated as of January 29, 1998, among
               Viasystems B.V. and Print Service Holding N.V.(5)
 2.7      --   Sale and Purchase Agreement, dated as of February 11, 1998, between Viasystems, S.r.l., as purchaser, European Circuits
               SA and individuals named therein, as sellers(5)
 2.8      --   Share Purchase Agreement, dated August 1, 1999, among
               Termbray Electronics (B.V.I.) Limited, Termbray Industries
               International (Holdings) Limited, Viasystems, Inc. and
               Viasystems Group, Inc.(7)
 2.9      --   Stock Purchase Agreement, dated March 23, 2000, by and among
               International Wire Group, Inc., Wirekraft Industries, Inc.
               and Viasystems International, Inc.(14)
 3.1      --   Amended and Restated Certificate of Incorporation of
               Viasystems Group, Inc.(13)
 3.2      --   Amended and Restated Bylaws of Viasystems Group, Inc.(13)
 4.1      --   Credit Agreement, dated as of March 29, 2000, among
               Viasystems Group, Inc., as Guarantor, Viasystems, Inc. as
               U.S. Borrower, Viasystems Canada, Inc. and Print Service
               Holding N.V., as Foreign Subsidiary Borrowers, The Several
               Banks and other Financial Institutions parties thereto, The
               Chase Manhattan Bank of Canada, as Canadian Administrative
               Agent, Chase Manhattan Bank International Limited, as
               Multicurrency Administrative Agent, and The Chase Manhattan
               Bank, as Administrative Agent, Bank of America, N.A. as
               Syndication Agent, Bankers Trust Company, as Syndication
               Agent, and Chase Securities Inc., as Sole Book Manager and
               Sole Lead Arranger.(13)
 4.2      --   Indenture, dated as of June 6, 1997, by and between
               Viasystems, Inc. and The Bank of New York, as Trustee(2)
 4.3      --   Form of New Note (included in Exhibit 4.2, Exhibit B)
 4.4      --   Indenture, dated as of February 17, 1998, by and between
               Viasystems, Inc. and The Bank of New York, as Trustee(5)
 4.5      --   Form of Exchange Note (included in Exhibit 4.4, Exhibit B)
 4.6      --   First Amendment, dated April 23, 2001, to the Credit
               Agreement, Dated as of March 29, 2000, among Viasystems
               Group, Inc., as Guarantor, Viasystems, Inc., as U.S.
               Borrower, Viasystems Canada, Inc. and Print Service Holding
               N.V., as Foreign Subsidiary Borrowers, The Several Banks and
               other Financial Institutions parties thereto, The Chase
               Manhattan Bank of Canada, as Canadian Administrative Agent,
               Chase Manhattan Bank International Limited, as Multicurrency
               Administrative Agent, and The Chase Manhattan Bank, as
               Administrative Agent, Bank of America, N.A. as Syndication
               Agent, Bankers Trust Company, as Syndication Agent, and
               Chase Securities Inc., as Sole Book Manager and Sole Lead
               Arranger.(15)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.7      --   Second Amendment, dated as of June 28, 2001, to the Credit
               Agreement, dated as of March 29, 2000, as amended by the
               First Amendment dated as of April 23, 2001, among Viasystems
               Group, Inc., Viasystems, Inc., as U.S. Borrower, Viasystems
               Canada, Inc. And Print Service Holding N.V., as Foreign
               Subsidiary Borrowers, the several banks and other financial institutions parties thereto, The Chase Manhattan Bank of
               Canada, as Canadian Administrative Agent, Chase Manhattan
               Bank International Limited, as Multicurrency Administrative
               Agent, and The Chase Manhattan Bank, as Administrative
               Agent.(16)
 4.8      --   Form of Warrant Certificate dated as of July 19, 2001,
               issued in the denominations and to the investors listed on
               Annex A thereto.(16)
 4.9      --   Form of 14% Senior Note due 2007 dated as of July 19, 2001, issued in the denominations and to the investors listed on
               Annex A thereto.(16)
 4.10     --   Registration Rights Agreement dated as of July 19, 2001, by and among Viasystems Group, Inc. and the investors named
               herein. (16)
 4.11     --   Third Amendment, dated as of March 29, 2002, to the Credit
               Agreement, dated as of March 29, 2000, as amended by the
               First Amendment dated as of April 23, 2001, and the Second
               Amendment dated as of June 28, 2001, among Viasystems Group,
               Inc., Viasystems, Inc. as U.S. Borrower, Viasystems Canada,
               Inc. and Print Service Holding N.V., as Foreign Subsidiary
               Borrowers, the several banks and other financial
               institutions parties thereto, The Chase Manhattan Bank of
               Canada, as Canadian Administrative Agent, Chase Manhattan
               Bank International Limited, as Multicurrency Administrative
               Agent, and The Chase Manhattan Bank, as Administrative
               Agent.(17)
 4.12     --   Form of Indenture between Viasystems, Inc. and [Trustee](1)
10.1      --   Supply Agreement dated as of November 26, 1996, by and
               between Lucent Technologies Inc. and Circo Craft
               Technologies, Inc. (confidential treatment was granted with respect to certain portions of this exhibit)(4)
10.2      --   Amended and Restated Viasystems Group, Inc. 1997 Stock
               Option Plan(2)
10.3      --   Form of Amended and Restated Stock Option Agreement dated as of March 30, 2000 between Viasystems Group, Inc. and James
               N. Mills(12)
10.4      --   Form of Amended and Restated Stock Option Agreement dated as of March 30, 2000 between Viasystems Group, Inc. and David
               M. Sindelar(12)
10.5      --   Viasystems Group, Inc. Stock Option Agreement, dated as of
               February 4, 1997, with Richard W. Vieser(3)
10.6      --   Viasystems Group, Inc. Stock Option Agreement, dated as of
               February 4, 1997, with Kenneth F. Yontz(3)
10.7      --   Third Amended and Restated Monitoring and Oversight
               Agreement, dated as of June 6, 1997, among Viasystems Group,
               Inc., Viasystems, Inc., Viasystems Technologies Corp., Circo
               Craft Co. Inc., Viasystems International, Inc., PCB
               Acquisition Limited, PCB Investments PLC, Chips Acquisition
               Limited and Hicks, Muse & Co. Partners, L.P.(3)
10.8      --   Third Amended and Restated Financial Advisory Agreement
               dated as of June 6, 1997, among Viasystems Group, Inc.,
               Viasystems, Inc., Viasystems Technologies Corp., Circo Craft
               Co. Inc., Viasystems International, Inc., PCB Acquisition
               Limited, PCB Investments PLC, Chips Acquisition Limited and
               Hicks, Muse & Co. Partners, L.P.(3)
10.9      --   Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
               Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC
               and James N. Mills(10)
10.10     --   Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
               Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC
               and David M. Sindelar(10)
10.11     --   Agreement, dated as of December 30, 1996, between
               Viasystems, Inc. (formerly known as Circo Craft
               Technologies, Inc.) and the Communication Workers of
               America(3)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.12     --   Environmental, Health and Safety Agreement, dated as of
               November 26, 1996, between Lucent Technologies and
               Viasystems, Inc. (formerly known as Circo Craft
               Technologies, Inc.)(2)
10.13     --   Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
               Inc., Viasystems, Inc. and Viasystems Technologies Corp. LLC
               and Timothy L. Conlon(10)
10.14     --   Amended and Restated Stockholders Agreement, dated as of
               June 6, 1997, among Viasystems Group, Inc. and certain
               stockholders of Viasystems Group, Inc.(11)
10.15     --   First Amendment to Amended and Restated Stockholders
               Agreement, dated as of November 4, 1998, among Viasystems
               Group, Inc. and certain stockholders of Viasystems Group,
               Inc.(11)
10.16     --   Parts Sourcing Contract, dated as of December 2, 1994, among
               Wirekraft Industries, Inc. and General Electric Company
               (Confidential treatment has been granted with respect to
               certain portions of this exhibit.)(8)
10.17     --   Agreement dated as of December 29, 1995 among Wirekraft
               Industries, Inc. and General Electric Company (Confidential
               treatment has been granted with respect to certain portions of this exhibit.)(9)
10.18     --   Viasystems Group, Inc. 1999 Key Management Incentive
               Compensation Plan(11)
10.19     --   Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems Sweden
               AB(14)
10.20     --   Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems Tyneside
               Limited(14)
10.21     --   Supply Agreement, dated as of March 29, 2000, by and between
               International Wire Group, Inc. and Wirekraft Industries,
               Inc.(14)
10.22     --   Termination and Release Agreement, dated as of March 29,
               2000, by and among Viasystems Group, Inc., Viasystems, Inc.,
               Viasystems Technologies Corp., Viasystems Canada, Inc.
               (f/k/a Circo Craft Co. Inc.), PCB Investments Limited,
               Viasystems International, Inc., Viasystems Group Limited
               (f/k/a PCB Acquisition Limited), Chips Acquisition Limited,
               and Hicks, Muse & Co. Partners, L.P.(13)
10.23     --   Agreement dated as of February 4, 2002, among Viasystems
               Group, Inc., Viasystems, Inc., Viasystems Technologies Corp.
               LLC, Viasystems Milwaukee, Inc., Viasystems International,
               Inc., Wire Harness LLC, Viasystems Milford LLC, Viasystems
               San Jose, Inc., Viasystems Portland, Inc., and James N.
               Mills(1)
21.1      --   Subsidiaries of Viasystems Group, Inc.(17)
23.1      --   Consent of PricewaterhouseCoopers LLP(17)

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

(13) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on May 10, 2000.

(14) Incorporated by reference to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-46780).

(15) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on May 3, 2001.

(16) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on July 30, 2001.

(17) Incorporated by reference to Viasystems Group, Inc.'s 2001 Annual Report on Form 10-K filed on April 1, 2002.

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

                                          VIASYSTEMS GROUP, INC.

                                          By:    /s/ JOSEPH S. CATANZARO
                                            ------------------------------------
                                                    Joseph S. Catanzaro
                                                   Senior Vice President
                                                and Chief Financial Officer

Date: April 29, 2002

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 2.1      --   Securities Purchase Agreement, dated as of October 1, 1996, among Viasystems Group, Inc. (formerly known as Circo Craft
               Holding Company) and certain Purchasers (as defined
               therein)(2)
 2.2      --   Acquisition Agreement, dated as of November 26, 1996, among
               Lucent Technologies Inc., Viasystems Group, Inc. (formerly known as Circo Technologies Group, Inc.) and Viasystems,
               Inc. (formerly known as Circo Craft Technologies, Inc.)(2)
 2.3      --   Agreement and Plan of Merger, dated as of April 11, 1997 by and among Viasystems Group, Inc., HMTF Acquisition, L.P.,
               HMTF U.K. Acquisition Company, Hicks, Muse, Tate & Furst
               Equity Fund III and HM3 Coinvestors, L.P.(2)
 2.4      --   Agreement and Plan of Merger, dated as of June 5, 1997, by and between Viasystems Group, Inc. and Chips Holdings,
               Inc.(2)
 2.5      --   Agreement and Plan of Merger, dated as of June 6, 1997, by and between Viasystems, Inc. and Chips Acquisition, Inc.(2)
 2.6      --   Acquisition Agreement, dated as of January 29, 1998, among
               Viasystems B.V. and Print Service Holding N.V.(5)
 2.7      --   Sale and Purchase Agreement, dated as of February 11, 1998, between Viasystems, S.r.l., as purchaser, European Circuits
               SA and individuals named therein, as sellers(5)
 2.8      --   Share Purchase Agreement, dated August 1, 1999, among
               Termbray Electronics (B.V.I.) Limited, Termbray Industries
               International (Holdings) Limited, Viasystems, Inc. and
               Viasystems Group, Inc.(7)
 2.9      --   Stock Purchase Agreement, dated March 23, 2000, by and among
               International Wire Group, Inc., Wirekraft Industries, Inc.
               and Viasystems International, Inc.(14)
 3.1      --   Amended and Restated Certificate of Incorporation of
               Viasystems Group, Inc.(13)
 3.2      --   Amended and Restated Bylaws of Viasystems Group, Inc.(13)
 4.1      --   Credit Agreement, dated as of March 29, 2000, among
               Viasystems Group, Inc., as Guarantor, Viasystems, Inc. as
               U.S. Borrower, Viasystems Canada, Inc. and Print Service
               Holding N.V., as Foreign Subsidiary Borrowers, The Several
               Banks and other Financial Institutions parties thereto, The
               Chase Manhattan Bank of Canada, as Canadian Administrative
               Agent, Chase Manhattan Bank International Limited, as
               Multicurrency Administrative Agent, and The Chase Manhattan
               Bank, as Administrative Agent, Bank of America, N.A. as
               Syndication Agent, Bankers Trust Company, as Syndication
               Agent, and Chase Securities Inc., as Sole Book Manager and
               Sole Lead Arranger.(13)
 4.2      --   Indenture, dated as of June 6, 1997, by and between
               Viasystems, Inc. and The Bank of New York, as Trustee(2)
 4.3      --   Form of New Note (included in Exhibit 4.2, Exhibit B)
 4.4      --   Indenture, dated as of February 17, 1998, by and between
               Viasystems, Inc. and The Bank of New York, as Trustee(5)
 4.5      --   Form of Exchange Note (included in Exhibit 4.4, Exhibit B)
 4.6      --   First Amendment, dated April 23, 2001, to the Credit
               Agreement, Dated as of March 29, 2000, among Viasystems
               Group, Inc., as Guarantor, Viasystems, Inc., as U.S.
               Borrower, Viasystems Canada, Inc. and Print Service Holding
               N.V., as Foreign Subsidiary Borrowers, The Several Banks and
               other Financial Institutions parties thereto, The Chase
               Manhattan Bank of Canada, as Canadian Administrative Agent,
               Chase Manhattan Bank International Limited, as Multicurrency
               Administrative Agent, and The Chase Manhattan Bank, as
               Administrative Agent, Bank of America, N.A. as Syndication
               Agent, Bankers Trust Company, as Syndication Agent, and
               Chase Securities Inc., as Sole Book Manager and Sole Lead
               Arranger.(15)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.7      --   Second Amendment, dated as of June 28, 2001, to the Credit
               Agreement, dated as of March 29, 2000, as amended by the
               First Amendment dated as of April 23, 2001, among Viasystems
               Group, Inc., Viasystems, Inc., as U.S. Borrower, Viasystems
               Canada, Inc. And Print Service Holding N.V., as Foreign
               Subsidiary Borrowers, the several banks and other financial institutions parties thereto, The Chase Manhattan Bank of
               Canada, as Canadian Administrative Agent, Chase Manhattan
               Bank International Limited, as Multicurrency Administrative
               Agent, and The Chase Manhattan Bank, as Administrative
               Agent.(16)
 4.8      --   Form of Warrant Certificate dated as of July 19, 2001,
               issued in the denominations and to the investors listed on
               Annex A thereto.(16)
 4.9      --   Form of 14% Senior Note due 2007 dated as of July 19, 2001, issued in the denominations and to the investors listed on
               Annex A thereto.(16)
 4.10     --   Registration Rights Agreement dated as of July 19, 2001, by and among Viasystems Group, Inc. and the investors named
               herein. (16)
 4.11     --   Third Amendment, dated as of March 29, 2002, to the Credit
               Agreement, dated as of March 29, 2000, as amended by the
               First Amendment dated as of April 23, 2001, and the Second
               Amendment dated as of June 28, 2001, among Viasystems Group,
               Inc., Viasystems, Inc. as U.S. Borrower, Viasystems Canada,
               Inc. and Print Service Holding N.V., as Foreign Subsidiary
               Borrowers, the several banks and other financial
               institutions parties thereto, The Chase Manhattan Bank of
               Canada, as Canadian Administrative Agent, Chase Manhattan
               Bank International Limited, as Multicurrency Administrative
               Agent, and The Chase Manhattan Bank, as Administrative
               Agent.(17)
 4.12     --   Form of Indenture between Viasystems, Inc. and [Trustee](1)
10.1      --   Supply Agreement dated as of November 26, 1996, by and
               between Lucent Technologies Inc. and Circo Craft
               Technologies, Inc. (confidential treatment was granted with respect to certain portions of this exhibit)(4)
10.2      --   Amended and Restated Viasystems Group, Inc. 1997 Stock
               Option Plan(2)
10.3      --   Form of Amended and Restated Stock Option Agreement dated as of March 30, 2000 between Viasystems Group, Inc. and James
               N. Mills(12)
10.4      --   Form of Amended and Restated Stock Option Agreement dated as of March 30, 2000 between Viasystems Group, Inc. and David
               M. Sindelar(12)
10.5      --   Viasystems Group, Inc. Stock Option Agreement, dated as of
               February 4, 1997, with Richard W. Vieser(3)
10.6      --   Viasystems Group, Inc. Stock Option Agreement, dated as of
               February 4, 1997, with Kenneth F. Yontz(3)
10.7      --   Third Amended and Restated Monitoring and Oversight
               Agreement, dated as of June 6, 1997, among Viasystems Group,
               Inc., Viasystems, Inc., Viasystems Technologies Corp., Circo
               Craft Co. Inc., Viasystems International, Inc., PCB
               Acquisition Limited, PCB Investments PLC, Chips Acquisition
               Limited and Hicks, Muse & Co. Partners, L.P.(3)
10.8      --   Third Amended and Restated Financial Advisory Agreement
               dated as of June 6, 1997, among Viasystems Group, Inc.,
               Viasystems, Inc., Viasystems Technologies Corp., Circo Craft
               Co. Inc., Viasystems International, Inc., PCB Acquisition
               Limited, PCB Investments PLC, Chips Acquisition Limited and
               Hicks, Muse & Co. Partners, L.P.(3)
10.9      --   Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
               Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC
               and James N. Mills(10)
10.10     --   Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
               Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC
               and David M. Sindelar(10)
10.11     --   Agreement, dated as of December 30, 1996, between
               Viasystems, Inc. (formerly known as Circo Craft
               Technologies, Inc.) and the Communication Workers of
               America(3)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.12     --   Environmental, Health and Safety Agreement, dated as of
               November 26, 1996, between Lucent Technologies and
               Viasystems, Inc. (formerly known as Circo Craft
               Technologies, Inc.)(2)
10.13     --   Amended and Restated Executive Employment Agreement, dated as of February 16, 2000, by and among Viasystems Group,
               Inc., Viasystems, Inc. and Viasystems Technologies Corp. LLC
               and Timothy L. Conlon(10)
10.14     --   Amended and Restated Stockholders Agreement, dated as of
               June 6, 1997,among Viasystems Group, Inc. and certain
               stockholders of Viasystems Group, Inc.(11)
10.15     --   First Amendment to Amended and Restated Stockholders
               Agreement, dated as of November 4, 1998, among Viasystems
               Group, Inc. and certain stockholders of Viasystems Group,
               Inc.(11)
10.16     --   Parts Sourcing Contract, dated as of December 2, 1994, among
               Wirekraft Industries, Inc. and General Electric Company
               (Confidential treatment has been granted with respect to
               certain portions of this exhibit.)(8)
10.17     --   Agreement dated as of December 29, 1995 among Wirekraft
               Industries, Inc. and General Electric Company (Confidential
               treatment has been granted with respect to certain portions of this exhibit.)(9)
10.18     --   Viasystems Group, Inc. 1999 Key Management Incentive
               Compensation Plan(11)
10.19     --   Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems Sweden
               AB(14)
10.20     --   Contract Manufacturing Agreement, dated January 1, 2000, by and between Mommers Print Service BV and Viasystems Tyneside
               Limited(14)
10.21     --   Supply Agreement, dated as of March 29, 2000, by and between
               International Wire Group, Inc. and Wirekraft Industries,
               Inc.(14)
10.22     --   Termination and Release Agreement, dated as of March 29,
               2000, by and among Viasystems Group, Inc., Viasystems, Inc.,
               Viasystems Technologies Corp., Viasystems Canada, Inc.
               (f/k/a Circo Craft Co. Inc.), PCB Investments Limited,
               Viasystems International, Inc., Viasystems Group Limited
               (f/k/a PCB Acquisition Limited), Chips Acquisition Limited,
               and Hicks, Muse & Co. Partners, L.P.(13)
10.23     --   Agreement dated as of February 4, 2002, among Viasystems
               Group, Inc., Viasystems, Inc., Viasystems Technologies Corp.
               LLC, Viasystems Milwaukee, Inc., Viasystems International,
               Inc., Wire Harness LLC, Viasystems Milford LLC, Viasystems
               San Jose, Inc., Viasystems Portland, Inc., and James N.
               Mills(1)
21.1      --   Subsidiaries of Viasystems Group, Inc.(17)
23.1      --   Consent of PricewaterhouseCoopers LLP(17)

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

(13) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on May 10, 2000.

(14) Incorporated by reference to Viasystems Group, Inc.'s Registration Statement on Form S-1 (File No. 333-46780).

(15) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on May 3, 2001.

(16) Incorporated by reference to Viasystems Group, Inc.'s Form 10-Q filed on July 30, 2001.

(17) Incorporated by reference to Viasystems Group, Inc.'s 2001 Annual Report on Form 10-K filed on April 1, 2002.