Form 10-K
VIASYSTEMS GROUP INC
filed 2010-02-25
CIK 1101169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or
[  ]
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

001-15755
(Commission File Number)

Viasystems Group, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	75-2668620
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 South Hanley Road, Suite 400, St. Louis, Missouri  63105
(314) 727-2087
(Address, including Zip Code, and telephone number, including area code, of Registrant's Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                                          Name of each exchange on which registered
Common Stock, $0.01 par value                                                                                          The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [   ] Yes      [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [   ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [   ] Yes    [X]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  [  ] Yes    [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]             Accelerated Filer [  ]                      Non-Accelerated Filer [X]          Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes     [X] No

As of June 30, 2009, the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the-counter market.  Our common stock began trading on The NASDAQ Stock Market LLC on February 17, 2010.  As of February 24, 2010, we are in the process of issuing our shares of common stock in connection with our recapitalization (as described herein) and the Merix Acquisition (as described herein).  As of February 24, 2010, the aggregate market value of the voting stock held by non-affiliates was $32,021,876, based on the number of shares held by non-affiliates of the registrant as of February 24, 2010, and based on the reported last sale price of common stock on February 24, 2010.  After giving effect to the issuance of our common stock in connection with our recapitalization and the Merix Acquisition, as of February 24, 2010, the aggregate market value of the voting stock held by non-affiliates was approximately $96,711,913 based on the anticipated final number of shares held by non-affiliates of the registrant and based on the reported last sale price of common stock on February 24, 2010.  These calculations do not reflect a determination that persons are affiliates for any other purposes.

As of February 24, 2010, there were 17,035,287 shares of our common stock outstanding.  After the issuance of our shares of common stock in connection with our recapitalization and the Merix Acquisition, we anticipate there will be approximately 20,000,000 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.   Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

VIASYSTEMS GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K (this “Report”) include the use of the terms “we” and “our” which unless specified otherwise refers collectively to Viasystems Group, Inc. (“Viasystems”) and its subsidiaries.

We have made certain “forward-looking” statements in this Report under the protection of the safe harbor of forward-looking statements within the meaning of the Private Securities Litigation Act.  Such forward-looking statements include those statements made in the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “anticipates,” “intends,” “plans,” “estimates” or the negative thereof or other similar expressions or comparable terminology.

Forward-looking statements involve risks, uncertainties and assumptions and are not guarantees of future events and results.  Actual results may differ materially from anticipated results expressed or implied in these forward-looking statements.  You should not put undue reliance on any forward-looking statements.  We do not have any intention or obligation to update forward-looking statements after we file this Report.

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements.  These factors include, but are not limited to, global economic conditions, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, failure to realize the expected benefits of the acquisition of Merix Corporation (“Merix”) and the incurrence of significant related costs, our ability to protect our patents and trade secrets, environmental laws and regulations, our substantial indebtedness and our ability to comply with the terms thereof and being controlled by VG Holdings, LLC (“VG Holdings”).  Please refer to the “Risk Factors” section of this Report for the year ended December 31, 2009, for additional factors that could materially affect our financial performance.

Item 1.    Business

Recent Developments

Listing on NASDAQ

On February 17, 2010, our common stock was listed and began trading on The NASDAQ Stock Market LLC (the “NASDAQ”) under the symbol VIAS.

The Merix Acquisition

On February 16, 2010, we acquired Merix in a transaction pursuant to which Merix became a wholly owned subsidiary of Viasystems (the “Merix Acquisition”).  Merix is a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and China.  The consideration paid in the merger included approximately $34.9 million of cash plus common stock of Viasystems representing approximately 19.5% of our common stock, after giving effect to the Recapitalization Agreement (as defined below).  Except as otherwise indicated, the description of our business in Part I of this Report takes into consideration the Merix Acquisition.

Recapitalization Agreement

In connection with the Merix Acquisition, on February 11, 2010, pursuant to a recapitalization agreement dated October 6, 2009, (the “Recapitalization Agreement”), by and among Viasystems and affiliates of Hicks, Muse, Tate & Furst, Incorporated (“HMTF”), affiliates of GSC Recovery II, L.P. (“GSC”) and TCW Shared Opportunities Fund III, L.P. (the “Funds”), Viasystems and the Funds approved the recapitalization of Viasystems such that (i) each outstanding share of common stock of Viasystems was exchanged for 0.083647 shares of newly issued common stock of Viasystems (the “Reverse Common Stock Split”), (ii) each outstanding share of Class A Junior Preferred Stock of Viasystems was reclassified as, and converted into, 8.478683 shares of newly issued common stock of Viasystems and (iii) each outstanding share of Class B Senior Preferred Stock of Viasystems was reclassified as, and converted into, 1.416566 shares of newly issued common stock of Viasystems.

Pursuant to the Recapitalization Agreement, each outstanding option to purchase Viasystems common stock under our 2003 Stock Option Plan was adjusted as follows: (i) the current exercise price of each option was adjusted by dividing that exercise price by 0.083647 and (ii) the number of shares of common stock covered by each option was adjusted by multiplying that number of shares by 0.083647.

In accordance with the Securities and Exchange Commission’s (the “SEC”) Staff Accounting Bulletin Topic 4.C, Changes in Capital Structure, all common share information presented in this Report has been retroactively adjusted to reflect the Reverse Common Stock Split.

Pursuant to the Recapitalization Agreement, we and the Funds agreed, concurrently with the consummation of the Merix Acquisition, to (i) terminate the monitoring and oversight agreement, dated as of January 31, 2003, among us and Hicks, Muse & Co. Partners L.P., an affiliate of HMTF (“HM Co.”) in consideration for the payment of a cash termination fee of approximately $4.4 million to HM Co.

As a result of the completion of the recapitalization and the Merix Acquisition, (i) the holders of our common stock prior to the recapitalization received approximately 2,415,263 shares of newly issued common stock of Viasystems, (ii) the holders of our Class A Junior Preferred Stock prior to the recapitalization received approximately 7,658,226 shares of newly issued common stock of Viasystems, (iii) the holders of our Class B Senior Preferred Stock prior to the recapitalization received approximately 6,028,260 shares of newly issued common stock of Viasystems, (iv) the holders of the Merix common stock prior to the closing of the Merix Acquisition received approximately 2,500,000 shares of newly issued common stock of Viasystems and (v) the holders of Merix convertible notes prior to the closing of the Merix Acquisition received, in addition to a cash payment of approximately $34.9 million, 1,398,251 shares of newly issued common stock of Viasystems.  Our total issued and outstanding common stock immediately after the closing of the Merix Acquisition was approximately 20,000,000 shares of common stock.

New Stockholder Agreement

Pursuant to the terms of the Recapitalization Agreement, in connection with the closing of the Merix Acquisition, on February 11, 2010, Viasystems entered into a new stockholder agreement (the “2010 Stockholder Agreement”), by and among Viasystems and VG Holdings which was formed by the Funds and which holds approximately 77.8% of the common stock of Viasystems.  Under the terms of the 2010 Stockholder Agreement, VG Holdings has the right, subject to certain reductions, to designate up to five of 12 directors to serve on the board of directors of Viasystems.  Subject to certain exceptions, VG Holdings agreed not to sell any Viasystems common stock held by VG Holdings for 180 days after the closing of the Merix Acquisition.  In addition, the 2010 Stockholder Agreement provides VG Holdings with certain registration rights related to its shares of Viasystems common stock.  The 2010 Stockholder Agreement will terminate on February 11, 2020.

2010 Credit Agreement

Subsequent to December 31, 2009, on February 16, 2010, we entered into a senior secured revolving credit agreement (the “2010 Credit Agreement”), with Wachovia Bank, National Association, which provides a secured revolving credit facility in an aggregate principal amount of up to $75.0 million with an initial maturity of four years. The annual interest rates applicable to loans under the 2010 Credit Agreement are, at our option, either the Base Rate or Eurodollar Rate (each as defined in the 2010 Credit Agreement) plus, in each case, an applicable margin. The applicable margin is tied to our Quarterly Average Excess Availability (as defined in the 2010 Credit Agreement) and ranges from 2.00% to 2.50% for Base Rate loans and 3.50% to 4.00% for Eurodollar Rate loans. In addition, we are required to pay an Unused Line Fee and other fees as defined in the 2010 Credit Agreement.

The 2010 Credit Agreement is guaranteed by and secured by substantially all of the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the 2010 Credit Agreement. The 2010 Credit Agreement contains certain negative covenants restricting and limiting our ability to, among other things:

• incur debt, incur contingent obligations and issue certain types of preferred stock;
• create liens;
• pay dividends, distributions or make other specified restricted payments;
• make certain investments and acquisitions;
• enter into certain transactions with affiliates; and
• merge or consolidate with any other entity or sell, assign, transfer, lease, convey or otherwise dispose of assets.

The 2010 Credit Agreement includes a financial covenant requirement that, if the Excess Availability (as defined in the 2010 Credit Agreement) is less than $15 million then we must maintain, on a monthly basis, a minimum fixed charge coverage ratio of 1.1.

General

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electromechanical solutions (“E-M Solutions”).  PCBs serve as the “electronic backbone” of almost all electronic equipment, and our E-M Solutions products and services integrate PCBs and other components into finished or semi-finished electronic equipment, which include custom and standard metal enclosures, metal cabinets, metal racks and sub-racks, backplanes, cable assemblies and busbars.

Prior to the Merix Acquisition, we operated our business in two segments: Printed Circuit Boards, which included our PCB products, and Assembly, which included our E-M Solutions products and services. For the year ended December 31, 2009, our Printed Circuit Boards segment accounted for approximately two-thirds of our net sales, and our Assembly segment accounted for approximately one-third of our net sales.  In connection with the Merix Acquisition, we are in the process of reevaluating our reportable operating segments.

The components we manufacture include, or can be found in, a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, entertainment and anti-lock braking systems, telecommunications switching equipment, data networking equipment, computer storage equipment, electronic defense and aerospace systems, wind and solar energy applications and several other complex industrial, medical and technical instruments.  Our broad offering of E-M Solutions products and services includes component fabrication, component integration, and final system assembly and testing.  These services can be bundled with our PCBs to provide an integrated solution to our customers.  Our net sales for the year ended December 31, 2009, were derived from the following end markets:

•   Automotive (38.4%);

•   Industrial & instrumentation, medical, consumer and other (26.1%);

•   Telecommunications (26.0%); and

•   Computer and data communications (9.5%).

During 2009, we were a supplier to over 125 original equipment manufactures (“OEMs”) and contract electronic manufacturing services companies (“CEMs”) in our end markets; and with the Merix Acquisition we have expanded our business with many of these customers and established more than 700 new customer relationships.  We target the sale of PCBs and E-M Solutions to global OEMs. Our top OEM customers during 2009 included industry leaders such as Alcatel-Lucent SA, Autoliv, Inc., Bosch Group, Continental AG, Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Hewlett-Packard Company, Hitachi, Ltd., Huawei Technologies Co. Ltd., Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc., Tellabs, Inc., TRW Automotive Holdings Corp. and Xyratex Ltd.  With the Merix Acquisition, our list of top OEM customers has grown to include Ciena Corporation, Cisco Systems, Inc., Harris Communications, Motorola, Inc., Rockwell Collins and Silver Springs Network.  Our top CEM relationships include industry-leading contract manufacturers such as Celestica, Inc. and Jabil Circuits, Inc.

As of December 31, 2009, we had six manufacturing facilities, all of which were located outside of the United States to take advantage of low-cost, high quality manufacturing environments.  From the effective date of the Merix Acquisition, we added four PCB manufacturing facilities, including two in China focused on high-volume low-cost production and two in the United States which, in addition to high-volume production, have a focus on quick-turn and defense and aerospace production.  Our PCB products are produced in our two domestic facilities, and four of our seven facilities in China.  Our E-M Solutions products and services are provided from our other three Chinese facilities and our one facility in Mexico.  In addition to our manufacturing facilities, in order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, The Netherlands, England, Canada, Mexico, and the United States.  These engineering and customer service centers correspond directly to the primary areas where we ship our products, as evidenced by the fact that, for the twelve months ended December 31, 2009, approximately 36.6%, 37.4% and 26.0% of our net sales were generated by shipments to destinations in North America, Asia and Europe, respectively.

Our History

We were formed in 1996 under the name Circo Craft Holding Company. Circo Craft Holding Company had no operations prior to our first acquisition in October 1996, when we changed our name to Circo Technologies, Inc.  In January 1997, we changed our name to Viasystems Group, Inc.

From 1997 through 2001, we expanded rapidly through the acquisition of several businesses throughout Europe, North America and China. During that time, we expanded our business model to include full systems assemblies, wire harnesses and cable assemblies to complement our original PCB and backpanel offerings.

From 1999 to 2001, our business relied heavily on the telecommunications and networking markets, as the majority of our customers were telecommunication and networking OEMs.  In early 2001, the telecommunications and networking industries began a significant business downturn caused by the decline in capital spending related to those industries.  The decline in capital spending in the telecommunications and networking industries was exacerbated by excess inventories for those industries within the contract manufacturing supply chain.

From April 2001 through 2005, we substantially restructured our operations and closed or sold 24 under-performing or non-strategic facilities.  During that time, we streamlined our business to focus on PCBs, E-M Solutions and wire harnesses, and significantly diversified our end markets and customer base.

During 2006, we sold our wire harness business.  As a result of the disposal of the wire harness operations and the restructuring activities early in that decade, we positioned ourselves as a PCB and E-M Solutions manufacturer, with manufacturing facilities located in low cost areas of the world, able to serve our global customer base.

From November 2008, through the first half of 2009, in light of global economic conditions and our ongoing efforts to align capacity, overhead costs and operating expenses with market demand, we implemented a work force reduction of approximately 27.0% across our global operations and closed our E-M Solutions manufacturing facility in Milwaukee, Wisconsin, along with its satellite final-assembly and distribution facility in Newberry, South Carolina.

On February 16, 2010, we consummated the Merix Acquisition which increased our PCB manufacturing capacity by adding four additional PCB production facilities, added North American PCB quick-turn service capability and added defense and aerospace to our already diverse end-user markets.

We are headquartered in St. Louis, Missouri.  The mailing address for our headquarters is 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105, and our telephone number at that location is (314) 727-2087.  We can also be reached at our website, www.viasystems.com.

Our Products

Printed Circuit Boards - PCBs serve as the foundation of almost all electronic equipment, providing the circuitry and mounting surfaces necessary to interconnect discrete electronic components, such as integrated circuits, capacitors and resistors. PCBs consist of a pattern of electrical circuitry etched from copper and laminated to a board made of insulating material, thereby providing electrical interconnection between the components mounted onto them.

Electro-Mechanical Solutions - E-M Solutions include a wide variety of products and services, primarily including assembly of backplanes, custom and standard metal enclosures, cabinets, racks and sub-racks, systems integration and assembly, final product testing and fulfillment.

During 2009, our PCB products were supplied from our Printed Circuit Boards segment and our E-M Solutions products and services were supplied from our Assembly segment.

Our Business Strategy

Our strategy is based on the following key goals and business drivers:

Maintenance of Diverse End Market and End Customer Mix – In order to reduce our exposure to, and reliance on, unpredictable end markets and to provide alternative growth paths, we have diversified our product offerings into the automotive, telecommunications, industrial/instrumentation, medical and consumer and computer / datacommunications markets.  Further, we have pursued new substantial customers in each market.  With the Merix Acquisition, we have diversified further and entered the defense and aerospace end market.  We intend to continue to maintain our focus on a diverse mix of customers and end markets.

Enhancement of Our Strong Customer Relationships – We are focused on expanding our business with existing customers by leveraging our history of producing quality products with a high level of customer service and operational excellence, which provides us with the opportunity to bid for additional programs from the strong position of a preferred supplier.  In addition, we have good working relationships with industry leading contract manufacturers such as Celestica, Inc. and Jabil Circuit, Inc.  These relationships provide us access to additional PCB and E-M Solutions opportunities and enable our partners to offer a fully integrated product solution to their customers.  Our management team has created a culture that is focused on providing our customers with high-quality service and technical support, which is reflected in our continuing ability to obtain new business and expand our current customer relationships.

Expansion of Our Relationships with Existing Customers Through Cross-Selling – Building on our broad product offering, we pursue cross-selling opportunities with our existing base of customers.  We leverage our PCB capabilities to provide our customers with an integrated manufacturing solution that can range from fabrication of bare PCBs to final system assembly and testing.  We intend to continue to leverage our customer relationships to expand sales to our existing customers.
Expansion of Our Quick-turn and Premium Services Capabilities – With the Merix Acquisition, we added a substantial North American quick-turn capability to our existing Asia quick-turn operations.  The rapid manufacture, or quick-turn, of custom PCBs at the prototyping and preproduction stages allow our customers to more quickly develop and market sophisticated electronic products.  We generally receive a premium over our standard volume pricing for our quick-turn services.

Expansion of Our Manufacturing Capabilities in Low Cost Locations – To meet our customers' demands for high quality, low cost products and services, we have invested and, as market conditions allow, will continue to invest in facilities and equipment in low cost locations.  For the year ended December 31, 2009, prior to the Merix Acquisition, approximately 97.3% of our net sales were generated from products produced in our operations in China and Mexico.  We will continue to develop our best-in-class technology and manufacturing processes in low cost manufacturing locations.  We believe our ability to leverage our advanced technology and manufacturing capabilities in low cost locations will enable us to grow our revenues, improve our profitability and effectively meet our customers' requirements for high quality, low cost products and services.

Concentration on High Value-Added Products and Services – We focus on providing electro-mechanical manufacturing services to leading designers and sellers of advanced electronics products that generally require custom designed, more complex products and short lead-time manufacturing services.  These products are typically lower volume, higher margin products.  We differentiate ourselves from many of our global competitors by not focusing on programs for high volume, low margin products such as cell phone handsets, personal computers or peripherals and low-end consumer electronics.

A Focus on “Green” Technologies and Practices – We are focused on incorporating “green” technologies and practices into our operations to reduce costs, mitigate potential liabilities, ensure a safe and healthy workplace for our employees, and maintain our reputation as an environmentally responsible neighbor to the communities where we operate.  We are also focused on supporting our customers’ demands for “green” technology related products, and to that end have developed an expertise in the fabrication and assembly of wind power related technologies; and developed an expertise in our PCB manufacturing process for “heavy copper” applications, which are necessary to support hybrid electric automotive technologies.

A Focus on Our Operational Excellence – We continuously implement strategic initiatives designed to improve product quality while reducing manufacturing costs.  We continue to focus on opportunities to improve operating income, including: (1) continued implementation of advanced manufacturing techniques, including Lean and Six Sigma initiatives; (2) efficient investment in new equipment and technologies and the upgrading of existing equipment; and (3) continued improvement of our internal control over and centralization of certain aspects of our accounting and finance functions.  Our management team is focused on maximizing our current asset base to improve our operational efficiency while also adapting to the needs of our customers and the market.

Markets and Customers

During 2009, we provided products and services to more than 125 OEMs; and with the Merix Acquisition we have increased our customer base to more than 800 OEMs.  We believe our position as a strategic supplier of PCBs and E-M Solutions fosters close relationships with our customers.  These relationships have resulted in additional growth opportunities as we have expanded our capabilities and capacity to meet our customers’ wide range of needs.

The following table shows our net sales as a percentage of total net sales by the principal end-user markets we serve:

	Year Ended December 31,
Markets	2009	2008	2007
Automotive	38.4%	37.4%	36.2%
Industrial & Instrumentation, Medical, Consumer and Other	26.1	26.6	22.3
Telecommunications	26.0	25.9	31.0
Computer and Datacommunications	9.5	10.1	10.5
Total Net Sales	100.0%	100.0%	100.0%

Although we seek to diversify our customer base, a small number of customers are responsible for a significant portion of our net sales.  For the years ended December 31, 2009, 2008 and 2007, sales to our ten largest customers accounted for approximately 74.1%, 73.3%, and 76.2% of our net sales, respectively.  We anticipate that this high concentration of sales with our top customers will decrease as a result of the Merix Acquisition.

The table below highlights individual end customers that directly and indirectly accounted for more than 10% of our consolidated net sales prior to the Merix Acquisition.

	Year Ended December 31,
Customer	2009	2008	2007
Alcatel-Lucent SA	14.2%	16.3%	20.2%
Bosch Group	13.7	11.2	10.7
Continental AG (a)	11.8	13.4	(b)
General Electric Company	11.4	10.2	(b)
Siemens AG (a)	(b)	(b)	12.4

(a)   In December 2007, Continental AG concluded the purchase of the automotive parts business unit of Siemens AG. Sales to that business unit in 2008 are included in the table for Continental AG. Sales to that business unit in 2007 are included in the table for Siemens AG. Through their other business units, Siemens AG remains our customer.

(b) Represents less than ten percent of consolidated net sales.

Sales to Alcatel-Lucent SA, Siemens AG and General Electric Company occurred in both the Printed Circuit Boards and Assembly segments. Sales to Continental AG and Bosch Group occurred in the Printed Circuit Boards segment.

Manufacturing Services

Our offering of manufacturing services includes the following:

Design and Prototyping Services - We provide comprehensive front-end engineering services, including custom enclosure design, circuit board layout and related design services leading to efficient manufacturing and delivery.  We offer quick-turn prototyping in Asia and the United States, which is the rapid production of a new product sample. Our quick-turn prototype service allows us to provide small test quantities to our customers’ product development groups.  Our participation in product design and prototyping allows us to reduce our customers’ manufacturing costs and their time-to-market and time-to-volume.  These services enable us to strengthen our relationships with customers that require advanced engineering services.  In addition, by working closely with customers throughout the development and manufacturing process, we often gain insight into their future product requirements.  These services are not billed separately, but instead are included in the determination of the product sales price to be invoiced to the customer.

PCB and Backpanel Fabrication - PCBs are platforms that connect semiconductors and other electronic components. Backpanels connect PCBs.  We manufacture multi-layer PCBs and backpanels on a low-volume, quick-turn basis, as well as on a high-volume production basis.  In recent years, the trend in the electronics industry has been to increase the speed and performance of electronic devices while reducing their size. Semiconductor designs are currently so complex that they often require PCBs with many layers of narrow, tightly spaced wiring.  These advancements in component technologies have driven the change in PCB design to higher densities.

Backpanel Assembly - We provide backpanel assemblies, which are manufactured by mounting interconnect devices, integrated circuits and other electronic components on a bare backpanel.  This process differs from that used to provide PCB assemblies primarily because of the larger size of the backpanel and the more complex placement techniques that must be used with higher layer count PCBs.  We also perform functional and in-circuit testing on assembled backpanels.

PCB Assembly - As a complement to our E-M Solutions offering, we have the capability to manufacture Printed Circuit Board assemblies (“PCBAs”). Generally, we do not produce PCBAs separately, but rather integrate them with other components as part of a full electro-mechanical solution.  In addition, we offer testing of PCBAs and testing of all of the functions of the completed product, and we work with our customers to develop product-specific test strategies. Our test capabilities include in-circuit tests, functional tests, environmental stress tests of board or system assemblies, and manufacturing defect analysis.

Custom Metal Enclosure Fabrication - We specialize in the manufacture of custom-designed chassis and enclosures primarily used in the telecommunications, industrial, medical, computer/datacommunications and wind power industries. As a fully integrated supply chain partner with expertise in design, rapid prototyping, manufacturing, packaging and logistics, we provide our customers with reduced manufacturing costs and shortened time-to-market throughout a product’s life cycle.

Full System Assembly and Test - We provide full system assembly services to customers from our facilities in China and Mexico.  These services require sophisticated logistics capabilities and supply chain management capabilities to procure components rapidly, assemble products, perform complex testing and deliver products to end users around the world.  Our full system assembly services involve combining custom metal enclosures and a wide range of subassemblies, including PCBAs.  We also apply advanced test techniques to various subassemblies and final end products.  Increasingly, customers require custom, build-to-order system solutions with very short lead times.  We are focused on supporting this trend by providing supply chain solutions designed to meet our customers’ individual needs.

Packaging and Global Distribution - We offer our customers flexible, just-in-time and build-to-order delivery programs, allowing product shipments to be closely coordinated with our customers’ inventory requirements.  We are able to ship products directly into customers’ distribution channels or directly to the end-user. These services are not billed separately, but instead are included in the determination of the product sales price to be invoiced to the customer.

After-Sales Support - We offer a wide range of after-sales support tailored to meet customer requirements, including product upgrades, engineering change management, field failure analysis and repair.

Supply Chain Management - Effective management of the supply chain is critical to the success of our customers as it directly impacts the time required to deliver product to market and the capital requirements associated with carrying inventory. Our global supply chain organization works with customers and suppliers to meet production requirements and to procure materials. We utilize our enterprise resource planning (“ERP”) systems to optimize inventory management.

Sales and Marketing

We focus on developing close relationships with our customers at the earliest development and design phases of products, and we continue to develop our relationship with our customers throughout all stages of production. We identify, develop and market new technologies that benefit our customers and position ourselves as a preferred product or service provider.

We market our products through our own sales and marketing organization and through relationships with independent sales agents around the world. This global sales organization is structured to ensure global account coverage by industry-specific teams of account managers. As of February 16, 2010, we employed approximately 237 sales and marketing employees, of which 86 are account managers strategically located throughout North America, Europe and Asia. In addition, we contract with independent sales agents strategically around the world. Each industry marketing team shares support staff of sales engineers, program managers, technical service personnel and customer service organizations to ensure high-quality, customer-focused service. The global marketing organization further supports the sales organization through market research, market development and communications.

Manufacturing and Engineering

We produce highly complex, technologically advanced multi-layer and standard technology PCBs, backpanel assemblies, PCBAs, custom enclosures and full systems that meet increasingly narrow tolerances and specifications demanded by our customers. Multi-layering, which involves placing multiple layers of electronic circuitry on a single PCB or backpanel, expands the number of circuits, allows for increasingly complex components to be connected to the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the PCB or backpanel. Interconnect products having narrow, closely spaced circuit tracks are known as fine line products. Today, we are capable of producing commercial quantities of PCBs with 50+ layers and circuit track widths as narrow as three one-thousandths of an inch. We also have the capability to produce large format backpanels of up to 50 inches in length and as thin as four tenths of an inch. We have developed heavy copper capabilities of up to 12 ounces per square foot, to support high-power applications. In addition, we have developed microwave and heatsink technologies to support radio frequency (“RF”) applications. The manufacturing of complex multi-layer interconnect products often requires the use of sophisticated circuit interconnections between layers, called blind or buried vias, and the ability to control the electrical properties (e.g., electrical impedance) of our products very closely, which is key to transmission of high speed signals. These technologies require very tight lamination and etching tolerances which are especially critical for PCBs with ten or more layers. Our PCB operation is an industry leader in performing extensive testing of various PCB designs, materials and surface finishes for restriction of hazardous substances compliance and compatibility.

The manufacturing of PCBs involves several steps: etching the circuit image on copper-clad epoxy laminate and pressing the laminates together to form a panel; drilling holes and depositing copper or other conductive material to form the interlayer electrical connections; and cutting the panels to shape. Our advanced interconnect products require critical process steps, such as dry film imaging, optical aligned registration, photoimageable soldermask, computer controlled drilling and routing, automated plating, and various surface finishes. Tight process controls are required throughout the manufacturing process to achieve critical electrical properties, such as controlled impedance. The manufacturing of PCBs used in backpanel assemblies requires specialized expertise and equipment because of the larger size and thickness of the backpanel relative to other PCBs and the increased number of holes for component mounting.

The manufacturing of PCB assemblies involves the attachment of various electronic components, such as integrated circuits, capacitors, microprocessors and resistors to PCBs. The manufacturing of backpanel assemblies involves attachment of electronic components, including PCBs, integrated circuits and other components, to the backpanel, which is a large PCB. We uses surface mount, pin-through hole and press fit technologies in backpanel assembly. We also assemble higher-level sub-systems and full systems incorporating PCBs and complex electro-mechanical components.

We also provide computer-aided testing of PCBs, sub-systems and full systems, which contributes significantly to our ability to consistently deliver high quality products.  We test boards and system level assemblies to verify that all components have been properly inserted and that electrical circuits are complete.  Further functional tests determine whether the board or system assembly is performing to customer specifications.

Quality Standards

Our quality management systems are defect prevention based, customer focused and compliant to international standards.  All of our facilities are compliant or certified to the ISO 9001:2000, a globally accepted quality management standard.  In addition to ISO 9001:2000, we have facilities that are certified to QS 9000, TL 9000 and TS 16949 standards based on customer requirements.  Our facility in Guangzhou has achieved ISO 17025 certification, our facility in Forest Grove, Oregon has achieved key military certifications including MIL-PRF-3102 and International Traffic in Arms Regulations (ITAR), and our facility in San Jose, California has achieved key defense and aerospace certifications including MIL-PRF-55110 and MIL-PRF-31032.

Our facilities and products are also compliant to industry and regulatory requirements, including Bellcore and Underwriters Laboratories. These requirements include quality, manufacturing process controls, manufacturing documentation and supplier certification of raw materials.

Supplier Relationships

We order raw materials and components based on purchase orders, forecasts and demand patterns of our customers and seek to minimize our inventory of materials or components that are not identified for use in filling specific orders or specific customer contracts. We continue to work with our suppliers to develop just-in-time supply systems that reduce inventory carrying costs and contract globally, where appropriate, to leverage our purchasing volumes. We also select our suppliers and potential suppliers on the basis of quality, on-time delivery, costs, technical capability, and potential technical advancement. While some of our customer agreements may require certain components to be sourced from specific vendors, the raw materials and component parts we use to manufacture our products, including copper and laminate, are generally available from multiple suppliers.

Competition

Our industry is highly competitive, and we believe our markets are highly fragmented. We face competition from numerous local, regional and large international providers of PCBs and E-M Solutions. Our primary direct competitors are Compeq Manufacturing Co. Ltd., Flextronics Corporation, Gold Circuit Electronics Ltd., Kingboard Chemical Holdings Ltd., LG Corp., Nanya Technology Corp., Sanmina-SCI Corp. and TTM Technologies, Inc.  Some of our primary competitors may be less leveraged, may have greater access to financial or other resources or may have lower cost operations, allowing them to be better able to withstand adverse market conditions.  We believe that competition in the markets we serve is based on product quality, responsive customer service and support and price, in part, because the cost of many of the products we manufacture are usually low relative to the total cost of our customer’s end-products and because product reliability and prompt delivery are of greater importance to our customers.

International Operations

As of December 31, 2009, we had six manufacturing facilities located outside the United States, with sales offices in Canada, Mexico, Asia, and throughout Europe.  As of February 16, 2010, the effective date of the Merix Acquisition, we added two additional manufacturing facilities located outside the United States.  Our international operations produce products in China and Mexico that accounted for approximately 90.2% and 7.1% of our net sales, respectively, for the year ended December 31, 2009, and 86.7% and 7.0% of our 2008 net sales, respectively.  The remaining 2.7% and 6.3% of net sales for the years ended December 31, 2009 and 2008, respectively, are from products produced in now closed facilities in the United States.  Approximately 68.7% and 21.5% of our net sales for the year ended December 31, 2009, and 66.1% and 20.6% of our 2008 net sales were from products produced in China by our Printed Circuit Boards and Assembly business segments, respectively.  We believe that our global presence is important as it allows us to provide consistent, quality products on a cost effective and timely basis to our multinational customers worldwide.  We rely heavily on our international operations and are subject to risks generally associated with operating in foreign countries, including price and exchange controls, fluctuations in currency exchange rates and other restrictive actions that could have a material affect on our results of operations, financial condition and cash flows.

Environmental

Some of our operations are subject to federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of pollutants into the air, ground and water, as well as the handling, storage, manufacturing and disposal of, or exposure to, solid and hazardous wastes, and occupational safety and health. We believe that we are in material compliance with applicable environmental laws, and the costs of compliance with such current or proposed environmental laws and regulations will not have a material adverse effect on us. All of our manufacturing sites in China are certified to ISO 14001 standards for environmental quality compliance. Further, we are not a party to any current claim or proceeding, and we are not aware of any threatened claim or proceeding under environmental laws that could, if adversely decided, reasonably be expected to have a material adverse effect on us. Accordingly, we do not believe that any of these matters are reasonably likely to have a material adverse effect on our business, results of operations, financial condition, prospects and ability to service debt. However, there can be no assurance that any material environmental liability will not arise in the future, such as due to a change in the law or the discovery of currently unknown conditions.

Employees

As of February 16, 2010, we had 13,783 employees. Of these employees, 11,888 were involved in manufacturing, 1,134 in engineering, 237 in sales and marketing and 524 in accounting and administrative capacities. No employees were represented by a union pursuant to a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage or work slowdown, and we believe we have good relations with our employees.

Intellectual Property

We have developed expertise and techniques that we use in the manufacturing of PCBs and E-M Solutions products. Research, development and engineering expenditures for the creation and application of new products and processes were approximately $1.2 million, $2.2 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. We believe many of our processes related to the manufacturing of PCBs are proprietary, including our ability to manufacture large perimeter, thick, high-layer-count backpanels. Generally, we rely on common law trade secret protection and on confidentiality agreements with our employees and customers to protect our secrets and techniques. We own 45 patents (including pending patents), including 6 which were obtained in connection with the Merix Acquisition, but believe that patents have not historically constituted a significant form of intellectual property rights in our industry. Our patents begin to expire in three years. The expiration of any of these patents is not expected to have a material adverse effect on our ability to operate.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2009, was approximately $97.8 million, compared with $78.0 million at December 31, 2008. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing periods.

Segments

Prior to the Merix Acquisition, we operated our business in two segments: Printed Circuit Boards, which included our PCB products, and Assembly, which included our E-M Solutions products and services.  For the year ended December 31, 2009, our Printed Circuit Board segment accounted for approximately two-thirds of our net sales, and our Assembly segment accounted for approximately one-third of our net sales.  In connection with the Merix Acquisition, we are in the process of reevaluating our reportable operating segments.  See Note 15 in the accompany notes to consolidated financial statements for further information regarding our segments for fiscal years 2009, 2008 and 2007.

Financial Information and Geographical Areas

See Note 15 in the accompanying notes to the consolidated financial statements for financial information about geographical areas for fiscal years 2009, 2008 and 2007.

Available Information

Our principal executive offices are located at 101 South Hanley Road, Suite 400, St. Louis, Missouri 63105 and our telephone number is (314) 727-2087. Our website address is www.viasystems.com. Our annual, quarterly and current reports on Forms 10-K, 10-Q or 8-K, respectively, and all amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, can be accessed, free of charge, at our website as soon as practicable after such reports are filed with the SEC.  Information contained on our website does not constitute, and shall not be deemed to constitute, part of this report and shall not be deemed to be incorporated by reference into this report.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site, http://www.sec.gov, from which you can access our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, our proxy statements, and all amendments to these materials after such reports and amendments are filed with the SEC.

Item 1A.    Risk Factors

Investing in our securities involves a high degree of risk. If any of the following risks impact our business, the market price of our shares of common stock and other securities could decline and investors could lose all or part of their investment.  In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Report or the other documents we file with the SEC, or in our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions or otherwise.

Our business, financial condition, operating results and cash flows can be impacted by a number of risks and uncertainties, including but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.  Although the risks described below are the risks that we believe are material, there also may be risks of which we are currently unaware, or that we currently regard as immaterial based on the information available to us that later may prove to be material.  You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Report and in our other filings with the SEC could have a material adverse effect on our business, financial condition, operating results and cash flows.  Actual results, therefore, may materially differ from anticipated results described in these forward-looking statements.

During periods of excess global PCB manufacturing capacity, our gross margins may fall and/or we may have to incur restructuring charges if we choose to reduce the capacity of or close any of our facilities.

When we experience excess capacity, our sales revenues may not fully cover our fixed overhead expenses, and our gross margins will fall.  If we conclude we have significant, long-term excess capacity, we may decide to permanently close or scale down our facilities and lay off some of our employees.  Closures or lay-offs could result in our recording restructuring charges such as severance, other exit costs and asset impairments.

A significant portion of our net sales is based on transactions with our largest customers; if we lose any of these customers, our sales could decline significantly.

For the years ended December 31, 2009, 2008 and 2007, sales to our ten largest customers accounted for approximately 74.1%, 73.3% and 76.2% of our net sales, respectively.  Four of our customers, Alcatel-Lucent SA, Bosch Group, General Electric Company and Continental AG, each individually accounted for over 10% of our net sales for the years ended December 31, 2009 and 2008.

Although we cannot assure you that our principal customers will continue to purchase our products at past levels, we expect a significant portion of our net sales will continue to be concentrated within a small number of customers.  The loss of, or significant curtailment of purchases by, any of our principal customers could have a material adverse effect on our financial condition, operating results and cash flows.

We may experience fluctuations in operating results, and because many of our operating costs are fixed, even small revenue shortfalls or increased expenses can have a disproportionate effect on operating results.

Our operating results may vary significantly for a variety of reasons, including:

•      overall economic conditions in the electronics industry and global economy;

•      pricing pressures;

•      timing of orders from and shipments to major customers;

•      our capacity relative to the volume of orders;

•      expenditures in anticipation of future sales;

•      expenditures or write-offs related to acquisitions;

•      expenditures or write-offs related to restructuring activities;

•      start-up expenses relating to new manufacturing facilities; and

•      variations in product mix.

Our historical results of operations may not be indicative of the results to be expected for any future period as a result of unanticipated revenue shortfalls or increased expenses.

We have a history of losses and may not be profitable in the future.

We have a history of losses and cannot assure you that we will achieve sustained profitability in the near future.  For the years ended December 31, 2009, 2008, 2006, and 2005, we incurred losses from continuing operations of $54.7 million, $15.5 million, $25.6 million, and $114.5 million, respectively.  If we cannot improve our profitability, the value of our enterprise may decline.

We rely on the automotive industry for a significant portion of sales. Accordingly, the economic downturn in this industry has had, and may continue to have, a material adverse affect on our ability to forecast demand and production to meet desired sales levels.

The economic downturn in the automotive industry has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels.  A significant portion of our sales are to customers within the automotive industry.  For the years ending December 31, 2009, 2008, and 2007, sales to customers in the automotive industry represented approximately 38.4%, 37.4%, and 36.2% of our net sales, respectively.  If the destabilization of the automotive industry or a market shift away from our automotive customers continues, it may have an adverse effect on our financial condition, operating results and cash flows.

We rely on the telecommunications and networking industries for a significant portion of sales. Accordingly, the economic downturn in these industries has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels.

A large percentage of our business is conducted with customers who are in the telecommunications and networking industries.  For the years ending December 31, 2009, 2008, and 2007, sales to customers in the telecommunications and networking industries represented approximately 26.0%, 25.9%, and 31.0% of our net sales, respectively.  These industries are characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand.  These industries are heavily dependent on the end markets they serve and therefore can be affected by the demand patterns of those markets.  If the weakness in these industries continues, it would likely have a material adverse effect on our financial condition, operating results and cash flows.

Our exposure to the credit risk of our customers and suppliers may adversely affect our financial results.

We sell our products to customers that have in the past experienced, and may in the future experience, financial difficulties, particularly in light of the recent global economic downturn. If our customers experience financial difficulties, we could have difficulty recovering amounts owed from these customers. While we perform credit evaluations and adjust credit limits based upon each customer’s payment history and credit worthiness, such programs may not be effective in reducing our exposure to credit risk. We evaluate the collectibility of accounts receivable, and based on this evaluation make adjustments to the allowance for doubtful accounts for expected losses. Actual bad debt write-offs may differ from our estimates, which may have a material adverse effect on our financial condition, operating results and cash flows.

Our suppliers may also experience financial difficulties, which could result in our having difficulty sourcing the materials and components we use in producing our products and providing our services.  If we encounter such difficulties, we may not be able to produce our products for customers in a timely fashion which could have an adverse effect on our financial condition, operating results and cash flows.

We are influenced by our significant stockholders, whose interests may be different than our other stockholders.

Approximately 77.8% of our common stock is owned by VG Holdings.  In addition, the 2010 Stockholders Agreement among us and VG Holdings provides we will use commercially reasonable efforts to cause the election of five of the twelve designees of VG Holdings to our board of directors, with the number of designees subject to reduction pursuant to the terms of the 2010 Stockholder Agreement.  Accordingly, VG Holdings effectively controls the election of a majority of our board of directors and the approval or disapproval of certain other matters requiring stockholder approval and, as a result, have significant influence over the direction of our management and policies.  Using this influence, VG Holdings may take actions or make decisions that are not in the same interests of our other stockholders.  In addition, owners of VG Holdings are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or otherwise have business objectives that are not aligned with our business objectives.

We are a “controlled company” within the meaning of the NASDAQ rules. As a result, we qualify for, and may avail ourselves of, certain exemptions from the NASDAQ corporate governance requirements.

The Funds, through VG Holdings, indirectly own a majority of our outstanding common stock. As a result, we are a “controlled company” under the rules of the NASDAQ. As a “controlled company” under NASDAQ rules, we may elect not to comply with certain NASDAQ corporate governance requirements, including (i) that a majority of our board of directors consist of “independent directors,” as defined under the rules of the NASDAQ, (ii) that we have a nominating committee that is composed entirely of independent directors and (iii) that we have a compensation committee that is composed entirely of independent directors.  Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements as long as we are a “controlled company.”  We currently have not availed ourselves to the controlled company exception under NASDAQ rules.

Accordingly, the Funds, through VG Holdings, will effectively control the election of a substantial percentage of our board of directors and the approval or disapproval of certain other matters requiring stockholder approval and, as a result, have significant influence over the direction of our management and policies.

A significant portion of our manufacturing activities are conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

International manufacturing operations represent a majority of our business. Sales outside the United States represent a significant portion of our net sales, and we expect net sales outside the United States to continue to represent a significant portion of our total net sales.  Outside of the United States, we operate manufacturing facilities in Mexico and China.

Our international manufacturing operations are subject to a number of potential risks. Such risks include, among others:

•      inflation or changes in political and economic conditions;

•      unstable regulatory environments;

•      changes in import and export duties;

•      domestic and foreign customs and tariffs;

•      potentially adverse tax consequences;

•      trade restrictions;

•      restrictions on the transfer of funds into or out of a country;

•      labor unrest;

•      logistical and communications challenges;

•      difficulties associated with managing a large organization spread throughout various countries;

•      differing protection of intellectual property and trade secrets; and

•      other restraints and burdensome taxes.

These factors may have an adverse effect on our international operations or on the ability of our international operations to repatriate earnings to us.

We are subject to currency fluctuations, which may affect our cost of goods sold and operating margins.

A significant portion of our costs, including payroll and rent, are denominated in foreign currencies, particularly the Chinese Renminbi (“RMB”).  Changes in exchange rates between other currencies and the U.S. dollar will affect our cost of goods sold and operating margins and could have a material adverse effect on our financial condition, operating results and cash flows.

We lease land for all of our owned and leased Chinese manufacturing facilities from the Chinese government under land use rights agreements that may be terminated by the Chinese government.

We lease the land where our Chinese manufacturing facilities are located from the Chinese government through land use rights agreements.  Although we believe our relationship with the Chinese government is sound, if the Chinese government decided to terminate our land use rights agreements, our assets could become impaired, and our ability to meet our customers’ orders could be impacted.  This could have a material adverse effect on our financial condition, operating results and cash flows.

Electrical power shortages in certain areas of southern China have, in the past, caused the government to impose a power rationing program, and additional or extended power rationings could adversely affect our Chinese operations.

In early 2008, certain areas of Southern China faced electrical power constraints, which resulted from extreme winter weather in the area.  In order to address the power constraints, the Southern China Province Government initiated a power rationing plan.  The power rationing program was terminated in May 2008.  Although power rationing did not impact our Asia operations during the winter of 2008-2009, we may experience issues in the future with obtaining power or other key services due to infrastructure weaknesses in China that may impair our ability to compete effectively as well as adversely affect our financial condition, operating results and cash flows.

We are dependent upon the electronics industry, which is highly cyclical and suffers significant downturns in demand, resulting in excess manufacturing capacity and increased price competition.

The electronics industry, on which a substantial portion of our business depends, is cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity.  This industry has experienced periods characterized by relatively low demand and price depression and is likely to experience recessionary periods in the future.  Economic conditions affecting the electronics industry in general, or specific customers in particular, have adversely affected our operating results in the past and may do so in the future.  Over the past year, the global economy has been greatly impacted by the global recessionary conditions linked to rising default levels in the U.S. home mortgage sector, volatile fuel prices, and a changing political and economic landscape.  These factors have contributed to historically low consumer confidence levels, resulting in a significantly intensified downturn in demand for products incorporating PCBs and E-M Solutions, which has in turn adversely affected our operating results in 2008 and 2009.

The electronics industry is characterized by intense competition, rapid technological change, relatively short product life cycles and pricing and profitability pressures.  These factors adversely affect our customers and we suffer similar effects.  Our customers are primarily high-technology equipment manufacturers in the communications and networking, computing and peripherals, test, industrial and medical and automotive markets of the electronics industry.  Due to the uncertainty in the markets served by most of our customers, we cannot accurately predict our future financial results or accurately anticipate future orders.  At any time, our customers can discontinue or modify products containing components we manufacture, adjust the timing of orders and shipments or affect our mix of consolidated net sales, any of which could have a material adverse effect on our financial condition, operating results and cash flows.

There may be shortages of, or price fluctuations with respect to, raw materials or components, which would cause us to curtail our manufacturing or incur higher than expected costs.

We purchase the raw materials and components we use in producing our products and providing our services, and we may be required to bear the risk of raw material or component price fluctuations.  In addition, shortages of raw materials such as laminates, a principal raw material used in our PCB operations, have occurred in the past and may occur in the future. Raw material or component shortages or price fluctuations such as these could have a material adverse effect on financial condition, operating results and cash flows.  In addition, if we experience a shortage of materials or components, we may not be able to produce products for our customers in a timely fashion.

The PCB and electronic manufacturing services (“EMS”) industries are highly competitive, and we may not be able to compete effectively in one or both of them.

The PCB industry is highly competitive, with multiple global competitors and hundreds of regional and local manufacturers.  The EMS industry is also highly competitive, with competitors on the global, regional and local levels and relatively low barriers to entry.  In both of these industries, we could experience increased future competition resulting in price reductions, reduced margins or loss of market share. Any of these could have an adverse effect on our financial condition, operating results and cash flows.  In addition, some of our principal competitors may be less leveraged, may have greater access to financial or other resources, may have lower cost operations and may be better able to withstand adverse market conditions.

We generally do not obtain long-term volume purchase commitments from customers and therefore, cancellations, reductions in production quantities and delays in production by our customers could adversely affect our operating results.

For many of our customers, we do not have firm long-term purchase commitments, but rather conduct business on a purchase order basis.  Customers may cancel their orders, reduce production quantities or delay production at any time for a number of reasons.  Many of our customers have, over the past several years, experienced significant decreases in demand for their products and services.  The uncertain economic conditions in the global economy and in several of the markets in which our customers operate have in the past prompted some of our customers to cancel orders, delay the delivery of some of the products that we manufacture and place purchase orders for fewer products than we previously anticipated.  Even when our customers are contractually obligated to purchase products, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers could:

•      adversely affect our operating results by reducing the volume of products that we manufacture for our customers;

•      delay or eliminate recoupment of our expenditures for inventory purchased in preparation for customer orders; and

•      lower our asset utilization, which would result in lower gross margins.

Our products and the manufacturing processes we use to produce them are often highly complex and therefore may at times contain manufacturing defects, which may subject us to product liability and warranty claims.

We face an inherent business risk of exposure to warranty and product liability claims in the event that our products, particularly those supplied to the automotive industry, fail to perform as expected or such failure results, or is alleged to result, in bodily injury and/or property damage.  If we were to manufacture and deliver products to our customers that contain defects, whether caused by a design, manufacturing or component failure, or by deficiencies in the manufacturing processes, it may result in delayed shipments to customers and reduced or cancelled customer orders.  In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall of such products.  As suppliers become more integral to the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contributions when faced with product liability claims or recalls.  In addition, vehicle manufacturers, who have traditionally borne the costs associated with warranty programs offered on their vehicles, are increasingly requiring suppliers to guarantee or warrant their products and may seek to hold us responsible for some or all of the costs related to the repair and replacement of parts supplied by us to the vehicle manufacturer.  A successful warranty or product liability claim against us in excess of our available insurance coverage or established warranty and legal reserves or a requirement that we participate in a product recall may have a material adverse effect on our business, financial condition, operating results and cash flows and may harm our business reputation, which could lead to customer cancellations or non-renewals.

Failure to meet the quality control standards of our automotive customers may cause us to lose existing, or prevent us from gaining new, automotive customers, which may adversely affect our financial results.

For safety reasons, our automotive customers have strict quality standards that generally exceed the quality requirements of our other customers.  Because a significant portion of our PCB manufacturing facilities products are sold to customers in the automotive industry, if those facilities do not meet these quality standards, our results of operations may be materially and adversely affected.  These automotive customers may require long periods of time to evaluate whether our manufacturing processes and facilities meet their quality standards.  If we were to lose automotive customers due to quality control issues, we might not be able to regain those customers or gain new automotive customers for long periods of time, which could have a material adverse effect on our financial condition, operating results and cash flows.

The EMS industry is subject to rapid technological change; our failure to respond timely or adequately to such changes may render our existing technology less competitive or obsolete, and our operating results may suffer.

The market for our products and services is characterized by rapidly changing product platforms based on technology and continuing process development.  The success of our business will depend, in large part, upon our ability to maintain and enhance our technological capabilities, develop and market products and services that meet changing customer needs and successfully anticipate or respond to technological product platform changes on a cost-effective and timely basis.  There can be no assurance that we will effectively respond to the technological product requirements of the changing market, including having sufficient cash flow to make additional capital expenditures that may be required as a result of those changes.  To the extent we are unable to respond to such technological product requirements, our operating results may suffer.

Uncertainty and adverse changes in the economy and financial markets could have an adverse impact on our business and operating results.

Uncertainty or adverse changes in the economy could lead to a significant decline in demand for the end products manufactured by our customers, which, in turn, could result in a decline in the demand for our products and pressure to reduce our prices.  As a result of the recent global economic downturn, many businesses have experienced weaker demand for their products and services and, therefore, have taken a more conservative stance in ordering component inventory.  Any decrease in demand for our products could have an adverse impact on our financial condition, operating results and cash flows.  Uncertainty and adverse changes in the economy could also increase the cost and decrease the availability of potential sources of financing and increase our exposure to losses from bad debts, either of which could have a material adverse effect on our financial condition, operating results and cash flows.

Recent instability in the financial markets has led to the consolidation, restructuring and closure of certain financial institutions. Should any of the financial institutions who maintain our cash deposits or who are a party to our credit facilities become unable to repay our deposits or honor their commitments under our credit facilities, it could have a material adverse effect on our financial condition, operating results and cash flows.  As of December 31, 2009, approximately 19.8% of our cash balances were on deposit with Citibank (China), which is a subsidiary of Citigroup Inc.  The U.S. government has previously taken certain actions to stabilize Citigroup Inc. in an effort to remove uncertainty and restore confidence in that company.  Our management has been monitoring, and will continue to monitor, the stability of Citigroup, Inc. and the appropriateness of our depository relationship with Citibank (China).

We may not realize the expected benefits of the Merix Acquisition because of integration difficulties and other challenges.

The success of the Merix Acquisition will depend, in part, on our ability to realize the anticipated synergies and cost savings from integrating the Merix business with our existing businesses.  The integration process may be complex, costly and time-consuming.  The difficulties of integrating the operations of the Merix business include, among others:

• failure to implement our business plan for the combined business;

• unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

• unanticipated changes in applicable laws and regulations;

• failure to retain key employees;

• failure to retain customers;

• the impact of the Merix Acquisition on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002;

• unanticipated issues, expenses and liabilities; and

• operating, competitive and market risks inherent in Merix’ business and our business.

We may not accomplish the integration of Merix’ business smoothly, successfully or within the anticipated cost range or timeframe.  The diversion of our management’s attention from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the Merix Acquisition and could adversely affect our business.

We may be unable to realize anticipated cost synergies or may incur additional costs in connection with the Merix Acquisition.

We have identified annual cost synergies in connection with the Merix Acquisition, consisting of the elimination of redundant corporate costs, selling, general and administrative expense reductions, materials savings and other rationalizations, in addition to the potential for revenue synergies.  While management believes that these cost synergies are achievable, we may be unable to realize all of these cost synergies within the timeframe expected or at all.  In addition, we may incur additional and/or unexpected costs in order to realize these cost synergies.

The requirements of being a public company, including compliance with the requirements of the NASDAQ and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase costs and distract management.

As a public company with listed equity securities, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and requirements of the NASDAQ, with which we were not required to comply as a private company.  Complying with these statutes, regulations and requirements will occupy a significant amount of the time of our board of directors and management and will increase our costs and expenses.

Success in Asia may adversely affect our U.S. operations.

To the extent Asian PCB manufacturers are able to compete effectively with products historically manufactured in the United States, our facilities in the United States may not be able to compete as effectively and parts of our North American operations may not remain viable.

If competitive production capabilities increase in Asia and other foreign countries, where production costs are lower, we may lose market share in both North America and Asia, and our profitability may be materially adversely affected by increased pricing pressure.

PCB manufacturers in Asia and other geographies often have significantly lower production costs than our North American operations and may even have cost advantages over our Asia operations.  Production capability improvements by foreign and domestic competitors may play an increasing role in the PCB markets in which we compete, which may adversely affect our revenues and profitability.  While PCB manufacturers in these locations have historically competed primarily in markets for less technologically advanced products, they are expanding their manufacturing capabilities to produce higher layer count, higher technology PCBs and could compete more directly with our North American and Asia operations.

Failure to maintain good relations with minority investors in certain majority-owned China subsidiaries could materially adversely affect our ability to manage those operations.

Currently, we have two PCB manufacturing plants in China that are each operated by a separate majority-owned subsidiary.  A minority investor owns a 5% interest in our subsidiary that operates the Huiyang plant.  The same minority investor owns a 15% interest in our subsidiary that operates the Huizhou plant.  The minority investor owns the buildings of the Huizhou facility and leases the premises to our subsidiary.  The minority investor is owned by the Chinese government and has close ties to local economic development and other Chinese government agencies.  In connection with the negotiation of its investments, the minority investor secured certain rights to be consulted and to consent to certain operating and investment matters concerning the plants and our subsidiaries’ boards of directors that oversee these businesses.  Failure to maintain good relations with the minority investor in either Chinese subsidiary could materially adversely affect our ability to manage the operations of one or more of the plants.

Prior to the Merix Acquisition, Merix has reported material weaknesses in its internal control over financial reporting, and if additional material weaknesses are discovered in the future, investor confidence in us may be adversely affected.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.  Prior to the Merix Acquisition, Merix had previously identified material weaknesses in internal control over financial reporting for its Asia operations, which Merix remediated in 2009.  In addition, at the time of Merix’ acquisition of its subsidiary, Merix Asia Limited (“Merix Asia”), in September 2005, Merix Asia had a weak system of internal control over financial reporting and needed to develop processes to strengthen its accounting systems and control environment.  Merix devoted significant time and resources to improving the internal controls over financial reporting since the acquisition of Merix Asia.

We may, in the future, identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting.  Material weaknesses in its internal control over financial reporting may cause investors to lose confidence in us, which could have an adverse effect on our business and the trading price of our common stock.

If we do not align manufacturing capacity with customer demand, we could experience difficulties meeting our customers’ expectations or, conversely, incur excess costs to maintain unneeded capacity.

If we fail to recruit, train and retain sufficient staff to meet customer demand, particularly in China, we may experience extended lead times, leading to the loss of customer orders.  Conversely, if we increase manufacturing capacity and order levels do not remain stable or increase, our business, financial condition, operating results and cash flows could be adversely impacted.

We export products from the United States to other countries. If we fail to comply with export laws, we could be subject to additional taxes, duties, fines and other punitive actions.

Exports from the United States are regulated by the U.S. Department of Commerce. Failure to comply with these regulations can result in significant fines and penalties.  Additionally, violations of these laws can result in punitive penalties, which would restrict or prohibit us from exporting certain products, resulting in significant harm to our business.

There may not be an active, liquid trading market for our common stock.

Our common stock began trading on the NASDAQ on February 17, 2010.  Previously, there had been no public market for shares of our common stock.  We cannot predict the extent to which investor interest in our company will lead to the development of a trading market on the NASDAQ, or how liquid that market may become.  If an active trading market does not develop, investors may have difficulty selling any of our common stock that they purchase.

We expect that our stock price will fluctuate significantly.

Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations.  This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our operating performance.  The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

• market conditions in the broader stock market;

• actual or anticipated fluctuations in our quarterly financial and operating results;

• introduction of new products or services by us or our competitors;

• issuance of new or changed securities analysts’ reports or recommendations;

• investor perceptions of us and the electronics industry or telecommunications industry;

• sales, or anticipated sales, of large blocks of our stock;

• additions or departures of key personnel;

• regulatory or political developments;

• litigation and governmental investigations; and

• changing economic conditions.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.  In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock.  If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit.  Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our common stock.

Our third amended and restated certificate of incorporation and second amended and restated bylaws provide for, among other things:

• restrictions on the ability of our stockholders to call a special meeting and the business that can be conducted at such meeting;

• restrictions on the ability of our stockholders to remove a director or fill a vacancy on the board of directors;

• our ability to issue preferred stock with terms that the board of directors may determine, without stockholder approval;

• the absence of cumulative voting in the election of directors;

•
a prohibition of action by written consent of stockholders unless such action is approved by all stockholders; providing, however, that if VG Holdings owns 50% or more of our outstanding capital stock, then action may be taken by the stockholders by written consent if signed by stockholders having not less than the minimum of votes necessary to take such action; and

• advance notice requirements for stockholder proposals and nominations.

These provisions in our third amended and restated certificate of incorporation and second amended and restated bylaws may discourage, delay or prevent a transaction involving a change of control of our company that is in the best interest of our minority stockholders.  Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

Investors may experience dilution of their ownership interests due to the future issuance of additional shares of our capital stock, which could have an adverse effect on the price of our common stock.

We may in the future issue additional shares of our common stock which could result in the dilution of the ownership interests of our stockholders.  As of February 16, 2010, we have outstanding approximately 20 million shares of common stock, and no shares of preferred stock.  We are authorized to issue 100 million shares of common stock and 25 million shares of preferred stock with such designations, preferences and rights as determined by our board of directors.  The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock.  We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, future issuances of our securities for capital raising purposes or for other business purposes.  Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

Oil prices may fluctuate, which would increase our cost to manufacture goods.

We generate a portion of our own electricity in certain of our manufacturing facilities using diesel generators, and we will be required to bear the increased cost of generating electricity if the cost of oil increases.  Prices for diesel fuel rose substantially in several recent years.  Future price increases for diesel fuel would increase our cost and could have a material adverse effect on our financial condition, operating results and cash flows.

Damage to our manufacturing facilities or information systems due to fire, natural disaster or other events could harm our financial results.

We have manufacturing facilities in the United States, China and Mexico.  In addition, we maintain engineering and customer service centers in Canada, China, England, Hong Kong, Mexico, The Netherlands, and the United States.  The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, act of war or terrorism, blizzard, flood, tornado, earthquake, lightning, or other natural disaster could harm us financially, increasing our cost of doing business and limiting our ability to deliver our manufacturing services on a timely basis.  Additionally, we rely heavily upon information technology systems and high-technology equipment in our manufacturing processes and the management of our business.  We have developed disaster recovery plans; however, disruption of these technologies as a result of natural disaster or other events could harm our business and have a material adverse effect on our financial condition, operating results and cash flows.

If we lose key management, operations, engineering or sales and marketing personnel, we could experience reduced sales, delayed product development and diversion of management resources.

Our success depends largely on the continued contributions of our key management, administration, operations, engineering and sales and marketing personnel, many of whom would be difficult to replace.  With the exception of certain of our executive officers, we generally do not have employment or non-compete agreements with our key personnel.  If one or more members of our senior management or key professionals were to resign, the loss of personnel could result in loss of sales, delays in new product development and diversion of management resources, which would have a negative effect on our business.  We do not maintain “key man” insurance policies on any of our personnel.

Due to the global economic downturn, we have made substantial reductions-in-force, including a number of management personnel.  We do not anticipate the loss of any of the personnel will have a material impact on our operations and have attempted to mitigate the impact of the change in personnel.  However, there can be no assurance that these risks are fully mitigated.

In addition, we rely on the collective experience of our employees, particularly in the manufacturing process, to ensure we continuously evaluate and adopt new technologies and remain competitive.  Although we are not generally dependent on any one employee or a small number of employees involved in our manufacturing process, we have in the past experienced periods of high employee turnover and may in the future experience significantly high employee turnover at our Asian facilities.  If we are not able to replace these people with new employees with comparable capabilities, our operations could suffer as we may be unable to keep up with innovations in the industry or the demands of our customers.  As a result, we may not be able to continue to compete effectively.

We are subject to environmental laws and regulations that expose us to potential financial liability.

Our operations are regulated under a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, the discharge of hazardous materials into the air, ground and water as well as the handling, storage and disposal of, or exposure to, hazardous materials and occupational health and safety.  Violations of these laws can lead to material liabilities, fines or penalties.  Compliance with these environmental laws is a major consideration in the fabrication of PCBs because metals and other hazardous materials are used in the manufacturing process.  In addition, it is possible that in the future, new or more stringent requirements could be imposed.  Various federal, state, local and foreign laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property.  In addition, because we are a generator of hazardous wastes, we, along with any other person who arranges for the disposal of those wastes, may be subject to potential financial exposure for costs associated with the investigation and remediation of sites at which such hazardous waste has been disposed, if those sites become contaminated.  Liability may be imposed without regard to legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances, and we could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable.

We may have exposure to income tax rate fluctuations as well as to additional tax liabilities, which could impact our financial position.

As a corporation with a presence both abroad and in the United States, we are subject to taxes in various jurisdictions.  Our effective tax rate is subject to fluctuation as the income tax rates for each year are a function of the following factors, among others:

•      the effects of a mix of profits or losses earned in numerous tax jurisdictions with a broad range of income tax rates;

•      our ability to utilize net operating losses;

•      changes in contingencies related to taxes, interest or penalties resulting from tax audits; and

•      changes in tax laws or the interpretation of such laws.

Changes in the mix of these items and other items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial position.

Certain of our Chinese subsidiaries have operated or continue to operate under tax holidays.  The expiration of these tax holidays and new tax legislation could have a material adverse effect on our effective tax rate, financial condition, operating results and cash flows.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in various jurisdictions.

Significant judgment is required in determining our provision for income taxes and other tax liabilities.  Although we believe that our tax estimates are reasonable, we cannot provide assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals.

We could be subject to litigation in the course of our operations that could adversely affect our operating results.

If we became the subject of legal proceedings, our results may be affected by the outcome of such proceedings and other contingencies that cannot be predicted with certainty.  When appropriate, and as required by U.S. generally accepted accounting principles (“GAAP”), we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time.  Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our consolidated financial statements and could have a material adverse effect on our results of operations or cash flows in the period in which a liability would be recognized and the period in which damages would be paid, respectively.  Although claims have been rare in the past, because we are a manufacturer, we are subject to claims by our customers or end users of our products that we may have been negligent in our production or have infringed on intellectual property of another.

Several of our competitors hold patents covering a variety of technologies, applications and methods of use similar to some of those used in our products.  From time to time, we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents.  Competitors or others have in the past and may in the future assert infringement claims against us or our customers with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property rights of others.  If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

If we become subject to infringement claims, we would evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question or defending our position.  These licenses, however, may not be available on satisfactory terms or at all.  If we are not able to negotiate the necessary licenses on commercially reasonable terms or successfully defend our position, it could have a material adverse effect on our financial condition, operating results and cash flows.

We may not have sufficient insurance coverage for certain of the risks and liabilities we assume in connection with the products and services we provide to customers, which could leave us responsible for certain costs and damages incurred by customers.

We carry various forms of business and liability insurance that we believe are reasonable and customary for similarly situated companies in our industry.  However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with the products and services we provide to customers, such as potential warranty, product liability and product recall claims.  As a result, such liability claims may only be partially covered under our insurance policies.  We continue to monitor the insurance marketplace to evaluate the availability of and need to obtain additional insurance coverage in the future.  However, should we sustain a significant uncovered loss, it could have a material adverse effect on our financial condition, operating results and cash flows.

As a U.S. corporation with international operations, we are subject to the Foreign Corrupt Practices Act (“FCPA”).  A determination that we violated this act may affect our business and operations adversely.

As a U.S. corporation, we are subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business.  Any determination that we violated the FCPA could have a material adverse effect on our financial position, operating results and cash flows.

Degrading of our debt ratings would adversely affect us.

Any degrading by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc., of our debt securities could make it more difficult for us to obtain new financing if we had an immediate need to increase our liquidity.

We may be required to recognize additional impairment charges.

Pursuant to U.S. GAAP, we are required to make periodic assessments of goodwill, intangible assets and other long-lived assets to determine if they are impaired.  Disruptions to our business, end-market conditions, protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and enterprise value declines may result in additional charges for goodwill and other asset impairments.  Future impairment charges could substantially affect our reported earnings in the periods of such charges.  In addition, such charges would reduce our consolidated net worth and our stockholder’s equity, increasing our debt-to-total-capitalization ratio.

We have a substantial amount of debt and may be unable to service or refinance this debt, which could have negative consequences on our business in the future, could adversely affect our ability to fulfill our obligations under our notes and may place us at a competitive disadvantage in our industry.

As of December 31, 2009, our total outstanding indebtedness was approximately $225.1 million, net of approximately $105.7 million of cash restricted for the repurchase of our 2011 Notes.  Our net interest expense for the year ended December 31, 2009, was approximately $34.4 million.  As of December 31, 2009, our total consolidated stockholders’ equity was a deficit of approximately $58.0 million.

This high level of debt could have negative consequences. For example, it could:

•      result in our inability to comply with the financial and other restrictive covenants in our credit facilities;

•      increase our vulnerability to adverse industry and general economic conditions;

•      require us to dedicate a substantial portion of our cash flow from operations to make scheduled principal payments on our debt, thereby reducing the availability of our cash flow for working capital, capital investments and other business activities;

•      limit our ability to obtain additional financing to fund future working capital, capital investments and other business activities;

•      limit our ability to refinance our indebtedness on terms that are commercially reasonable, or at all;

•      expose us to the risk of interest rate fluctuations to the extent we pay interest at variable rates on the debt;

•      limit our flexibility to plan for, and react to, changes in our business and industry; and

•      place us at a competitive disadvantage relative to our less leveraged competitors.

Servicing our debt requires a significant amount of cash and our ability to generate cash may be affected by factors beyond our control.

Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements.

Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We cannot assure you that:

•	our business will generate sufficient cash flow from operations;

•	we will realize the cost savings, revenue growth and operating improvements related to the execution of our long-term strategic plan; or

•	future sources of funding will be available to us in amounts sufficient to enable us to fund our liquidity needs.

If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances; selling assets; restructuring or refinancing our debt; or seeking additional equity capital.  We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations.  The 2010 Credit Agreement and the indenture governing the outstanding $220.0 million aggregate principal amount of the 12% Senior Secured Notes due 2015 (the “2015 Notes”) limits the use of the proceeds from any disposition of assets and, as a result, we may not be allowed, under those documents, to use the proceeds from such dispositions to satisfy all current debt service obligations.  In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we would be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

We are a holding company with no operations of our own and depend on our subsidiaries for cash.

Although our operations are conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us for payment on our indebtedness.  Accordingly, our ability to service our indebtedness is dependent on the earnings and the distribution of funds from our subsidiaries.  In addition, payment of dividends, distributions, loans or advances to us by our subsidiaries could be subject to restrictions on dividends or repatriation of earnings under applicable local law and monetary transfer restrictions in the jurisdictions in which our subsidiaries operate.  Payments to us by our subsidiaries are also contingent upon our subsidiaries’ earnings.  Our ability to repatriate cash generated by our foreign operations or borrow from our foreign subsidiaries may be limited by tax, foreign exchange or other laws.  Also, the amount we are able to repatriate to pay U.S. dollar based obligations will be subject to foreign exchange rates.  Foreign earnings may be subject to foreign taxes and withholding, potentially at confiscatory levels.  Cash we hold in foreign entities may become subject to exchange controls that prevent their being converted into other currencies, including U.S. dollars.  Foreign tax laws may affect our ability to repatriate cash from foreign subsidiaries in a tax efficient manner or at all.  Legal restrictions may prevent foreign subsidiaries from paying dividends or other cash distributions to service payments on our indebtedness, and directors and officers of such foreign subsidiaries may therefore be unable or unwilling to authorize such payments or such loans.  If these or other risks limit our ability to transfer cash generated by our foreign operations to us, our ability to make payments on our indebtedness will be impaired.

Restrictive covenants in the indenture governing the 2015 Notes and the agreements governing our other indebtedness will restrict our ability to operate our business.

The indenture for the 2015 Notes and the agreement governing the Wachovia Credit Facility do, and agreements governing our other indebtedness in effect from time to time will likely, contain covenants that restrict our ability to, among other things, incur additional debt, pay dividends, make investments, enter into transactions with affiliates, merge or consolidate with other entities or sell all or substantially all of our assets.  Additionally, the agreement governing the 2010 Credit Agreement requires us to maintain certain financial ratios.  A breach of any of these covenants could result in a default thereunder, which could allow the lenders or the noteholders to declare all amounts outstanding thereunder immediately due and payable.  If we are unable to repay outstanding borrowings when due, the lenders, under the 2010 Credit Agreement and the collateral trustee will under the indenture governing the 2015 Notes and related agreements have the right to proceed against the collateral granted to them, including our capital stock.  We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.

Item 1B.   Unresolved Staff Comments

Not Applicable.

Item 2.   Properties

In addition to our executive offices in St. Louis, Missouri, as of February 16, 2010, we operate ten principal manufacturing and two principal distribution facilities, located in three different countries with a total area of approximately 4.9 million square feet.  During 2009, our manufacturing facilities in Guangzhou, China, and Zhongshan, China were used in the Printed Circuit Boards segment; and our manufacturing and distribution facilities in Shanghai, China, Shenzhen, China, Qingdao, China, Juarez, Mexico and El Paso, Texas were used in the Assembly segment; and our distribution facility in Hong Kong was used in both the Printed Circuit Boards and Assembly segments.  With the Merix Acquisition, in 2010 we added four additional PCB manufacturing facilities which are located in Forest Grove, Oregon, San Jose, California, Huiyang, China, and Huizhou, China.  Our Guangzhou, China property is pledged to secure our indebtedness under our Guangzhou 2009 Credit Facility and our Forest Grove, Oregon property is pledged to secure our 2010 Credit Agreement.  Our leased properties are leased for terms ranging from one to ten years.

As of February 16, 2010, the principal properties owned or leased by us are described below.

Location	Size (Appx. Sq. Ft.)	Type of Interest	Description of Primary Products
United States
Forest Grove, Oregon	310,500	Owned(a)	PCB fabrication and warehousing
San Jose, California	40,000	Leased(a)	PCB fabrication and warehousing
El Paso, Texas	29,000	Leased	Warehousing and distribution of E-M Solutions products, backpanel assemblies, full system assemblies and PCB assemblies

Mexico
Juarez, Mexico	90,000	Leased	Backpanel assembly, PCB assembly, custom metal enclosure fabrication, and full system assembly and test
Asia
Guangzhou, China	2,250,000	Owned(b)	PCB and backpanel fabrication
	106,000	Leased
Zhongshan, China	799,000	Owned(b)	PCB fabrication
Huiyang, China	250,000	Owned(a)(b)	PCB fabrication and warehousing
Huizhou, China	135,000	Leased(a)	PCB fabrication and warehousing
Shanghai, China	430,000	Owned(b)	Custom metal enclosure fabrication, backpanel assembly, PCB assembly and full system assembly and test
Shenzhen, China	286,000	Leased	Custom metal enclosure fabrication, PCB assembly and full system assembly and test
Qingdao, China	93,000	Leased	Full system assembly and test/cable assembly
Hong Kong	53,000	Owned	Warehousing and distribution of PCBs, backpanel assemblies, full system assemblies and PCB assemblies

(a)These properties were acquired in February 2010, in connection with the Merix Acquisition.
(b)Although these facilities are owned, we lease the underlying land pursuant to land use rights agreements with the Chinese government, which expire from 2043 to 2050.

In addition to the facilities listed above, we maintain several engineering, customer service, sales and marketing and other offices throughout North America, Europe and Asia, all of which are leased.

Item 3.   Legal Proceedings

We are presently involved in various legal proceedings arising in the ordinary course of our business operations, including employment matters and contract claims.  We believe that any liability with respect to these proceedings will not be material in the aggregate to our consolidated financial position, results of operations or cash flows.

Litigation Relating to the Merix Acquisition

On October 13, 2009 and November 5, 2009, respectively, Asbestos Workers Pension Fund and W. Donald Wybert, both Merix shareholders, filed putative class action complaints in Oregon state court (Multnomah County), on behalf of themselves and all others similarly situated, against Merix, the members of its board of directors and Viasystems.  The complaints, which were substantively identical and sought to enjoin the Merix Acquisition, alleged, among other things, that Merix’ directors breached their fiduciary duties to Merix’ shareholders by attempting to sell Merix to Viasystems for an inadequate price and that Viasystems aided and abetted those breaches.

On November 23, 2009, the court entered an order consolidating the two cases.  On or about December 2, 2009, the plaintiffs filed a Consolidated Amended Class Action Complaint (the “Amended Complaint”), which largely mirrored the original complaints, but also added Maple Acquisition Corp. (the merger vehicle) as a defendant and alleged that Merix’ proxy statement for the Merix Acquisition was materially deficient.

On January 19, 2010, the plaintiffs filed a motion for a temporary restraining order and/or a preliminary injunction to enjoin the shareholder vote on the Merix Acquisition, scheduled to take place on February 8, 2010.  On January 29, 2010, the defendants filed oppositions to plaintiffs’ motion, and, on February 2, 2010, plaintiffs filed their reply.  On February 5, 2009, following oral arguments, the court denied the plaintiffs’ motion.  The Merix Acquisition was consummated on February 16, 2010.

Merix Securities Class Action

Four purported class action complaints were filed against Merix and certain of its executive officers and directors on June 17, 2004, June 24, 2004 and July 9, 2004.  The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon.  After the court granted Merix’ motion to dismiss without prejudice, the plaintiffs filed a second amended complaint.  That complaint alleged that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103.4 million of Merix’ common stock.  In September 2006, the Court dismissed that complaint with prejudice.  The plaintiffs appealed to the Ninth Circuit.  In April 2008, the Ninth Circuit reversed the dismissal of the second amended complaint. Merix sought rehearing which was denied and rehearing en banc was also denied.  Merix obtained a stay of the mandate from the Ninth Circuit and filed a certiorari petition with the U.S. Supreme Court on September 22, 2008.  On December 15, 2008, the U.S. Supreme Court denied the certiorari petition and the case was remanded back to the U.S. District Court for the District of Oregon.  On May 15, 2009, the plaintiffs moved to certify a class of all investors who purchased in the public offering and who were damaged thereby.  On November 5, 2009, the court partially granted the certification motion and certified a class consisting of all persons and entities who purchased or otherwise acquired the common stock of Merix Corporation from an underwriter directly pursuant to Merix’ January 29, 2004 offering, who held the stock through May 13, 2004, and who were damaged thereby.  The case is currently in the discovery phase.  The plaintiffs seek unspecified damages.  A potential loss or range of loss that could arise from these cases is not estimable or probable at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of 2009.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ under the symbol VIAS, and began trading on February 17, 2010.  As of February 24, 2010, we are in the process of issuing our shares of common stock in connection with the Recapitalization Agreement and the Merix Acquisition.  After giving effect to such issuance of shares of common stock, the approximate number of holders of our common stock was 2,757.  Previously, all of our outstanding common stock was held privately, and accordingly, there was no public trading market for our common stock.  We have paid no dividends since our inception, and our ability to pay dividends is limited by the terms of certain agreements related to our indebtedness.   We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  However, after the Merix Acquisition, our subsidiaries in China will continue to make required distributions to the minority interest holders in such subsidiaries.  We currently intend to retain all available funds and any available future earnings to fund the development and growth of our business.

We maintain an equity compensation plan for the benefit of our employees.  The following table sets forth certain information as of December 31, 2009, with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by our security holders, and (ii) all compensation plans not previously approved by our security holders.  The table includes the number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a)); the weighted-average exercise price of the outstanding options, warrants and rights (column (b)); and the number of securities remaining available for future issuance under the plans (column (c)).

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	209,435	$150.99	22,917

Item 6.  Selected Financial Data (U.S. dollars in thousands)

The selected financial data and other data below for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, present consolidated financial information of Viasystems and its subsidiaries and have been derived from our audited consolidated financial statements.

The selected historical consolidated financial data set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
Statements of Operations Data:
Net sales	$496,447	$712,830	$714,343	$734,992	$652,821

Operating expenses:
Cost of goods sold (1)	398,144	568,356	570,384	601,232	560,974
Selling, general and administrative (1)	45,073	52,475	58,215	56,339	66,190
Depreciation	50,161	53,285	49,704	45,422	44,234
Amortization	1,191	1,243	1,269	1,325	1,436
Restructuring and impairment (2)	6,626	15,069	278	(4,915)	27,662
Operating (loss) income	(4,748)	22,402	34,493	35,589	(47,675)

Other expense (income):
Interest expense, net	34,399	31,585	30,573	38,768	48,137
Amortization of deferred financing costs	1,954	2,063	2,065	1,678	1,613
Loss on early extinguishment of debt (3)	2,357	-	-	1,498	-
Other, net	3,502	(711)	277	742	13,110
(Loss) income before income taxes	(46,960)	(10,535)	1,578	(7,097)	(110,535)

Income taxes	7,757	4,938	(6,853)	18,514	3,953

(Loss) income from continuing operations (4)	(54,717)	(15,473)	8,431	(25,611)	(114,488)

Income from discontinued operations, net (1) (4)	-	-	-	9,475	25,739
Gain on disposition of discontinued operations, net (4)	-	-	-	214,085	-

Net (loss) income	(54,717)	(15,473)	8,431	197,949	(88,749)

Accretion of Class B Senior Convertible preferredtock	8,515	7,829	7,203	6,633	6,114
Net (loss) income available to common stockholders	$(63,232)	$(23,302)	$1,228	$191,316	$(94,863)

Basic and diluted (loss) income per share from continuing operations	$(26.18)	$(9.65)	$0.51	$(13.35)	$(49.93)
Shares used in basic and diluted share calculations	2,415,266	2,415,266	2,415,266	2,415,266	2,415,266

Balance Sheet Data (at period end):
Cash and cash equivalents	$108,993	$83,053	$64,002	$37,954	$35,923
Restricted cash (5)	105,734	303	303	1,000	-
Working capital	113,608	119,118	110,460	95,475	91,071
Total assets	657,238	585,238	628,429	625,085	710,237
Mandatory Redeemable Class A Junior preferred stock (6)	118,836	108,096	98,326	89,439	81,385
Total debt, including current maturities	330,880	220,663	206,613	206,914	462,535
Redeemable Class B Senior Convertible preferred stock (6)	98,327	89,812	81,983	74,780	68,147
Stockholders’ (deficit) equity (7)	(58,040)	582	26,141	32,844	(155,631)

(1)
Stock compensation expense included in cost of goods sold and selling, general and administrative expenses for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 was $948, $615, $2,085, $1,400, and $6,152, respectively.  Stock compensation expense included in income from discontinued operations, net for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 was $0, $0, $0, $105, and $641, respectively.

(2)
Represents restructuring charges taken to downsize and close facilities, and impairment losses related to the write-off of long-lived assets.  In 2006, restructuring and impairment includes realized gains of $5,463 related to property held for sale that was disposed of in 2006.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying notes to consolidated financial statements.

(3)
In 2009, in connection with the repurchase of $94,124 par value of our 2011 Notes and the termination of our 2006 Credit Facility, and in 2006, in connection with the termination of our 2003 credit facility, we recorded losses on early extinguishment of debt of $2,357 and $1,498, respectively.

(4)	On May 1, 2006, we sold our wire harness business. All periods have been restated to reflect the wire harness business as a discontinued operation.

(5)	Restricted cash of $105,734 as of December 31, 2009, was held in escrow for the redemption of our 2011 Notes, which occurred in January 2010.

(6)
The Mandatory Redeemable Class A Junior preferred stock and the Redeemable Class B Senior Convertible preferred stock were reclassified as, and converted into, common stock in February 2010, in accordance with the Recapitalization Agreement.

(7)
On January 1, 2007, we recorded a $10,213 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit.  During the fourth quarter of 2006, we adopted the SEC’s Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  As a result of the adoption of SAB No. 108, we recorded an $8,628 cumulative effect adjustment to accumulated deficit on January 1, 2006.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations covers periods prior to the consummation of the Merix Acquisition.  Accordingly, the discussion and analysis of historical periods does not reflect the impact that the Merix Acquisition may have on us.  The following discussion should be read in conjunction with “Selected Financial Data” and our financial statements and related notes included elsewhere in this document.  The following discussion contains forward-looking statements based upon current expectations and related to future events, and our future financial performance involves risks and uncertainties.  We based these statements on assumptions we consider reasonable.  Actual results and the timing of events could differ materially from those discussed in the forward-looking statements, see “Cautionary Statements Regarding Forward-Looking Statements.”  Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this document, particularly in “Risk Factors.”

Overview

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electromechanical solutions (“E-M Solutions”).  PCBs serve as the “electronic backbone” of almost all electronic equipment, and our E-M Solutions products and services integrate PCBs and other components into finished or semi-finished electronic equipment, which include custom and standard metal enclosures, metal cabinets, metal racks and sub-racks, backplanes, cable assemblies and busbars.  The components we manufacture include, or can be found in, a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, entertainment and anti-lock braking systems, telecommunications switching equipment, data networking equipment, computer storage equipment, wind and solar energy applications and several other complex medical and technical instruments.  As of December 31, 2009, we had six manufacturing facilities all of which are located outside of the United States to take advantage of low cost, high quality manufacturing environments.  Our PCB products are produced in two of our five facilities in China.  Our E-M Solutions products and services are provided from our other three Chinese facilities and our one facility in Mexico.  In addition to our manufacturing facilities, in order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, The Netherlands, England, Canada, Mexico and the United States.

As of December 31, 2009, we were a supplier to over 125 original equipment manufacturers (“OEMs”) and contract electronic manufacturing service companies (“CEMs”) in numerous end markets. Our top OEM customers include industry leaders Alcatel-Lucent SA, Bosch Group, Continental AG, Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Hewlett-Packard Company, Hitachi Ltd., Huawei Technologies Co. Ltd., Rockwell Automation, Inc., Siemens AG, Sun Microsystems, Inc., Tellabs, Inc., TRW Automotive Holdings Corp. and Xyratex Ltd. Our top CEM relationships include industry-leading contract manufacturers such as Celestica, Inc. and Jabil Circuits, Inc.

For the years 2009, 2008 and 2007 we operated our business in two segments: Printed Circuit Boards, which includes our PCB products, and Assembly, which includes our E-M Solutions products and services.

Industry Overview

Despite the current economic downturn, we believe the long-term growth prospects for our PCB and E-M Solutions products remain solid.  The global economic recession, which began during 2008, affected demand across all of our customer end-user markets.  We believe the decline in sales from 2008 to 2009 is primarily attributable to the above mentioned weak economic condition as well as our customers’ actions to reduce inventory levels as they reacted to economic conditions.  While our visibility to future demand trends remains limited, sequential growth in sales in 2009 from the second to third and third to fourth quarters, together with positive trends in backlog and customer orders across all of our end-user markets, indicate that our customers may have achieved their inventory goals and their buying patterns better reflect ongoing demand.  We expect, however, that while the recovery progresses we will continue to be impacted by moderate pricing pressures.

As a result of recent government stimulus programs and recovery in consumer demand, our automotive end-user market sales improved sequentially in the last half of 2009, and we expect this trend will continue into 2010.  As stability returns to the financial markets and credit begins to ease, we expect the focus on “green” technologies and clean energy initiatives to drive growth in wind power related sales to our industrial and instrumentation, medical, consumer and other end-user markets.  We expect that anticipated expansion and enhancements of 3G telecommunication networks in Asia and around the world in 2010 will help to support our sales to the telecommunications end-user market.  We expect that the modest growth projected by industry analysts for the computer and datacommunications industry will be reflected in our sales to that end-user market.

Results of Operations

Year Ended December 31, 2009, Compared with Year Ended December 31, 2008

Net Sales.  Net sales for the year ended December 31, 2009, were $496.4 million, representing a $216.4 million, or 30.4%, decrease from net sales for the year ended December 31, 2008.

Net sales by end-user market for the years ended December 31, 2009 and 2008, were as follows:

End-User Market (dollars in millions)	2009	2008
Automotive	$191.0	$266.6
Industrial & Instrumentation, Medical, Consumer, and Other	129.6	189.7
Telecommunications	128.8	184.2
Computer and Datacommunications	47.0	72.3
Total net sales	$496.4	$712.8

Our net sales of products for end use in the automotive market decreased by approximately 28.3% during the year ended December 31, 2009, compared to the year ended December 31, 2008, due to reduced global demand from our automotive customers.  Extended factory closures and the financial instability of the largest U.S. automotive manufacturers slowed demand throughout the automotive products supply chain.  Net sales of products ultimately used in the industrial & instrumentation, medical, consumer and other markets decreased by approximately 31.7% during the year ended December 31, 2009 as compared to 2008 due to i) generally weaker demand from customers, ii) the loss of revenue from a fabricated metal products program that our customer began to source internally and iii) the closure of our Milwaukee Facility.  Net sales of products ultimately used in the telecommunications market declined by approximately 30.2% from the year ended December 31, 2008, to the year ended December 31, 2009.

Spending stimulus projects sponsored by the Chinese government drove increased demand for telecommunications products during 2009, but this increase was not sufficient to offset declining demand from our other telecommunications customers.  An approximate 34.9% decrease in net sales for the year ended December 31, 2009, compared to the year ended December 31, 2008, of our products for use in the computer and datacommunications markets is primarily the result of reduced global demand from our computer and data communication customers.

Net sales by business segment for the years ended December 31, 2009 and 2008, were as follows:

Segment (dollars in millions)	2009	2008
Printed Circuit Boards	$350.3	$489.8
Assembly (a)	141.7	196.6
Other (a)	14.1	46.0
Eliminations	(9.7)	(19.6)
Total net sales	$496.4	$712.8

(a) With the closure of the Milwaukee Facility in 2009, we reclassified the operating results of the  Milwaukee Facility to “Other.” Segment results for all periods presented have been reclassified  for comparison purposes.

Printed Circuit Boards segment net sales, including intersegment sales, decreased by $139.5 million, or 28.5%, to $350.3 million for the year ended December 31, 2009.  Four principal factors, including volume, selling price, product mix and currency changes, can affect PCB sales growth or decline from one period to the next.  In 2009 compared to 2008, there was a decrease in sales volume that was driven by reduced demand across all end-users markets.

Finished PCB volume, measured as total square feet of PCB surface area, decreased by approximately 27.5% in 2009 compared to 2008, and is the primary reason for the decline in segment net sales.

Like most electronic components, our Printed Circuit Boards segment product prices have historically declined in sequential periods as a result of competitive pressures and manufacturing cost efficiencies.  However, in September and October of 2008 we implemented limited PCB product price increases to compensate for unusually high increases in the costs of our commodity materials, including petroleum, copper and other precious metals that occurred during the first nine months of 2008.  As a result of the global economic recession, which resulted in declining commodity costs and pressure from our customers to reduce prices, we reversed the price increases implemented in the fourth quarter of 2008.  As a result, changes in selling price did not significantly impact 2009 sales as compared with 2008.

Printed Circuit Boards segment sales mix is affected by several factors, including layer count, hole density, line and space density, materials content, order size and other factors.  For example, incremental layer content generally results in a higher selling price for an equivalent finished product outer surface square footage.  In 2009, the volume mixture of different layer count PCB products was consistent with 2008. As a result, changes in product mix did not significantly impact 2009 revenue as compared with 2008.

The effects of changing currency rates added less than a half-percent to sales in 2009 compared to 2008, as approximately 13.7% of our Printed Circuit Boards segment sales are denominated in currencies other than the U.S. dollar.

Assembly segment net sales decreased by $54.9 million, or 27.9%, to $141.7 million for the year ended December 31, 2009.  The decrease is the result of reduced demand across all end-user markets.

Other sales relate to the Milwaukee Facility, which for segment reporting purposes, are included in “Other” as a result of its closure in May 2009.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the consolidated statement of operations for the year ended December 31, 2009, was $398.1 million, or 80.2% of consolidated net sales.  This represents a 0.5 percentage point increase from the 79.7% of consolidated net sales achieved during 2008.  The increase is a result of higher labor and overhead costs relative to sales volume.

In response to global economic conditions, in November 2008, we announced a plan to close our Milwaukee Facility and to reduce our direct and indirect labor costs globally.  These activities were designed to better align our labor and overhead costs with current market demands and were substantially completed during the last quarter of 2008 and first half of 2009.  As a result of planned reductions and attrition, our direct labor headcount, including temporary workers, declined to an average of approximately 8,500 during the year ended December 31, 2009, compared to an average of approximately 11,400 during the prior year.  Our average indirect labor headcount declined approximately 28.0% during the year ended December 31, 2009, compared with 2008.  Various factors, including our willingness to work with the local labor bureau in China, led to our decision to stagger the execution of headcount reductions, which negatively impacted direct and indirect labor costs during the year.

The quantities of materials and supplies used for production are responsible for the most significant costs in our Printed Circuit Boards segment, and represent approximately 60.0% of that segment’s cost of sales.  The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends that can impact minimum wage rates, and electricity and diesel fuel costs in China.  Economies of scale can help to offset any adverse trends in these costs.  Cost of goods sold for the year ended December 31, 2009, as compared to the prior year, was negatively impacted by higher labor and overhead costs relative to sales volume.  Partially offsetting the effect of labor and overhead costs, our cost of materials was favorably impacted by positive trends in the global commodities markets as well as favorable pricing from our materials suppliers.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in net sales for the segment drive similar trends in cost of goods sold.  Cost of goods sold relative to net sales was consistent in 2009 as compared with 2008.

Selling, General and Administrative Costs.  Selling, general and administrative costs were $45.1 million, or 9.1% of net sales for the year ended December 31, 2009, and decreased by $7.4 million compared with the year ended December 31, 2008.  This decline was the result of global headcount reductions in our sales and administrative organization during the fourth quarter of 2008, the closure of our Milwaukee Facility, lower compensation expense and the successful implementation of other cost savings initiatives including temporary wage freezes and travel restrictions.  Professional fees and other costs of $4.0 million were incurred during the year related to effecting the Merix Acquisition.  Approximately one-half of our total selling, general and administrative costs are incurred to support our global operations and are not specific to any segment.  These common costs are allocated to our Printed Circuit Boards segment and Assembly segment, however; costs associated with effecting the Merix Acquisition are reported as “Other” for segment reporting.

Depreciation.  Depreciation expense for the year ended December 31, 2009, was approximately $50.2 million, including approximately $45.6 million related to our Printed Circuit Boards segment, and approximately $4.6 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment and Assembly segment decreased by approximately $0.7 million and $0.4 million, respectively, compared to the year ended December 31, 2008, as a result of reduced capital spending in 2009.  Depreciation expense related to our Milwaukee Facility, which closed during 2009 was approximately $2.0 million for the year ended December 31, 2008, and is included in “Other” for segment reporting.

Restructuring and Impairment.   In light of the global economic downturn which began towards the end of 2008, and as part of our ongoing efforts to align capacity, overhead costs and operating expenses with market demand, we initiated restructuring activities (the “2008 Restructuring”) during the fourth quarter of 2008 which were completed during 2009.  These activities included the shutdown of our metal fabrication facility in Milwaukee, Wisconsin, and its satellite final-assembly and distribution facility in Newberry, South Carolina (together, the “Milwaukee Facility”); as well as workforce reductions across our global operations.

Previously, we initiated restructuring activities during 2001 (the “2001 Restructuring”) to adjust our cost position relative to anticipated levels of business.  These restructuring activities were a result of the economic downturn that began in 2000 and continued into early 2003 related to many of our key telecommunication and networking customers, and the shift of production demand from high cost countries to low cost countries.  These actions resulted in plant shutdowns and downsizings as well as asset impairments, which continued through 2005.

For the year ended December 31, 2009, we recorded gross restructuring and impairment charges of approximately $9.7 million, of which $7.5 million and $0.6 million were related to the 2008 Restructuring and the 2001 Restructuring, respectively, and $1.6 million was related to the write-off of obsolete equipment in our Printed Circuit Boards segment.  In addition, we reversed restructuring accruals of $3.1 million, of which $2.5 million and $0.6 million were related to the 2008 Restructuring and the 2001 Restructuring, respectively.

The gross charges related to the 2008 Restructuring were substantially related to the closure of the Milwaukee Facility.  Restructuring accrual reversals related to the 2008 Restructuring included i) $1.7 million in the Printed Circuit Boards segment as a result of higher than anticipated employee attrition, which reduced the amount of severance costs related to involuntary headcount reductions anticipated in our 2008 Restructuring plan, ii) $0.7 million of gains realized from the disposal of assets in connection with the shut down of the Milwaukee Facility, and iii) $0.1 million related to the early termination of a long-term lease obligation related to the Milwaukee Facility.  With respect to the 2001 Restructuring, during the year ended December 31, 2009, we recorded $0.6 million of non-cash restructuring charges which was offset by a $0.6 million gain recorded upon the early termination of a long-term lease obligation.

For the year ended December 31, 2009, we recorded restructuring charges of $0.1 million and $6.6 million in the Assembly and “Other” segments, respectively; and recorded a net reversal of restructuring expense of $0.1 million in the Printed Circuit Boards segment.  Of these charges, $1.6 million were non-cash asset impairment charges in the Printed Circuit Boards segment.

The primary components of restructuring and impairment expense for the years ended December 31, 2009 and 2008, are as follows:

Restructuring Activity (dollars in millions)	2009	2008
Personnel and severance	$0.6	$9.5
Lease and other contractual commitment expenses	5.1	-
Asset impairments	0.9	5.6
Total expense, net	$6.6	$15.1

In connection with the integration of Merix into our existing operations, we expect we will incur additional restructuring charges beginning in the first quarter of 2010.

Operating Income.  The operating loss of $4.7 million for the year ended December 31, 2009, represents a decrease of $27.1 million compared with operating income of $22.4 million during the year ended December 31, 2008.  The primary sources of operating (loss) income for the years ended December 31, 2009 and 2008, are as follows:

Source (dollars in millions)	2009	2008
Printed Circuit Boards segment	$3.3	$23.8
Assembly segment (a)	4.1	8.8
Other (a)	(12.1)	(10.2)
Operating (loss) income	$(4.7)	$22.4

(a)With the closure of the Milwaukee Facility in 2009, we reclassified the operating results of the Milwaukee Facility to “Other.” Segment results for all periods presented have been reclassified for comparison purposes.

Operating income of our Printed Circuit Boards segment decreased by $20.5 million to $3.3 million for the year ended December 31, 2009, compared to $23.8 million for the year ended December 31, 2008.  The decrease is primarily the result of a 28.5% decline in revenues, partially offset by reduced restructuring costs and selling, general and administrative expense.

Operating income of our Assembly segment decreased by $4.7 million to $4.1 million for the year ended December 31, 2009, compared with operating income of $8.8 million in 2008.  The decrease is primarily the result of declining sales volumes, partially offset by reduced selling, general and administrative expense.

The operating loss of $12.1 million in “Other” for the year ended December 31, 2009, relates to our closed Printed Circuit Board and Assembly operations; and also includes approximately $4.0 million of professional fees and other costs associated with effecting the Merix Acquisition.

Adjusted EBITDA.  We measure our performance primarily through our operating income.  In addition to our consolidated financial statements presented in accordance with U.S. GAAP, management uses certain non-U.S. GAAP financial measures, including “Adjusted EBITDA.”  Adjusted EBITDA is not a recognized financial measure under U.S. GAAP and does not purport to be an alternative to operating income or an indicator of operating performance.  Adjusted EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flows or results of operations.  Our board of directors and management use Adjusted EBITDA primarily as an additional measure of operating performance for matters including executive compensation and competitor comparisons.  In addition, the use of this non-U.S. GAAP measure provides an indication of our ability to service debt, and we consider it an appropriate measure to use because of our highly leveraged position.

Adjusted EBITDA has certain material limitations, primarily due to the exclusion of certain amounts that are material to our consolidated results of operations, such as interest expense, income tax expense and depreciation and amortization.  In addition, Adjusted EBITDA may differ from the Adjusted EBITDA calculations of other companies in our industry, limiting its usefulness as a comparative measure.

We use Adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact future operating cash flows as follows:

•           Restructuring and Impairment Charges - which consist primarily of facility closures and other headcount reductions.  Historically, a significant amount of these restructuring and impairment charges have been non-cash charges related to the write-down of property, plant and equipment to estimated net realizable value.  We exclude these restructuring and impairment charges to more clearly reflect our ongoing operating performance.

•           Stock Compensation - non-cash charges associated with recognizing the fair value of stock options granted to employees.  We exclude these charges to more clearly reflect comparable year-over-year cash operating performance.

•           Costs Relating to the Merger - professional fees and expenses incurred in connection with effecting the Merix Acquisition.  We exclude these fees and expenses because they are not representative of our customary operating expenses.

Reconciliations of operating (loss) income to Adjusted EBITDA for the years ended December 31, 2009 and 2008, were as follows:

	December 31,
Source (dollars in millions)	2009	2008
Operating (loss) income	$(4.7)	$22.4
Add-back:
Depreciation and amortization	51.4	54.5
Restructuring and impairment	6.6	15.1
Non-cash stock compensation expense	0.9	0.6
Costs related to the merger	4.0	-
Adjusted EBITDA	$58.2	$92.6

Adjusted EBITDA decreased by $34.4 million, or 37.1%, primarily as a result of an approximate 30.4% decrease in net sales and a 0.5 percentage point increase in cost of good sold relative to consolidated net sales, partially offset by reductions in selling, general and administrative expense.

Interest Expense, net.  Interest expense, net of interest income, for the year ended December 31, 2009, was $34.4 million, compared with $31.6 million for the year ended December 31, 2008.

Interest expense related to the Class A Junior preferred stock was approximately $10.7 million and $9.8 million for the twelve months ended December 31, 2009 and 2008, respectively.  On February 11, 2010, in connection with the Recapitalization Agreement, we exchanged the outstanding shares of Class A Junior preferred stock for approximately 7,658,226 shares of our common stock.  In connection with this exchange, we expect to record a gain or loss on the extinguishment of debt based on the difference between the carrying balance of the Class A Junior preferred stock and the fair value of the common shares issued.  As of February 11, 2010, our common stock was not traded on any exchange.  As a result, as of the date of this Report, we have not completed an estimate of the fair value of our common stock nor the calculation of the gain or loss on the exchange of the Class A Junior preferred stock.

Interest expense related to the $200.0 million 10.5% 2011 Senior Subordinated Notes (the “2011 Notes”) declined by $1.0 million to approximately $20.0 million for the year ended December 31, 2009, as compared to $21.0 million in 2008 as a result of the redemption of $94.1 million par value of the 2011 Notes in November 2009.  Interest expense related to the $220 million 12.0% 2015 Notes which we issued in November 2009 was approximately $2.9 million.  For the year ended December 31, 2009, interest expense under our 2006 Credit Agreement, which we extinguished in September 2009, declined by $0.7 million to $0.6 million as compared to 2008 due to lower average borrowings.  Interest expense on capital leases declined by approximately $0.2 million to approximately $0.4 million during the year ended December 31, 2009, as compared with the prior year.

Interest income decreased $0.9 million to $0.5 million for the year ended December 31, 2009, as compared with the year ended December 31, 2008, as interest rates earned on cash deposits declined year over year.

Income Taxes.  Income tax expense of $7.8 million for the year ended December 31, 2009, compares to an income tax expense of $4.9 million for the year ended December 31, 2008.

Our income tax provision in both 2009 and 2008 relates primarily to expense from our profitable operations in Asia.  Because of the substantial net operating loss carry forwards existing in our U.S. and other tax jurisdictions, we have not fully recognized income tax benefits related to our substantial interest expense, among other expenses.

Year Ended December 31, 2008, Compared with Year Ended December 31, 2007

Net Sales.  Net sales for the year ended December 31, 2008, were $712.8 million, representing a $1.5 million, or 0.2%, decrease from net sales for the year ended December 31, 2007.

Net sales by end-user market for the years ended December 31, 2008 and 2007, were as follows:

End-User Market (dollars in millions)	2008	2007
Automotive	$266.6	$258.8
Industrial & Instrumentation, Medical, Consumer, and Other	189.7	159.3
Telecommunications	184.2	221.2
Computer and Datacommunications	72.3	75.0
Total net sales	$712.8	$714.3

Our net sales of products for end use in the automotive market grew by approximately 3.0% during the year ended December 31, 2008, based on strong demand early in the year and new program wins with European and Asian automotive producers, partially offset by weak demand in North America throughout the year, and in all regions towards the end of the year.  The increase in the automotive market was negatively impacted by an approximately 17.0% year-over-year decline in fourth quarter 2008 net sales as a result of reduced global demand from our automotive customers.  In the industrial and instrumentation, medical, consumer and other market, new wind power related programs with an existing customer were the primary driver of our 19.1% increase in net sales to this end user market, in which a broad base of other customers remained stable.  Net sales of products ultimately used in the telecommunications market declined by approximately 16.7% from the year ended December 31, 2007, to the year ended December 31, 2008, primarily as a result of weak demand from our customers on select product offerings.  An approximate 3.6% decrease in net sales for the year ended December 31, 2008, of our products for use in the computer and datacommunications markets is largely the result of an approximately 49.6% year-over-year decline in fourth quarter 2008 net sales as a result of reduced global demand from our computer and datacommunication customers, which was partially offset by sales to a new customer and increased demand from existing customers through the first nine months of the year.

Net sales by business segment for the years ended December 31, 2008 and 2007, were as follows:

Segment (dollars in millions)	2008	2007
Printed Circuit Boards	$489.8	$489.8
Assembly (a)	196.6	187.3
Other (a)	46.0	58.5
Eliminations	(19.6)	(21.3)
Total net sales	$712.8	$714.3

(a)  With the closure of the Milwaukee Facility in 2009, we reclassified the operating results of the Milwaukee Facility to “Other.” Segment results for all periods presented have been reclassified for comparison purposes.

Printed Circuit Boards segment net sales, including intersegment sales, were flat for the year ended December 31, 2008, as compared with 2007, as an approximately 9.2% year-over-year growth in sales through the third quarter of 2008 was offset by falling demand during the fourth quarter of 2008. Four principal factors, including volume, selling price, product mix and currency changes, can affect PCB sales growth or decline from one period to the next.  In 2008 compared with 2007, there was a decrease in sales volume that was offset by selling price increases introduced towards the end of the third quarter 2008.

Finished PCB volume, measured as total square feet of PCB surface area, decreased by approximately 3.6% in 2008 compared with 2007, while our capacity remained unchanged.

Like most electronic components, Printed Circuit Boards segment product prices historically have declined in sequential periods as a result of competitive pressures and manufacturing cost efficiencies.  However, in September and October of 2008, we implemented limited PCB product price increases to compensate for unusually high increases in the cost of commodity materials, including petroleum, copper and other precious metals that occurred during the first nine months of 2008.

Printed Circuit Boards segment sales mix is affected by several factors, including layer count, hole density, line and space density, materials content, order size and other factors.  For example, incremental layer content generally results in a higher selling price for an equivalent finished product outer surface square footage.  In 2008, the volume mixture of different layer count PCB products was consistent with 2007.  As a result, we estimate that product mix changes did not significantly impact 2008 sales as compared with 2007.

Approximately 10% of our Printed Circuit Boards segment sales are denominated in currencies other than the U.S. dollar.  The effects of changing currency rates added less than 1.0% to sales in 2008 compared with 2007.

Assembly segment net sales increased by $9.3 million, or 5.0%, to $196.6 million for the year ended December 31, 2008.  The increase was the result of new wind power related programs with an existing customer in our industrial and instrumentation end market, partially offset by reduced demand from select customers in our telecommunications end market.

Other sales relate to the Milwaukee Facility, which for segment reporting purposes, are included in “Other” as a result of its closure in May 2009.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the consolidated statement of operations for the year ended December 31, 2008, was $568.4 million, or 79.7% of consolidated net sales.  This represents a 0.1 percentage point improvement from the 79.8% of consolidated net sales achieved during 2007.  The improvement was a result of successful implementation of cost improvement initiatives, partially offset by adverse trends in global commodities and currency exchange rates and cost trends in China.

In our Printed Circuit Boards segment, the cost of direct materials represents approximately 60% of its cost of sales.  As a result, the quantities of materials and supplies used for production are responsible for the most significant costs in this segment.  Materials, labor and overhead costs in the segment have been impacted by adverse trends in global commodities and currency exchange rates and minimum wage increases.  Copper is used in our circuit plating processes and by our suppliers in the form of high-quality foil to make laminate materials that are the basic building blocks in our products.  Despite steep global copper price declines during the fourth quarter of 2008, the average cost of copper was higher during most of 2008, when compared to 2007.

Other cost trends in China also adversely impacted our costs, including increases in electricity and diesel fuel prices, which began in July 2008.  In addition, the RMB strengthened versus the U.S. dollar by more than 5.0% during 2008.  Despite these cost increases, wages and local operating costs in China remain among the most competitive in the world.  Finally, cost of goods sold was favorably impacted by the elimination of professional fees associated with initiatives to reduce production costs.  In addition to the $7.6 million improvement related to professional fees, 2008 reflects cost improvements associated with these initiatives.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in net sales for the segment drive similar trends in cost of goods sold.  However, in 2008 our costs were negatively impacted by startup costs for production of new products related to new customers and new programs with existing customers.  In addition, costs of materials, labor and overhead incurred in RMB were negatively impacted by the appreciation of that currency.

Selling, General and Administrative Costs.  Selling, general and administrative costs were $52.5 million, or 7.4% of net sales for the year ended December 31, 2008, and decreased by $5.7 million compared to the year ended December 31, 2007.  The decrease was primarily due to reduced professional fees and other cost savings initiatives, as well as lower bonus and stock-based compensation.  Approximately one-half of our costs are incurred to support our global operations and are not specific to any segment.  These common costs were allocated to our Printed Circuit Boards segment and Assembly segment.

Depreciation.  Depreciation expense for the year ended December 31, 2008, was $53.3 million, including $46.3 million related to our Printed Circuit Boards segment, $5.0 million related to our Assembly segment and $2.0 million related to “Other.”  Depreciation expense in our Printed Circuit Boards segment and Assembly segment increased by approximately $2.6 million and $0.2 million, respectively, compared with the year ended December 31, 2007, as a result of investment in new equipment.  Depreciation expense in “Other,” which relates to the Milwaukee Facility, declined by approximately $0.8 million.

Restructuring and Impairment.  In light of the global economic downturn which began towards the end of 2008, and as part of our ongoing efforts to align capacity, overhead costs and operating expenses with market demand, we initiated restructuring activities during the fourth quarter of 2008.  These activities were completed during the first half of 2009, and included the shutdown of our Milwaukee Facility and workforce reductions across our global operations.

For the year ended December 31, 2008, we recorded restructuring charges of approximately $15.1 million, which included approximately $9.5 million related to headcount reductions and approximately $5.6 million of non-cash asset impairment charges.  The total $15.1 million charge is attributable to our Printed Circuit Boards, Assembly and “Other” segments in amounts totaling approximately $10.0 million, $4.4 million and $0.7 million, respectively.

Previously, dating back to 2000, we have incurred substantial costs to downsize and/or close facilities in Europe and North America in response to market pressures for low cost products.  We reported net restructuring and impairment losses of $0.3 million for the year ended December 31, 2007, related to closed facilities sold late in 2006.

The primary components of restructuring and impairment expense for the years ended December 31, 2008 and 2007, are as follows:

Restructuring Activity (dollars in millions)	2008	2007
Personnel and severance	$9.5	$-
Lease and other contractual commitment expenses	-	0.3
Asset impairments	5.6	-
Total expense, net	$15.1	$0.3

Operating Income.  Operating income of $22.4 million for the year ended December 31, 2008, represents a decrease of $12.1 million compared with operating income of $34.5 million during the year ended December 31, 2007.  The primary sources of operating income for the years ended December 31, 2008 and 2007, are as follows:

	December 31,
Source (dollars in millions)	2008	2007
Printed Circuit Boards segment (a)	$23.8	$26.1
Assembly segment (a)(b)	8.8	8.4
Other (b)	(10.2)	-
Operating income	$22.4	$34.5
(a) During 2008, we refined our methodology for allocating common selling, general and administrative expenses to our segments to better reflect the efforts       undertaken to support each segment. Previously, these costs were allocated based solely on each segment’s percentage of total net sales. For the year       ended December 31, 2007, operating income has been restated to conform to the presentation in the current period.

(b) With the closure of the Milwaukee Facility in 2009, we reclassified the operating results of the Milwaukee Facility to “Other.” Segment results for all periods presented have been reclassified for comparison purposes.

Operating income of our Printed Circuit Boards segment decreased by $2.3 million to $23.8 million for the year ended December 31, 2008, compared to $26.1 million for the year ended December 31, 2007.  The decrease is primarily the result of $7.8 million of severance costs related to restructuring activities, non-cash fixed asset impairment charges of $1.7 million, sales declines during the fourth quarter, currency exchange rates and increased depreciation expense, partially offset by net cost improvements and a reduction in professional fees associated with our continuing initiatives to reduce production costs.

Operating income of our Assembly segment increased by $0.4 million to $8.8 million for the year ended December 31, 2008, compared to operating income of $8.4 million in 2007.  The increase is primarily the result of increased sales, partially offset by restructuring costs, currency exchange rates and increased depreciation expense.

The operating loss of $10.2 million in “Other” for the year ended December 31, 2008, relates to the Milwaukee Facility, and is primarily the result of a $12.5 million decline in net sales, and non-cash fixed asset impairment charges of $3.9 million.

Adjusted EBITDA.  Reconciliations of operating income to Adjusted EBITDA for the years ended December 31, 2008 and 2007, were as follows:

	December 31,
Source (dollars in millions)	2008	2007
Operating Income	$22.4	$34.5
Add-back:
Depreciation and amortization	54.5	51.0
Restructuring and impairment	15.1	0.3
Non-cash stock compensation expense	0.6	2.1
Adjusted EBITDA	$92.6	$87.9

Adjusted EBITDA increased by $4.7 million, or 5.3%, primarily as a result of an approximate 9.9% decrease in selling, general and administrative expense and reduced cost of goods sold relative to our sales.

Interest Expense, net.  Interest expense, net of interest income, for the year ended December 31, 2008, was $31.6 million, compared with $30.6 million for the year ended December 31, 2007.  Interest expense related to the Class A Junior preferred stock was approximately $9.8 million and $8.9 million for the twelve months ended December 31, 2008 and 2007, respectively.  Interest expense related to the 2011 Notes was $21.0 million in each year, as the $200.0 million principal and the 10.5% interest rate remained unchanged since the 2011 Notes were issued in 2003.

For the year ended December 31, 2008, interest expense was $1.3 million under our 2006 Credit Agreement.  Interest expense on capital leases declined by approximately $0.1 million to approximately $0.6 million during the year ended December 31, 2008, as compared to the prior year.

Interest income increased $0.3 million to $1.4 million for the year ended December 31, 2008, as compared to the year ended December 31, 2007, on higher cash deposits in interest bearing accounts.

Income Taxes.  Income tax expense of $4.9 million for the year ended December 31, 2008, compares to an income tax benefit of $6.9 million for the year ended December 31, 2007.  For the year ended December 31, 2007, we recorded a $10.4 million benefit related to the settlement of prior uncertain tax positions and a $3.2 million benefit related to certain tax benefits received in China related to additional investments made.  In addition, we revalued certain foreign deferred tax assets and liabilities as a result of a March 2007 tax law change in China.  The income tax provision for the year ended December 31, 2007, includes approximately $1.7 million of deferred tax expense related to this revaluation.

Excluding these items, our income tax provision in both 2008 and 2007 relates primarily to expense from our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not fully recognized income tax benefits related to our substantial interest expense, among other expenses.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities for the year ended December 31, 2009, was $47.6 million, compared with $53.7 million for the year ended December 31, 2008, and $63.8 million for the year ended December 31, 2007.  The decrease in net cash from operating activities is primarily due to reduced income from operations and cash payments of approximately $14.1 million for severance and other restructuring costs, partially offset by positive changes in working capital.  The decrease in net cash provided by operating activities from 2007 to 2008 was primarily due to lower net income, partially offset by positive changes in working capital.

Net cash used in investing activities for the year ended December 31, 2009, was $17.6 million, compared with $48.3 million for the year ended December 31, 2008, and $37.0 million for the year ended December 31, 2007.  The decrease from 2008 to 2009 was due to significantly lower capital expenditures and the sale of equipment related to the closure of our Milwaukee Facility.  The increase from 2007 to 2008 was due primarily to higher capital expenditures.

Given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions.  Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions and product quality standards.  The spending required to meet our customers’ requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities.  Investing cash flows include capital expenditures by our Printed Circuit Boards segment of $17.5 million, $42.9 million and $29.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Recovering sales growth in our Printed Circuit Boards segment and advances in technological requirements to meet customer needs were the primary drivers of our investments in property and equipment in that segment.  Capital expenditures related to our Assembly segment for the years ended December 31, 2009, 2008 and 2007 were $2.2 million, $2.8 million and $4.0 million, respectively.

Net cash used in financing activities was $4.1 million for the year ended December 31, 2009, which related to the issuance of $220.0 million par value 12% Senior Secured Notes due 2015 (the “2015 Notes”), including an original issue discount of approximately $8.2 million, the redemption of $94.1 million of par value of our 2011 Notes, including a tender premium and other related costs of $0.9 million, the repayment of $15.5 million term loan balance under our 2006 Credit Agreement, $10.0 million of borrowings on our $29.3 million Guangzhou 2009 Credit Facility, and a $2.1 million payment related to a capital lease obligation.  During the period we also incurred financing costs of approximately $7.4 million, which primarily related to the issuance of the 2015 Notes and the Guangzhou 2009 Credit Facility.  Net cash provided by financing activities of $13.6 million for the year ended December 31, 2008, related to net borrowings under the term loan facility of the 2006 Credit Agreement of $15.5 million, offset by the payment of capital lease obligations of $1.9 million.  Net cash used in financing activities of $0.8 million for the year ended December 31, 2007, related entirely to the payment of capital lease obligations.

Financing Arrangements

During 2009 and the first quarter of 2010, and in anticipation of the Merix Acquisition, we undertook several financing transactions in order to better align our capital structure with our long-term financial outlook.  These transactions included, as further described below, the retirement of our $200 million 2011 Notes, the issuance of our $220 million 2015 Notes, the extinguishment of our 2006 Credit Facility and the establishment of our 2009 Guangzhou Credit Facility and 2010 Credit Facility.

On October 27, 2009, our subsidiary, Viasystems, Inc., commenced a tender offer to purchase up to $200 million aggregate principal amount of its outstanding 2011 Notes.  On November 24, 2009, Viasystems, Inc. completed a private placement offering of $220 million in aggregate principal amount of the 2015 Notes.  The net proceeds of the 2015 Notes offering were used to fund the tender of approximately $94.1 million of the 2011 Notes and were used to redeem, in January 2010, the 2011 Notes that remained outstanding after the expiration of the tender offer and to pay related transaction fees and expenses.  In connection with the issuance of the 2015 Notes, we incurred financing fees of approximately $7.3 million.  In connection with the tender offer in 2009 and subsequent redemption in 2010, we incurred a loss on the early extinguishment of debt of $1,628 and $681, respectively.

In September 2009, our Guangzhou Termbray Electronics Technology Company Limited subsidiary consummated a 200 million RMB (approximately $29.3 million U.S. Dollars based on the exchange rate at December 31, 2009) revolving credit facility (the “Guangzhou 2009 Credit Facility”) with China Construction Bank, Guangzhou Economic and Technological Development District Branch.  The Guangzhou 2009 Credit Facility provides for borrowings denominated in RMB and foreign currencies, including the U.S. dollar; and borrowings are secured by a mortgage lien on the buildings and land lease at our manufacturing facility in Guangzhou, China.  The revolving credit facility is renewable annually beginning June 30, 2010.  Loans under the credit facility bear interest at the rate of (i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or (ii) the interest rate quoted by the People’s Bank of China multiplied by 0.9 for RMB denominated loans.  The Guangzhou 2009 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  As of December 31, 2009, $10.0 million in U.S. dollar loans were outstanding under the Guangzhou 2009 Credit Facility, and approximately $19.3 million of the revolving credit facility was unused and available.

In September 2009, in connection with the consummation of the Guangzhou 2009 Credit Facility, we provided notice to voluntarily prepay and cancel the 2006 Credit Agreement and repaid all outstanding amounts under the 2006 Credit Agreement.  The 2006 Credit Agreement was for a term of four years and provided a $60.0 million revolving credit facility and a $20.0 million term loan facility.  As a result of the prepayment and cancellation of the 2006 Credit Agreement, we recorded a loss on early extinguishment of debt of $0.7 million in conjunction with the write-off of related unamortized deferred financing costs.

Subsequent to December 31, 2009, on February 16, 2010, we entered into a senior secured revolving credit agreement (the “2010 Credit Agreement”), with Wachovia Bank, National Association, which provides a secured revolving credit facility in an aggregate principal amount of up to $75 million with an initial maturity of four years. The annual interest rates applicable to loans under the 2010 Credit Agreement are, at our option, either the Base Rate or Eurodollar Rate (each as defined in the 2010 Credit Agreement) plus, in each case, an applicable margin. The applicable margin is tied to our Quarterly Average Excess Availability (as defined in the 2010 Credit Agreement) and ranges from 2.00% to 2.50% for Base Rate loans and 3.50% to 4.00% for Eurodollar Rate loans. In addition, we are required to pay an Unused Line Fee and other fees as defined in the 2010 Credit Agreement.

The 2010 Credit Agreement is guaranteed by and secured by substantially all of the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the 2010 Credit Agreement. The 2010 Credit Agreement contains certain negative covenants restricting and limiting our ability to, among other things:

• incur debt, incur contingent obligations and issue certain types of preferred stock;
• create liens;
• pay dividends, distributions or make other specified restricted payments;
• make certain investments and acquisitions;
• enter into certain transactions with affiliates; and
• merge or consolidate with any other entity or sell, assign, transfer, lease, convey or otherwise dispose of assets.

The 2010 Credit Agreement includes a financial covenant requirement that, if the Excess Availability (as defined in the 2010 Credit Agreement) is less than $15 million then we must maintain, on a monthly basis, a minimum fixed charge coverage ratio of 1.1.

Liquidity

We had cash and cash equivalents at December 31, 2009 and 2008, of $109.0 million and $83.1 million, respectively.  At December 31, 2009, we had outstanding borrowings of $10.0 million under the Guangzhou 2009 Credit Facility.

Given the uncertainty about global economic conditions, management has and will continue to focus on managing capital expenditures to respond to changing economic conditions.  We believe that cash flow from operations, available cash on hand and the cash available from the Guangzhou 2009 Credit Facility and the 2010 Credit Agreement will be sufficient to fund our capital expenditures and other currently anticipated cash needs, including, i) our semi-annual $13.2 million interest payments on our senior secured notes, payable in January and July each year (beginning July 2010), ii) working capital needs, iii) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment, iv) integration and restructuring costs related to the Merix Acquisition, and v) debt service requirements in connection with the Guangzhou 2009 Credit Facility.

Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our credit facility and our ability to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness.

Recent instability in the financial markets has led to the consolidation, restructuring and closure of certain financial institutions.  Should any of the financial institutions who maintain our cash deposits or who are party to our credit agreements become unable to repay our deposits or honor their commitments under our credit agreements, it could have a material adverse effect on our liquidity.  As of December 31, 2009, approximately 19.8% of our cash balances were on deposit with Citibank (China), which is a subsidiary of Citigroup Inc.  During 2009, the United States government took certain actions to stabilize Citigroup Inc. in an effort to remove uncertainty and restore confidence in that company.  Management has been monitoring, and will continue to monitor, the stability of Citigroup Inc. and the appropriateness of our depository relationship with Citibank (China).

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2009, was approximately $97.8 million, which includes $74.7 million and $23.1 million from our Printed Circuit Board and Assembly segments, respectively.  This compares with our backlog of unfilled orders of $78.0 million at December 31, 2008, which included $54.1 million and $23.9 million from our Printed Circuit Board and Assembly segments, respectively.  Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

Related Party Transactions

Monitoring and Oversight Agreement

We entered into a ten-year monitoring and oversight agreement with HM Co., effective as of January 31, 2003.  Under the monitoring and oversight agreement, we are required to pay HM Co. an annual fee for oversight and monitoring services equal to the lesser of (i) 2% of our consolidated adjusted EBITDA for such year or (ii) $1.5 million.  The fee is payable for the preceding year following the completion of the audited financial statements for the preceding year, provided that HM Co. may elect to defer the payment of its fees, in which case these amounts will become due and payable at such time as HM Co. elects to require the payment of these obligations.  The monitoring and oversight agreement makes available the resources of HM Co. concerning a variety of financial and operational matters.  These services have been provided not only by Mr. Furst and Mr. Herring, outside the scope of their duties as our directors, but also from numerous other principals and employees of HM Co.  Mr. Furst and Mr. Herring are each principals of HM Co.  HM Co. has performed various monitoring and oversight services, including providing input in management’s establishment of our financial and strategic acquisition plans.  HM Co. monitors the viability and implementation of our strategic plan through actions such as review of monthly financial data, management briefings and facility visits.  HM Co. is also entitled to reimbursement for any expenses incurred by it in connection with rendering services under the monitoring and oversight agreement.  In addition, we have agreed to indemnify HM Co., our affiliates, and their respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered by HM Co. under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence, or willful misconduct of HM Co.  The consolidated statements of operations include expenses of $1.2 million, $1.5 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to the monitoring and oversight agreement.  On February 11, 2010, under the terms and conditions of the Recapitalization Agreement, the monitoring and oversight agreement was terminated in consideration for the payment by us of a cash termination fee of approximately $4.4 million to HM Co.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires that management make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results may differ from those estimates and assumptions and the differences may be material.  Significant accounting policies, estimates and judgments that management believes are the most critical to aid in fully understanding and evaluating the reported financial results are discussed below.

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured. Sales and related costs of goods sold are included in income when goods are shipped to the customer in accordance with the delivery terms and the above criteria are satisfied.  All services are performed prior to invoicing customers for any products manufactured by us.  We monitor and track product returns, which have historically been within our expectations and the provisions established. Reserves for product returns are recorded based on historical trend rates at the time of sale.  Despite our efforts to improve our quality and service to customers, we cannot guarantee that we will continue to experience the same or better return rates than we have in the past.  Any significant increase in returns could have a material negative impact on our operating results.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable balances represent customer trade receivables generated from our operations.  We evaluate collectibility of accounts receivable based on a specific case-by-case analysis of larger accounts; and based on an overall analysis of historical experience, past due status of the entire accounts receivable balance and the current economic environment.  Based on this evaluation, we make adjustments to the allowance for doubtful accounts for expected losses.  We also perform credit evaluations and adjust credit limits based upon each customer’s payment history and creditworthiness.  While credit losses have historically been within our expectations and the provisions established, actual bad debt write-offs may differ from our estimates, resulting in higher or lower charges in the future for our allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost (valued using the first-in, first-out (FIFO) method) or market value.  Cost includes raw materials, labor and manufacturing overhead.

We apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current expected selling prices, as well as factors such as obsolescence and excess stock.  We provide valuation allowances as necessary.  Should we not achieve our expectations of the net realizable value of our inventory, future losses may occur.

Long-Lived Assets, excluding goodwill

We review the carrying amounts of property, plant and equipment, definite-lived intangible assets and other long-lived assets for potential impairment if an event occurs or circumstances change that indicates the carrying amount may not be recoverable. In evaluating the recoverability of a long-lived asset, we compare the carrying value of the assets with corresponding estimated undiscounted future operating cash flows. In the event the carrying value of long-lived assets are not recoverable by future undiscounted operating cash flows, impairment may exist. In the event of impairment, an impairment charge would be measured as the amount by which the carrying value of the relevant long-lived assets exceeds their fair value. Notes 4 and 6 to the consolidated financial statements disclose the impact of charges taken to recognize the impairment of fixed assets during 2009 and 2008 and the factors which led to these impairments.

Goodwill

We conduct an assessment of the carrying value of goodwill annually, as of the first day of our fourth fiscal quarter, or more frequently if circumstance arise which would indicate the fair value of a reporting unit is below its carrying amount. This test requires us to make certain assumptions and estimates in determining fair value of our reporting units. At December 31, 2009, our goodwill balance relates entirely to our Printed Circuit Boards segment. We used multiple methods to estimate the fair value of our reporting units, including discounted cash flow analyses and an EBITDA-multiple approach, which derives an implied fair value of a business unit based on the market value of comparable companies expressed as a multiple of those companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”). Discounted cash flow analyses require us to make significant assumptions about discount rates, sales growth, profitability and other factors. The EBITDA-multiple approach requires us to judgmentally selected comparable companies based on factors such as their nature, scope and size.  While significant judgment is required, we believe that our assumptions and estimates are reasonable.  However, should our assumptions change in the future, our fair value models could result in lower fair values, which could materially affect the value of goodwill and our operating results.  In addition to performing the annual impairment tests for 2009 and 2008, we reviewed the goodwill balance for impairment upon the announcement of certain restructuring plans on November 24, 2008.  No adjustments were recorded to the balance of goodwill as a result of these reviews.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe will more likely than not be realized.  We have considered future taxable income and ongoing prudent, feasible tax planning strategies in assessing the need for the valuation allowance, but in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to income in the period such determination was made.  Similarly, should we determine that we would be able to realize our deferred tax assets in the future in excess of the deferred tax asset’s net recorded amount, an adjustment to the net deferred tax asset would increase income in the period such determination was made.

Derivative Financial Instruments and Fair Value Measurements

We conduct our business in various regions of the world, and export and import products to and from several countries.  As a result, a significant portion of our expenses and some of our sales are denominated in local currencies.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  However, there can be no assurance that these hedging activities will eliminate or reduce foreign currency risk.  We do not engage in hedging transactions for speculative investment reasons.

The foreign exchange forward contracts are designated as cash flow hedges and are accounted for at fair value.  We record deferred gains and losses related to cash flow hedges based on their fair value using a market approach and Level 2 inputs.  The effective portion of the change in each cash flow hedge’s gain or loss is reported as a component of other comprehensive income, net of taxes.  The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each measurement date.  Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income (loss) to current period earnings in the line item in which the hedged item is recorded at the time the contracts are settled.  Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results of operations.  At December 31, 2009, we have foreign exchange contracts outstanding that hedge a notional amount of 480 million RMB at an average exchange rate of 6.770 with a weighted average remaining maturity of 4.0 months.

Recently Adopted Accounting Pronouncements

As of January 1, 2009, we adopted new accounting standards related to disclosures about derivative instruments, nonderivative instruments that are designed and qualify as hedging instruments and related hedged items.  These standards do not change the way we account for derivates and hedging activities, but do enhance our disclosures concerning the effect of these instruments on our financial statements from their use.  Upon adoption, there was no effect on our financial position, results of operations or cash flows.

In May 2009, the Financial Accounting Standards Board (the “FASB”) established new general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  We adopted the new standards as of June 30, 2009, and upon adoption, there was no material effect on our financial position, results of operations or cash flows.

In June 2009, the FASB established, with effect from July 1, 2009, the FASB Accounting Standards Codificationtm (the “Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  We adopted the Codification beginning July 1, 2009, and while it will impact the way we refer to accounting pronouncements in our disclosures, it did not affect our financial position, results of operations or cash flows.

Contractual Obligations

The following table provides a summary of future payments due under contractual obligations and commitments as of December 31, 2009:

	Payments due by period
Contractual Obligations (dollars in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
2015 Notes	$-	$-	$-	$220.0	$220.0
Interest on 2015 Notes	17.0	52.8	52.8	13.2	135.8
2011 Notes	105.9	-	-	-	105.9
Interest on 2011 Notes	5.7	-	-	-	5.7
Guangzhou 2009 Credit Facility	10.0	-	-	-	10.0
Capital lease payments	2.6	0.2	0.2	0.8	3.8
Operating leases	3.7	3.0	0.8	1.3	8.8
Restructuring payments	2.6	0.2	0.1	1.2	4.1
Management fees (a)	1.5	0.6	0.7	12.3	15.1
Unrecognized tax benefits (b)	0.1	-	-	-	0.1
Deferred compensation	0.1	0.2	0.2	1.7	2.2
Purchase orders	19.4	0.3	-	-	19.7
Total (c)	$168.6	$57.3	$54.8	$250.5	$531.2

(a)    Includes a management fee of $1.2 million owed to HM Co. in 2009 in connection with the monitoring and oversight agreement, and excludes a $4.4 million termination fee that we became contractually obligated to pay HM Co. in February 2010, pursuant to the Recapitalization Agreement.

(b)   Includes the liability for unrecognized tax benefits that could be settled in the next twelve months and has been classified as current income taxes payable in the consolidated balance sheet at December 31, 2009. The liability for unrecognized tax benefits of $18.7 million included in other non-current liabilities at December 31, 2009, has been excluded from the above table as we cannot make a reasonably reliable estimate of the timing of future payments.

(c)    Excludes the redemption of Class B Senior preferred stock and Class A Junior preferred stock of $203.6 million and $159.2 million, respectively, as, in connection with the Recapitalization Agreement, these obligations were satisfied by a conversion to common stock on February 16, 2010.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2009, we had a $10.0 million outstanding short-term loan with a variable interest rate, and we may have additional variable rate long-term debt in the future.  Accordingly, our earnings and cash flows could be affected by changes in interest rates in the future.  As of December 31, 2009, our variable rate debt bears interest at the London Inter-Bank Offer Rate (“LIBOR”) plus 0.500% per annum.  Based on the December 31, 2009, LIBOR rate, we do not believe a 10% movement in LIBOR would have a material effect on our financial condition, operating results or cash flows.

Foreign Currency Risk

We conduct our business in various regions of the world and export and import products to and from several countries.  Our operations may, therefore, be subject to volatility because of currency fluctuations, principally the Chinese RMB, Hong Kong dollar, Canadian dollar, Mexican peso and the Euro.  A significant portion of our expenses and some of our sales are in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations in Chinese RMB.  We do not engage in hedging transactions for speculative investment reasons.  Our hedging transactions historically have not been material, and gains or losses from these transactions have not been material to our cash flows, financial position or results from operations.  There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.  Based on December 31, 2009, exchange rates, an increase or decrease in foreign exchange rates of 10% (ignoring the effects of hedging) would result in an increase or decrease, respectively, in our operating expenses of approximately $29.2 million per year.

Commodity Price Risk

We purchase diesel fuel to generate portions of our energy in certain of our manufacturing facilities using generators, and we will be required to bear the increased cost of generating energy if the cost of oil increases.  In addition, the materials we purchase to manufacture PCBs contain copper, gold, silver and tin.  To the extent prices for such metals increase, our cost to manufacture PCBs will increase.  Prices for copper, gold, silver, tin and oil have a history of substantial fluctuation in recent years.  Future price increases for such commodities would increase our cost and could have an adverse effect on our results of operations.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Viasystems Group, Inc.

We have audited the accompanying consolidated balance sheets of Viasystems Group, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viasystems Group, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Viasystems Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 25, 2010

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$108,993	$83,053
Restricted cash	105,734	303
Accounts receivable, net	89,512	96,564
Inventories	49,197	70,419
Deferred taxes	3,115	-
Prepaid expenses and other	8,273	11,599
Total current assets	364,824	261,938

Property, plant and equipment, net	199,044	232,741
Goodwill	79,485	79,485
Intangible assets, net	4,676	5,780
Deferred financing costs, net	7,986	3,917
Other assets	1,223	1,377
Total assets	$657,238	$585,238

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$118,207	$9,617
Accounts payable	90,661	74,668
Accrued and other liabilities	38,751	50,832
Income taxes payable	3,597	7,224
Deferred taxes	-	479
Total current liabilities	251,216	142,820
Long-term debt, less current maturities	212,673	211,046
Other non-current liabilities	34,226	32,882
Mandatory redeemable Class A Junior preferred stock	118,836	108,096
Total liabilities	616,951	494,844

Redeemable Class B Senior Convertible preferred stock	98,327	89,812

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, $0.01 par value, 110,000,000 shares authorized; 2,415,266 shares issued and outstanding in 2009 and 2008	24	24
Paid-in capital	1,944,413	1,951,980
Accumulated deficit	(2,010,069)	(1,955,352)
Accumulated other comprehensive income	7,592	3,930
Total stockholders’ (deficit) equity	(58,040)	582
Total liabilities and stockholders’ (deficit) equity	$657,238	$585,238

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Net sales	$496,447	$712,830	$714,343
Operating expenses:
Cost of goods sold, exclusive of items shown separately below	398,144	568,356	570,384
Selling, general and administrative	45,073	52,475	58,215
Depreciation	50,161	53,285	49,704
Amortization	1,191	1,243	1,269
Restructuring and impairment	6,626	15,069	278
Operating (loss) income	(4,748)	22,402	34,493
Other expense :
Interest expense, net	34,399	31,585	30,573
Loss on early extinguishment of debt	2,357	-	-
Amortization of deferred financing costs	1,954	2,063	2,065
Other, net	3,502	(711)	277
(Loss) income before income taxes	(46,960)	(10,535)	1,578
Income taxes	7,757	4,938	(6,853)
Net (loss) income	(54,717)	(15,473)	8,431
Less: Accretion of Class B Senior Convertible preferred stock	8,515	7,829	7,203
Net (loss) income attributable to common stockholders	$(63,232)	$(23,302)	$1,228

Basic and diluted (loss) income per share	$(26.18)	$(9.65)	$0.51

Shares used in basic and diluted share calculations	2,415,266	2,415,266	2,415,266

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Common Stock Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2006	2,415,266	$24	$1,964,312	$(1,938,097)	$6,605	$32,844
Cumulative effect of adoption of new accounting guidance (See Note 11)	-	-	-	(10,213)	-	(10,213)
Comprehensive income:
Net income	-	-	-	8,431	-	8,431
Change in fair value of derivatives, net of taxes of $0	-	-	-	-	241	241
Foreign currency translation, net of taxes of $0	-	-	-	-	(44)	(44)
Total comprehensive income						8,628
Accretion of Class B Senior Convertible preferred stock	-	-	(7,203)	-	-	(7,203)
Stock compensation expense	-	-	2,085	-	-	2,085
Balance at December 31, 2007	2,415,266	24	1,959,194	(1,939,879)	6,802	26,141

Comprehensive loss:
Net loss	-	-	-	(15,473)	-	(15,473)
Change in fair value of derivatives, net of taxes of $0	-	-	-	-	(2,872)	(2,872)
Total comprehensive loss						(18,345)
Accretion of Class B Senior Convertible preferred stock	-	-	(7,829)	-	-	(7,829)
Stock compensation expense	-	-	615	-	-	615
Balance at December 31, 2008	2,415,266	24	1,951,980	(1,955,352)	3,930	582

Comprehensive loss:
Net loss	-	-	-	(54,717)	-	(54,717)
Change in fair value of derivatives, net of taxes of $0	-	-	-	-	2,195	2,195
Foreign currency translation, net of taxes of $0	-	-	-	-	1,467	1,467
Total comprehensive loss						(51,055)
Accretion of Class B Senior Convertible preferred stock	-	-	(8,515)	-	-	(8,515)
Stock compensation expense	-	-	948	-	-	948
Balance at December 31, 2009	2,415,266	$24	$1,944,413	$(2,010,069)	$7,592	$(58,040)

Accumulated other comprehensive income at December 31, 2009, 2008 and 2007 includes the following:

	2009	2008	2007
Foreign currency translation	$7,919	$6,452	$6,452
Unrecognized loss on derivatives	(327)	(2,522)	350
	$7,592	$3,930	$6,802

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(54,717)	$(15,473)	$8,431
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	51,352	54,528	50,973
Accretion of Class A Junior preferred stock dividends	7,270	6,880	6,510
Amortization of preferred stock discount	3,470	2,890	2,377
Non-cash impact of exchange rates	2,035	(631)	595
Amortization of deferred financing costs	1,954	2,063	2,065
Impairment of assets	1,592	5,558	-
Loss on early extinguishment of debt	2,357	-	-
Non-cash stock compensation charge	948	615	2,085
Amortization of original issue discount	164	-	-
Deferred taxes	(3,469)	(2,822)	(1,121)
(Loss) gain on sale of property, plant and equipment	(483)	671	967
Change in assets and liabilities:
Accounts receivable	7,052	38,762	(3,831)
Inventories	21,222	10,639	4,127
Prepaid expenses and other	3,578	(1,456)	4,114
Accounts payable	15,993	(38,097)	(2,345)
Accrued and other liabilities	(9,113)	(13,096)	(12,523)
Income taxes payable	(3,627)	2,707	1,370
Net cash provided by operating activities	47,578	53,738	63,794

Cash flows from investing activities:
Proceeds from disposals of property, plant and equipment	4,352	663	205
Capital expenditures	(21,925)	(48,925)	(37,197)
Net cash used in investing activities	(17,573)	(48,262)	(36,992)

Cash flows from financing activities:
Proceeds from issuance of 12% Senior Secured Notes	211,792	-	-
Repayment of 10 ½% Senior Subordinated Notes	(95,065)	-	-
Change in restricted cash	(105,734)	-	-
Proceeds from borrowing under credit facilities	10,000	20,000	-
Repayment of amounts due under credit facilities	(15,500)	(4,500)	-
Repayment of capital lease obligations	(2,119)	(1,925)	(754)
Financing and other fees	(7,439)	-	-
Net cash (used in) provided by financing activities	(4,065)	13,575	(754)

Net change in cash and cash equivalents	25,940	19,051	26,048
Cash and cash equivalents, beginning of year	83,053	64,002	37,954
Cash and cash equivalents, end of year	$108,993	$83,053	$64,002
Supplemental cash flow information:
Interest paid	$25,326	$22,152	$21,585
Income taxes paid, net	$10,223	$6,400	$7,804

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.  Summary of Significant Accounting Policies

Viasystems Group, Inc., a Delaware corporation (“Group”) was formed on August 28, 1996. Group is a holding company whose only significant asset is stock of its wholly owned subsidiary, Viasystems, Inc.  On April 10, 1997, Group contributed to Viasystems, Inc. all of the capital of its then existing subsidiaries.  Prior to the contribution of capital by Group, Viasystems, Inc. had no operations of its own. Group relies on distributions from Viasystems, Inc. for cash.  Moreover, the Wachovia Credit Agreement (see Note 8) and the indentures governing Viasystems, Inc.’s 2015 Notes each contain restrictions on Viasystems, Inc.’s ability to pay dividends to Group. Group, together with Viasystems, Inc. and its subsidiaries, is herein referred to as “the Company.”

Nature of Business

The Company is a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions.  The Company’s products are used in a wide range of applications, including automotive dash panels and control modules, data networking equipment, telecommunications switching equipment, and complex medical and technical instruments.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Group and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires management to make estimates and assumptions that affect i) the reported amounts of assets and liabilities, ii) the disclosure of contingent assets and liabilities at the date of the financial statements and iii) the reported amounts of revenues and expenses during the reporting period.

Estimates and assumptions are used in accounting for the following significant matters, among others:

•      allowances for doubtful accounts;
•      inventory valuation;
•      fair value of derivative instruments and related hedged items;
•      useful lives of property, plant, equipment and intangible assets;
•      long-lived and intangible asset impairments;
•      restructuring charges;
•      warranty and product returns allowances;
•      deferred compensation agreements;
•      tax related items;
•      contingencies; and
•      fair value of options granted under our stock-based compensation plan.

Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which the revision is made.  As further discussed in Note 6, the Company reversed $1,676 of accrued restructuring charges in its Printed Circuit Boards segment during 2009 as a result of higher than expected employee attrition, which reduced the amount of severance costs related to involuntary headcount reductions anticipated in the Company’s 2008 Restructuring Plan.

Cash, Cash Equivalents and Restricted Cash

The Company considers short-term highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash of $105,734 at December 31, 2009, was held in escrow for the redemption of the Company’s outstanding Senior Secured Notes due 2011, which occurred on January 15, 2010 (see Note 8).

Accounts Receivable and Concentration of Credit Risk

Accounts receivable balances represent customer trade receivables generated from our operations.  To reduce the potential for credit risk, the Company evaluates the collectibility of customer balances based on a combination of factors but does not generally require significant collateral.  The Company regularly analyzes significant customer balances, and when it becomes evident a specific customer will be unable to meet its financial obligations to the Company for reasons including, but not limited to, bankruptcy filings or deterioration in the customer’s operating results or financial position, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount that is believed reasonably collectible.  The Company also records an allowance for doubtful accounts for all other customers based on a variety of factors, including the length of time the receivables are past due, historical experience and current economic conditions.  If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted.

The provision for bad debts is included in selling, general and administrative expense.  Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.  Cost includes raw materials, labor and manufacturing overhead.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Repairs and maintenance that do not extend the useful life of an asset are charged to expense as incurred.  The useful lives of leasehold improvements are the lesser of the remaining lease term or the useful life of the improvement.  When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the operations for the period.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	20-50 years
Leasehold improvements	3-15 years
Machinery, equipment, systems and other	3-10 years

Impairment of Long-Lived Assets

The Company reviews intangibles assets with a finite life and other long-lived assets for impairment if facts and circumstances exist that indicate that the asset’s useful life is shorter than previously estimated or the carrying amount may not be recoverable from future operations based on undiscounted expected future cash flows.  Impairment losses are recognized in operating results for the amount by which the carrying value of the asset exceeds its fair value.  In addition, the remaining useful life of an impaired asset group would be reassessed and revised, if necessary.

Goodwill

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of identifiable net tangible and identifiable intangible assets acquired.  Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually and, if a triggering event were to occur in an interim period.

Intangible Assets

Intangible assets consist primarily of identifiable intangibles acquired. Amortization of identifiable intangible assets acquired is computed using systematic methods over the estimated useful lives of the related assets as follows:

	Life	Method
Developed technologies	15 years	Double-declining balance
Patents and trademarks	5 years	Straight-line

Impairment testing of these assets would occur if and when an indicator of impairment is identified.

Deferred Financing Costs

Deferred financing costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method.

Product Warranties

Provisions for estimated expenses related to product warranties are made at the time products are sold.  These estimates are established using historical information on the nature, frequency and average cost of warranty claims.

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

Derivative Financial Instruments

From time to time, the Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  However, there can be no assurance that these activities will eliminate or reduce foreign currency risk.  The foreign exchange forward contracts are designated as cash flow hedges and are accounted for at fair value.  The effective portion of the change in each cash flow hedge’s gain or loss is reported as a component of other comprehensive income (loss), net of taxes.  The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each measurement date.  Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income (loss) to current period earnings in the line item in which the hedged item is recorded at the time the contracts are settled (see Note 12).

Foreign Currency Translation

All the Company’s foreign subsidiaries use the U.S. dollar as their functional currency.  Prior to January 1, 2007, certain of the Company’s subsidiaries used different currencies as their functional currency, and adjustments from translating the foreign currency financial statements of these subsidiaries into the U.S. dollar was included as a separate component of accumulated other comprehensive income.  The Company recorded a net translation adjustment of $1,467 (net of tax of $0) for the year ended December 31, 2009.  There was no translation adjustment recorded for the year ended December 31, 2008, and the net translation adjustment for the year ended December 31, 2007, was $44 (net of tax of $0).  The 2009 and 2007 amounts represent adjustments as a result of the reversal of cumulative translation adjustments required in connection with the liquidation of certain foreign investments.

Also included in net income are the gains and losses arising from transactions denominated in a currency other than the functional currency of a location, the impact of remeasuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the realized results of our foreign currency hedging activities.

Fair Value of Financial Instruments

The Company measures the fair value of assets and liabilities using a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 — observable inputs such as quoted prices in active markets; Level 2 — inputs, other than quoted market prices in active markets, which are observable, either directly or indirectly; and Level 3 — valuations derived from valuation techniques in which one or more significant inputs are unobservable.  In addition, the Company may use various valuation techniques, including the market approach, using comparable market prices; the income approach, using present value of future income or cash flow; and the cost approach, using the replacement cost of assets.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach (see Note 12).  As quoted prices in active markets are not available for identical contracts, Level 2 inputs are used to determine fair value.  These inputs include quotes for similar but not identical derivative contracts and market interest rates that are corroborated with publicly available market information.

The Company’s financial instruments consist of cash equivalents, accounts receivable, notes receivable, long-term debt, preferred stock and other long-term obligations.  For cash equivalents, accounts receivable, notes receivable and other long-term obligations, the carrying amounts approximate fair value.  The estimated fair market values of the Company’s debt instruments, preferred stock and cash flow hedges are as follows:

	December 31, 2009
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$231,000	$211,956	Long-term debt, less current maturities
Senior Subordinated Notes due 2011	105,876	105,876	Current maturities of long-term debt
Guangzhou 2009 Credit Facility	10,000	10,000	Current maturities of long-term debt
Class A Junior preferred stock	124,943	118,836	Mandatory redeemable Class A Junior preferred stock
Class B Senior Convertible preferred stock	98,823	98,324	Redeemable Class B Senior Convertible preferred stock
Cash flow hedges	(327)	(327)	Accrued and other liabilities

	December 31, 2008
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Subordinated Notes due 2011	$150,000	$200,000	Long-term debt, less current maturities
2006 Credit Agreement	15,500	15,500	Long-term debt, including current maturities
Class A Junior preferred stock	115,517	108,096	Mandatory redeemable Class A Junior preferred stock
Class B Senior Convertible preferred stock	90,495	89,812	Redeemable Class B Senior Convertible preferred stock
Cash flow hedges	(2,522)	(2,522)	Accrued and other liabilities

The Company determined the 2009 and 2008 fair values of the Senior Secured Notes due 2015, and the Senior Subordinated Notes due 2011 using quoted market prices for the Notes.  As the balance owed on the Guangzhou 2009 Credit Facility and the 2006 Credit Agreement bear interest at a variable rate, the carrying value of the these debt instruments approximates their fair value.  The Company estimated the fair values of its preferred stock instruments to approximate the current liquidation value of each instrument.

Revenue Recognition

Revenue is recognized when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectibility is reasonably assured.  Sales and related costs of goods sold are included in income when goods are shipped to the customer in accordance with the delivery terms, except in the case of vendor managed inventory arrangements, whereby sales and the related costs of goods sold are included in income when possession of goods is taken by the customer.  Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services.  If such requirements or obligations exist, then revenue is recognized at the time when such requirements are completed and the obligations are fulfilled.  Services provided as part of the manufacturing process represent less than 10% of sales.  Reserves for product returns are recorded based on historical trend rates at the time of sale.

Shipping Costs

Costs incurred by the Company to ship finished goods to its customers are included in cost of goods sold on the consolidated statements of operations.

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

The Company provides for uncertain tax positions and the related interest and penalties based upon its assessment of whether it is more likely than not that the tax position will be sustained on examination by the taxing authorities, given the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Earnings or Loss Per Share

On February 16, 2010, in connection with a recapitalization of the Company (see Note 20), each outstanding share of the Company’s common stock was exchanged for 0.083647 shares of newly issued common stock.  In accordance with the Securities and Exchange Commission’s (the “SEC’s”) Staff Accounting Bulletin Topic 4.C, Changes in Capital Structure, all share amounts have been adjusted retroactively to reflect the reverse stock split.

The Company computes basic net earnings or loss per share attributable to common stockholders by dividing its net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.

The components of the net loss per share attributable to common stockholders were as follows (in thousands except share and per share amounts):

	Fiscal Year Ended December 31,
	2009	2008	2007
Net (loss) income attributable to common stockholders	$(63,232)	$(23,302)	$1,228

Weighted average shares used to compute basic and diluted net (loss) income per share	2,415,266	2,415,266	2,415,266
Net (loss) income per share attributable to common stockholders-basic and diluted	$(26.18)	$(9.65)	$0.51

Currently exercisable stock options of 198,699, 193,491 and 196,546 for 2009, 2008 and 2007, respectively, and currently exercisable warrants of 120,131 in each year 2009, 2008 and 2007, were excluded from the calculation of diluted net (loss) income per share because the exercise price of such options and warrants was higher than market value.  Convertible redeemable preferred stock, on an “as-converted basis”, of 654,494 shares, 599,340 share and 548,833 shares has been excluded from the computation of diluted net (loss) income per share for the years ended December 31, 2009, 2008 and 2007, respectively, because their inclusion would be anti-dilutive.  The Company has excluded the convertible redeemable preferred stock from the basic and diluted earnings per share calculation as the preferred stockholders did not have a contractual right or obligation to share in the income or losses of the Company.

Employee Stock-Based Compensation

The Company maintains a stock option plan (the “2003 Stock Option Plan”).  The Company recognizes compensation expense for share-based awards, including stock options, based on the grant date fair values of the awards.

Reclassifications

The accompanying consolidated financial statements for prior years contain certain reclassifications to conform to the presentation used in the current period.

Recently Adopted Accounting Pronouncements

As of January 1, 2009, the Company adopted new accounting standards related to disclosures about derivative instruments, nonderivative instruments that are designed and qualify as hedging instruments and related hedged items.  These standards did not change the way the Company accounts for derivatives and hedging activities, but do enhance the Company’s disclosures concerning the effect of these instruments on the Company’s consolidated financial statements from their use.  Upon adoption, there was no effect on the Company’s financial position, results of operations or cash flows.

In May 2009, the Financial Accounting Standards Board (“FASB”) established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted these standards as of June 30, 2009, and upon adoption there was no material effect on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB established, with effect from July 1, 2009, the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Company adopted the Codification beginning July 1, 2009, and while it impacts the way the Company refers to accounting pronouncements in its disclosures, it had no affect on the Company’s financial position, results of operations or cash flows upon adoption.

2.  Accounts Receivable and Concentration of Credit Risk

The allowance for doubtful accounts is included in accounts receivable, net in the accompanying consolidated balance sheets.

The activity in the allowance for doubtful accounts is summarized as follows:

	2009	2008	2007
Balance, beginning of year	$3,194	$2,104	$3,333
Provision	1,987	2,341	1,269
Write-offs, credits and adjustments	(2,766)	(1,251)	(2,498)
Balance, end of year	$2,415	$3,194	$2,104

For the years ended December 31, 2009, 2008 and 2007, sales to the Company’s ten largest customers accounted for approximately 74.1%, 73.3%, and 76.2% of the Company’s net sales, respectively.  The table below highlights individual end customers accounting for more than ten percent of the Company’s consolidated net sales.

Customer	2009	2008	2007
Alcatel-Lucent SA	14.2%	16.3%	20.2%
Bosch Group	13.7	11.2	10.7
Continental AG (a)	11.8	13.4	(b)
General Electric Company	11.4	10.2	(b)
Siemens AG (a)	(b)	(b)	12.4

(a)   In December 2007, Continental AG concluded the purchase of the automotive parts business unit of Siemens AG. Sales to that business unit in 2008 are included in the table for Continental AG. Sales to that business unit in 2007 are included in the table for Siemens AG. Through its other business units, Siemens AG remains a customer.

(b) Represents less than 10% of consolidated net sales.

Sales to Alcatel-Lucent SA, Siemens AG and General Electric Company occurred in both the Printed Circuit Boards and Assembly segments. Sales to Continental AG and Bosch Group occurred in the Printed Circuit Boards segment.

3.  Inventories

The composition of inventories at December 31, is as follows:

	2009	2008
Raw materials	$15,090	$26,388
Work in process	15,720	18,488
Finished goods	18,387	25,543
Total	$49,197	$70,419

4.  Property, Plant and Equipment

The composition of property, plant and equipment at December 31, is as follows:

	2009	2008
Land and buildings	$54,603	$54,885
Machinery, equipment and systems	427,619	422,489
Leasehold improvements	42,102	40,355
Construction in progress	1,063	1,537
	525,387	519,266
Less: Accumulated depreciation	(326,343)	(286,525)
Total	$199,044	$232,741

During the years ended December 31, 2009 and 2008, the Company recorded charges for the impairment of property plant and equipment of $1,592 and $5,558, respectively.  The effect of the charge was to reduce the gross book value and accumulated depreciation of related assets in 2009 by $4,943, and $3,351, respectively, and in 2008 by $19,593 and $14,035, respectively.

5.  Goodwill and Other Intangible Assets

The goodwill balance relates entirely to the Company’s Printed Circuit Boards segment.  The balance of goodwill as of December 31, 2009 and 2008, was $79,485.

The Company performs an annual impairment evaluation of goodwill.  In addition to performing the annual impairment tests for 2009, 2008 and 2007, the Company reviewed the goodwill balance for impairment upon the announcement of its 2008 Restructuring (see Note 6) on November 24, 2008. No adjustments were recorded to goodwill as a result of these reviews.

The components of intangible assets subject to amortization were as follows:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technologies	$20,371	$(16,126)	$4,245	$20,371	$(15,200)	$5,171
Other	2,472	(2,041)	431	2,385	(1,776)	609
Total	$22,843	$(18,167)	$4,676	$22,756	$(16,976)	$5,780

The Company paid $87 and $119 for capitalizable patent costs during the years ended December 31, 2009 and 2008, respectively.  The expected future annual amortization expense of definite-lived intangible assets for the next five fiscal years is as follows:

Year Ended December 31,
2010	$1,119
2011	1,063
2012	989
2013	957
2014	548
Thereafter	-
Total	$4,676

6.  Restructuring and Impairment

In light of the global economic downturn which began towards the end of 2008, and as part of the Company’s ongoing efforts to align capacity, overhead costs and operating expenses with market demand, the Company initiated restructuring activities (the “2008 Restructuring”) during the fourth quarter of 2008 which were completed during 2009.  These activities included the shutdown of the Company’s metal fabrication facility in Milwaukee, Wisconsin, and its satellite final-assembly and distribution facility in Newberry, South Carolina (together, the “Milwaukee Facility”); as well as workforce reductions across the Company’s global operations.

The reserve for restructuring activities also includes amounts related to restructuring activities initiated during 2001 (the “2001 Restructuring”) to adjust the Company’s cost position relative to anticipated levels of business.  These restructuring activities were a result of the economic downturn that began in 2000 and continued into early 2003 related to many of the Company’s key telecommunication and networking customers, and the shift of production demand from high cost countries to low cost countries.  These actions resulted in plant shutdowns and downsizings as well as asset impairments, which continued through 2005.

As of December 31, 2009, the reserve for restructuring and impairment charges include $2,604 and $720, related to the 2008 Restructuring and 2001 Restructuring, respectively.  The following tables summarize changes in the reserve for the restructuring and impairment charges for the years ended December 31, 2009, 2008 and 2007:

		Year Ended December 31, 2009
	12/31/08	Charges	Reversals	Total	Cash Payments	Adjustments		12/31/09
Restructuring activities:
Personnel and severance	$8,896	$2,298	$(1,676)	$622	$(8,675)	$-		$843
Lease and other contractual commitments	3,226	5,806	(731)	5,075	(5,414)	(406	)(a)	2,481
Asset impairments	-	1,592	(663)	929	-	(929)		-
Total restructuring and impairment charges	$12,122	$9,696	$(3,070)	$6,626	$(14,089)	$(1,335)		$3,324

(a) Represents $183 of accretion of interest on discounted restructuring liabilities, net of $589 of non-cash restructuring expense related to the 2001 Restructuring.

		Year Ended December 31, 2008
	12/31/07	Charges	Reversals	Total	Cash Payments	Adjustments		12/31/08
Restructuring activities:
Personnel and severance	$349	$9,511	$-	$9,511	$(964)	$-		$8,896
Lease and other contractual commitments	4,818	-	-	-	(870)	(722	)(a)	3,226
Asset impairments	-	5,558	-	5,558	-	(5,558)		-
Total restructuring and impairment charges	$5,167	$15,069	$-	$15,069	$(1,834)	$(6,280)		$12,122

(a) Represents $1,044 decrease due to changes in foreign currency exchange rates, net of $322 of accretion of interest on discounted restructuring liabilities.

		Year Ended December 31, 2007
	12/31/06	Charges	Reversals	Total	Cash Payments	Adjustments		12/31/07
Restructuring activities:
Personnel and severance	$596	$-	$-	$-	$(247)	$-		$349
Lease and other contractual commitments	5,471	278	-	278	(1,270)	339	(a)	4,818
Total restructuring and impairment charges	$6,067	$278	$-	$278	$(1,517)	$339		$5,167

(a)Represents accretion of interest on discounted restructuring liabilities.

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available at the time.  The amounts the Company ultimately incurs may change as the balance of the plans are executed.  Expected cash payout of the accrued expenses is as follows:

Year Ended December 31,
2010	$2,621
2011	120
2012	55
2013	51
2014	52
Thereafter	1,160
Total	4,059
Less: Amounts representing interest	(735)
Restructuring liability	$3,324

2009 Restructuring and Impairment

For the year ended December 31, 2009, the Company recorded gross restructuring and impairment charges of $9,696 of which $7,515 and $589 were related to the 2008 Restructuring and the 2001 Restructuring, respectively, and $1,592 was related to the write-off of obsolete equipment in the Company’s Printed Circuit Boards segment.  In addition, the Company reversed restructuring accruals of $3,070 of which $2,469 and $601 were related to the 2008 Restructuring and the 2001 Restructuring, respectively.

The gross charges in 2009 related to the 2008 Restructuring were substantially related to the closure of the Milwaukee Facility.  Restructuring accrual reversals related to the 2008 Restructuring included i) $1,676 in the Printed Circuit Boards segment as a result of higher than anticipated employee attrition, which reduced the amount of severance costs related to involuntary headcount reductions anticipated in the Company’s 2008 Restructuring plan, ii) $663 of gains realized from the disposal of assets in connection with the shutdown of the Milwaukee Facility, and iii) $130 related to the early termination of a long-term lease obligation related to the Milwaukee Facility.  With respect to the 2001 Restructuring, during the year ended December 31, 2009, the Company recorded $589 of non-cash restructuring charges which were more than offset by a $601 gain recorded upon the early termination of a long-term lease obligation.

2008 Restructuring and Impairment

On November 24, 2008, the Company announced plans to close its Milwaukee Facility. In addition, the Company announced other workforce reductions across its global operations.  These activities were completed during 2009, and the total cost of these activities, including asset impairments, was $20,088, with $10,130 related to headcount reduction costs, $4,895 related to non-cash asset impairments, and the remainder related to lease termination and other costs.  These costs were incurred in the Printed Circuit Boards segment, Assembly segment and “Other” (see Note 15) in the amounts of $8,259, $833 and $10,996, respectively.  For the year ended December 31, 2008, the Company recorded restructuring charges of $15,069 which included $9,511 related to headcount reductions and $5,558 of non-cash asset impairment charges.

2007 Restructuring and Impairment

The Company incurred $278 in restructuring and impairment charges for the year ended December 31, 2007, related to closed facilities sold late in 2006.

7.  Accrued and Other Liabilities

The composition of accrued and other liabilities at December 31, is as follows:

	2009	2008
Accrued payroll and related costs	$8,965	$12,130
Accrued interest	7,873	9,919
Accrued restructuring costs	2,621	9,310
Accrued other	19,292	19,473
Total	$38,751	$50,832

8.  Long-Term Debt

The composition of long-term debt at December 31, is as follows:

	2009	2008
Senior Secured Notes due 2015	$211,956	$-
Senior Subordinated Notes due 2011	105,876	200,000
Guangzhou 2009 Credit Facility	10,000	-
2006 Credit Agreement; Term loan	-	15,500
Capital leases	3,048	5,163
	330,880	220,663
Less: Current maturities	(118,207)	(9,617)
	$212,673	$211,046

The schedule of principal payments for long-term debt at December 31, 2009, is as follows:

Year Ended December 31,
2010	$118,207
2011	45
2012	50
2013	55
2014	60
Thereafter	220,507
Total	$338,924

Senior Secured Notes due 2015

In November 2009, the Company’s subsidiary, Viasystems, Inc., completed an offering of $220,000 of 12.0% Senior Secured Notes due 2015 (the “2015 Notes”).  The 2015 Notes were issued at an original issue discount (“OID”) of 96.269%.  The OID was recorded on the Company’s balance sheet as a reduction of the liability for the 2015 Notes, and is being amortized to interest expense over the life of the notes.  As of December 31, 2009, the unamortized OID was $8,044.  The Company incurred $7,298 of deferred financing fees related to the 2015 Notes, that have been capitalized and will be amortized over the life of the notes.
Interest on the 2015 Notes is due semiannually on January 15 and July 15 of each year, beginning on July 15, 2010.  The Company may redeem all or part of the 2015 Notes at any time prior to July 15, 2012, at a redemption price of 100% of the notes redeemed plus a “make-whole” premium equal to the greater of a) 1% of the principal amount, or b) the excess of i) the present value at the redemption rate of 106.0% of the principal amount redeemed calculated using a discount rate equal to the treasury rate (as defined) plus 50 basis points, over ii) the principal amount of the notes.  Subsequent to July 15, 2014, the Company may redeem the 2015 Notes at the redemption price of 100%.  In the event of a Change in Control (as defined), the Company is required to make an offer to purchase the 2015 Notes at a redemption price of 101%, plus accrued and unpaid interest.

The 2015 Notes are guaranteed, jointly and severally, by Group and all of the Viasystems, Inc.’s current and future domestic subsidiaries.  The 2015 Notes are collateralized by all of the equity interests of each guarantor, each existing and subsequently acquired domestic subsidiary and certain foreign subsidiaries (as defined), and by liens on substantially all of Viasystems, Inc.’s and the guarantors assets.

The indenture governing the 2015 Notes contains restrictive covenants which, among other things, limit the ability (subject to exceptions) of Viasystems, Inc. and its Guarantors (as defined), which includes Group, to: a) incur additional indebtedness or issue disqualified stock or preferred stock; b) create liens, c) pay dividends, make investments or make other restricted payments; d) sell assets; e) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; f) enter into transactions with the Company’s affiliates; and g) designate the Company’s subsidiaries as unrestricted (as defined).

Guangzhou 2009 Credit Facility

In September 2009, the Company’s Guangzhou Termbray Electronics Technology Company Limited subsidiary consummated a 200 million Renminbi (approximately $29,290 U.S. dollars based on the exchange rate as of December 31, 2009) revolving credit facility (the “Guangzhou 2009 Credit Facility”) with China Construction Bank, Guangzhou Economic and Technological Development District Branch.  The Guangzhou 2009 Credit Facility provides for borrowings denominated in Renminbi and foreign currencies, including the U.S. dollar.  Borrowings are secured by a mortgage lien on the buildings and land lease at the Company’s manufacturing facility in Guangzhou, China.  This revolving credit facility is renewable annually beginning June 30, 2010.  Loans under the credit facility bear interest at the rate of (i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or (ii) the interest rate quoted by the Peoples Bank of China multiplied by 0.9 for Renminbi denominated loans.  The Guangzhou 2009 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  The Company incurred $37 of deferred financing fees related to the facility.  As of December 31, 2009, $10,000 in U.S. dollar loans was outstanding under the Guangzhou 2009 Credit Facility at a rate of LIBOR plus 0.5%, and approximately $19,290 of the revolving credit facility was unused and available.

Senior Subordinated Notes due 2011

In November 2009, as a result of a tender offer, the Company repurchased $94,124 of its 10.5% Senior Subordinated Notes due 2011 (the “2011 Notes”).  In connection with the repurchase, the Company incurred a $1,628 loss on the early extinguishment of the debt which consisted of a $687 write off of deferred financing fees and a tender premium of $470 and related professional fees of $471. Subsequent to December 31, 2009, on January 15, 2010, the Company redeemed all of the remaining outstanding 2011 Notes at par.  In connection with the redemption, in January 2010, the Company recognized a loss on the early extinguishment of debt of $681.  The tender and 2010 redemption were financed from proceeds of the 2015 Notes.  At December 31, 2009, restricted cash of $105,734 was held in escrow for the redemption of the outstanding 2011 Notes.

2006 Credit Agreement

In September 2009, in connection with the consummation of the Guangzhou 2009 Credit Facility, the Company provided a notice to voluntarily prepay and cancel the credit agreement that had been previously entered into as of August 17, 2006 (the “2006 Credit Agreement”) with UBS AG Hong Kong Branch and UBS AG, Singapore Branch, and repaid all outstanding amounts under that agreement. The 2006 Credit Agreement was for a term of  four years and provided a $60,000 revolving credit facility and a $20,000 term loan facility.  As a result of the prepayment and cancellation of the 2006 Credit Agreement, the Company recorded a loss on early extinguishment of debt of $729 in conjunction with the write-off of related unamortized deferred financing costs in 2009.

Capital Leases

The Company leases certain of its machinery and equipment under capital lease agreements. During 2009, 2008 and 2007, the Company entered into no new capital leases.

2010 Credit Agreement

Subsequent to December 31, 2009, on February 16, 2010, the Company entered into a senior secured revolving credit agreement (the “2010 Credit Agreement”), with Wachovia Bank, National Association, which provides a secured revolving credit facility in an aggregate principal amount of up to $75,000 with an initial maturity of four years. The annual interest rates applicable to loans under the 2010 Credit Agreement are, at the Company’s option, either the Base Rate or Eurodollar Rate (each as defined in the 2010 Credit Agreement) plus, in each case, an applicable margin. The applicable margin is tied to the Company’s Quarterly Average Excess Availability (as defined in the 2010 Credit Agreement) and ranges from 2.00% to 2.50% for Base Rate loans and 3.50% to 4.00% for Eurodollar Rate loans. In addition, the Company is required to pay an Unused Line Fee and other fees defined in the 2010 Credit Agreement.

The 2010 Credit Agreement is guaranteed by and secured by substantially all of the assets of the Company’s current and future domestic subsidiaries, subject to certain exceptions as set forth in the 2010 Credit Agreement. The 2010 Credit Agreement contains certain negative covenants restricting and limiting the Company’s ability to, among other things:

• incur debt, incur contingent obligations and issue certain types of preferred stock;
• create liens;
• pay dividends, distributions or make other specified restricted payments;
• make certain investments and acquisitions;
• enter into certain transactions with affiliates; and
• merge or consolidate with any other entity or sell, assign, transfer, lease, convey or otherwise dispose of assets.

The 2010 Credit Agreement includes a financial covenant requirement that, if the Excess Availability (as defined in the 2010 Credit Agreement) is less than $15,000 then the Company must maintain, on a monthly basis, a minimum fixed charge coverage ratio of 1.1.

9.  Commitments

The Company leases certain buildings, transportation and other equipment under capital and operating leases.  As of December 31, 2009 and 2008, there was equipment held under capital leases with a cost basis of $12,007 included in property, plant and equipment.  The Company recorded accumulated depreciation related to this equipment of $3,602 and $2,285 as of December 31, 2009 and 2008, respectively.  Total rental expense under operating leases was $4,438, $5,285 and $5,115 for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments under capital leases and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2009, are as follows:

Year Ended December 31,	Capital	Operating
2010	$2,636	$3,678
2011	117	2,405
2012	117	550
2013	117	392
2014	117	365
Thereafter	697	1,431
Total	3,801	$8,821
Less: Amounts representing interest	(753)
Capital lease obligations	$3,048

10.  Contingencies

The Company is a party to contracts with third party consultants, independent contractors and other service providers in which the Company has agreed to indemnify such parties against certain liabilities in connection with their performance.  Based on historical experience and the likelihood that such parties will ever make a claim against the Company, in the opinion of our management, the ultimate liabilities resulting from such indemnification obligations will not have a material adverse effect on its financial condition and results of operations and cash flows.

The Company is a party to contracts and agreements with other third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties.  At December 31, 2009 and 2008, other non-current liabilities include $12,605, and $13,486 of accruals for potential claims in connection with such indemnities.

The Company’s charter provides that none of the Directors and officers of the Company bear the risk of personal liability for monetary damages for breach of fiduciary duty as a Director or officer except in cases where the action involves a breach of the duty of loyalty, acts in bad faith or intentional misconduct, the unlawful paying of dividends or repurchasing of capital stock, or transactions from which the Director or officer derived improper personal benefits.

The Company is subject to various lawsuits and claims with respect to such matters as product liability, product development and other actions arising in the normal course of business. In the opinion of our management, the ultimate liabilities resulting from such lawsuits and claims have been adequately provided for and will not have a material adverse effect on the Company’s financial condition and results of operations and cash flows.

11.  Income Taxes

The Company’s income tax provision for the years ended December 31, 2009, 2008 and 2007, consists of the following:

	2009	2008	2007
Current:
Federal	$-	$(28)	$(316)
State	(923)	72	22
Foreign	11,119	7,716	(5,237)
	10,196	7,760	(5,531)
Deferred:
Federal	(1,508)	-	-
State	-	-	-
Foreign	(931)	(2,822)	(1,322)
	(2,439)	(2,822)	(1,322)
Total	$7,757	$4,938	$(6,853)

A reconciliation between the income tax provision at the federal statutory income tax rate and at the effective tax rate, for the years ended December 31, 2009, 2008 and 2007, is summarized below:

	2009	2008	2007
U.S. Federal Statutory Rate	$(16,436)	$(3,687)	$552
State taxes, net of federal benefit	(1,018)	(134)	(1,071)
Impact from permanent items	7,676	11,442	5,783
Foreign tax (under) U.S. Statutory rate	(1,581)	(5,372)	(4,799)
Translation revaluation of deferred taxes	(13,397)	24,608	113,434
Change in the valuation allowance for deferred tax assets	27,580	(24,664)	(100,502)
Tax contingencies	1,925	(900)	(8,763)
Foreign tax rate changes and withholdings	2,937	(1,218)	2,402
Expired foreign tax credit	-	3,057	-
Foreign dividend reinvestment tax credit	-	-	(3,223)
Other	71	1,806	(10,666)
	$7,757	$4,938	$(6,853)

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2009 and 2008, are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$357,925	$345,829
Capital loss carryforwards	117,455	98,793
AMT credit carryforwards	1,508	1,508
Accrued liabilities not yet deductible	12,299	11,765
Property, plant and equipment	2,763	3,290
Other	3,364	4,658
	495,314	465,843
Valuation allowance	(486,881)	(459,301)
	8,433	6,542
Deferred tax liabilities:
Intangibles	(283)	(283)
Other	(4,561)	(6,135)
	(4,844)	(6,418)
Net deferred tax assets (liabilities)	$3,589	$124

The domestic and foreign (loss) income before income tax provision are as follows:

	Year Ended December 31,
	2009	2008	2007
Domestic	$(57,809)	$(12,822)	$(153,570)
Foreign	10,849	2,287	155,148
	$(46,960)	$(10,535)	$1,578

As of December 31, 2009, the Company had the following net operating loss (“NOL”) carryforwards: $792,908 in the U.S., $7,160 in China, $142,783 in Luxembourg, $881 in Canada, $21,045 in Hong Kong, $0 in the U.K., and $37,974 in the Netherlands. The U.S. NOLs expire in 2018 through 2029 and the Canada NOLs expire in 2010 through 2028. All other NOLs carry forward indefinitely. Canada has a capital loss of $380,115 that will carry forward indefinitely.

In connection with the Company reorganization under Chapter 11 completed on January 31, 2003, Viasystems Group believes more than a 50% change in ownership occurred under Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder. As a consequence, the utilization of the U.S. NOLs is limited to approximately $19,700 per year (except to the extent the Company recognizes certain gains built in at the time of the ownership change), with any unused portion carried over to succeeding years. Any NOLs not utilized in a year can be carried over to succeeding years.

The Company has tax holidays in China, covering certain of the Company’s subsidiaries, that allow either a two-year tax exemption and three-year 50% reduction in the tax rate or an annually-reviewed rate reduction.  If not for such tax holidays, the Company would have had $1,798, $1,935 and $338 of additional income tax expense for December 31, 2009, 2008 and 2007, respectively, based on the applicable tax rates ranging from 12% to 27%.

Uncertain Tax Positions

In 2007 the Company changed its method for accounting for uncertain tax positions.  As a result of this change, the Company recorded a $10,213 increase in the net liability for unrecognized tax positions, which was recorded as a cumulative effect adjustment to the opening balance of accumulated deficit on January 1, 2007.  The total amount of unrecognized tax benefits included in the consolidated balance sheets at December 31, 2009 and 2008, were $18,865 and $17,753, respectively.  The liability for unrecognized tax benefits increased by $1,112 from December 31, 2008, to December 31, 2009.  The increase was reduced by the payment of prior uncertain tax positions and increased by both additional provisions related to tax positions taken in the current period, and interest and penalties related to positions taken in prior periods.  Included in the December 31, 2009, balance was $18,865 of unrecognized tax positions that, if recognized, would affect the effective tax rate.  The Company is in discussions with various taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next year. The Company currently estimates approximately $137 of the liability for uncertain tax positions could be settled in the next twelve months and has classified this as current.

The current portion of the Company’s unrecognized tax benefits is presented in the consolidated balance sheets within accrued income taxes payable, and the amount expected to be settled after one year is recorded in other non-current liabilities. At December 31, 2009 and 2008, other non-current liabilities include $18,728 and $16,153 of long-term accrued taxes, respectively, related to the liability for unrecognized tax benefits.

The Company classifies income tax-related interest and penalties as a component of income tax expense.  At December 31, 2009, the total unrecognized tax benefit in the consolidated balance sheet included a liability of $5,630 related to accrued interest and penalties on unrecognized tax benefits.  For the year ended December 31, 2009, the income tax provision included in the Company’s consolidated statement of operations included $1,520 related to interest and penalties on unrecognized tax benefits.

As of December 31, 2009, the Company is subject to U.S. federal income tax examination for all tax years from 1996 forward, and to non-U.S. income tax examinations generally for the tax year’s 2001 through 2008.  In addition, the Company is subject to state and local income tax examinations generally for the tax years 2000 through 2008.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits, exclusive of related interest and penalties, for the year ended December 31, 2009.

Balance at December 31, 2008	$13,644
Tax positions related to current year:
Additions	1,194
Reductions	-
Tax positions related to prior years:
Additions	-
Reductions	-
Settlements	(1,603)
Lapses in statutes of limitations	-
Balance at December 31, 2009	$13,235

12.  Derivative Financial Instruments

The Company recognizes all of its derivatives contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.

The Company uses derivative instruments, primarily foreign exchange forward contracts, to manage certain of its foreign exchange rate risks.  The Company’s objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements.  The Company’s foreign currency exposure arises from the transacting of business in a currency that is different from the currency that the Company incurs the majority of its costs.

The Company’s decision to enter into forward purchase contracts is made after considering future use of foreign currencies, the desired foreign exchange rate sensitivity and exchange rate levels.  Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective for undertaking the various hedge transactions.

The Company’s currency forward contracts as of December 31, 2009, relate only to Chinese Renminbi (“RMB”) exchange rates, and because that currency is not freely traded outside of the People’s Republic of China, the Company’s contracts are settled in U.S. dollars by reference to changes in the value of notional quantities of RMB through the contract settlement date.  Amounts received or paid at the contract settlement date are recorded in cost of goods sold at the time of settlement.  For the years ended December 31, 2009 and 2008, a loss of $703 and a gain of $1,197, were recorded in cost of goods sold related to settled currency forward contracts, respectively.

At December 31, 2009 and 2008, deferred losses of $327 and $2,522 (net of tax of $0) related to cash flow hedges were recorded in accrued and other liabilities and other accumulated comprehensive income on the consolidated balance sheet.  The deferred losses were measured using Level 2 inputs, including market interest rates and quoted prices for similar instruments, and a market approach (see Note 1).  There was no ineffectiveness recorded in earnings as of December 31, 2009, 2008 or 2007.

The maximum term over which the Company hedges exposure to the exchange rate variability of future cash flows is generally less than one year.

The following table summarizes the Company’s derivative instrument activity at December 31, 2009:

	Notional Amount	Weighted Average Remaining Maturity in Months	Average Exchange Rate
Cash flow hedges:
Chinese RMB	480,000	4.0	6.770
Deferred loss, net of tax	$327

13.  Stock Option Plan and Warrants

2003 Stock Option Plan

Under the 2003 Stock Option Plan, options to purchase a total of 232,352 shares of the Company’s common stock may be granted to the Company’s employees.  Stock options may be granted to employees in the form of nonqualified stock options at market value, and the Company’s practice has been to grant options at the greater of a fixed exercise price of $150.99 or market value.  Options granted expire 10 years after the grant date and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date and one-third on the 36 month anniversary of the grant date.  At December 31, 2009, 22,917 of these shares were available for future grants.

Stock compensation expense is recognized over the requisite service period for each award, and recorded in the consolidated statements of operations as follows:

	2009	2008	2007
Cost of goods sold	$144	$91	$217
Selling, general and administrative	804	524	1,868
	$948	$615	$2,085

At December 31, 2009, unrecognized compensation expense totaled approximately $250 and will be recognized over a weighted average period of approximately 4 months.

No options were granted in 2009, and the weighted average grant date fair value of options granted in 2008 and 2007 was $73.28 and $76.99, respectively.  The fair value of each option grant in 2008 and 2007 was estimated on the date of the grant using the Black-Scholes option-pricing model and the following assumptions:

	2008	2007
Expected life of options	5 years	5 years
Risk-free interest rate	2.71%	4.02% to 4.76%
Expected volatility of stock	52%	54% to 64%
Expected dividend yield	None	None

Presented below is a summary of stock option plan’s activity for the years and as of the dates shown:

	2009		2008		2007
	Options	Exercise Price(1)	Options	Exercise Price(1)	Options	Exercise Price(1)
Beginning balance	218,185	$150.99	231,334	$150.99	214,839	$150.99
Granted	-	150.99	1,004	150.99	39,732	150.99
Exercised	-	-	-	-	-	-
Forfeited	(8,750)	150.99	(14,153)	150.99	(23,237)	150.99
Ending balance	209,435	$150.99	218,185	$150.99	231,334	$150.99
Exercisable at year end	198,699	$150.99	193,491	$150.99	196,546	$150.99
(1) Weighted average.

As of December 31, 2009, the weighted average remaining contractual life of outstanding options was 4.2 years, and the weighted average remaining contractual life of exercisable options was 3.9 years.

2003 Warrants

On January 31, 2003, the Company authorized warrants to purchase 120,131 shares of common stock for certain pre-petition holders of the Series B preferred stock interest and to pre-petition unsecured creditors.  As of December 31, 2009 and 2008, 115,284 warrants were issued and outstanding.  Each warrant allows the holder to purchase one share of common stock at an exercise price of $304.97 per share.  The warrants expired on January 31, 2010, with no warrants having been exercised.

14.  Preferred Stock

Mandatory Redeemable Class A Junior Preferred Stock

As of December 31, 2009, 2008 and 2007 there were 1,500,000 shares authorized and 903,233 shares of Class A Junior Preferred Stock (the “Class A Preferred”) issued and outstanding.  Par value of the stock was $.01 per share. Dividends accrue semi-annually on June 30 and December 31, commencing on January 1, 2004. Dividends were cumulative and accrued at an annual rate of 1.0% on the Liquidation Preference ($100 per share plus accrued, but unpaid dividends) per share per annum from January 1, 2004 to December 31, 2004, 3.0% on the Liquidation Preference per share per annum from January 1, 2005 to December 31, 2005, 5.0% on the Liquidation Preference per share per annum from January 1, 2006 to December 31, 2006, 8.0% on the Liquidation Preference per share per annum from January 1, 2007 to January 31, 2013, and 14.0% on the Liquidation Preference per share per annum beginning February 1, 2013, until the redemption completion date.

The Class A Preferred is classified as a liability under accounting rules for financial instruments with characteristics of both liabilities and equity.  The recorded balance in the Company’s financial statements is the present value of the redemption amount of securities.  When issued, the future value of the securities resulted in the discount of $37,930 from the face amount of $120,100.  Upon completion of the October 7, 2004, exchange of Class A Preferred, the discount was reduced by $9,900.  The discount, recorded as interest expense, is being amortized to the contractual maturity of the Class A Preferred, January 31, 2013.  All dividends are recorded as interest expense using the weighted average interest rate of all dividends to be paid over the term.  A total of $10,740, $9,770, and $8,887 were recorded as interest expense during the years ended December 31, 2009, 2008 and 2007, respectively.

Subsequent to December 31, 2009, in connection with the Recapitalization Agreement (see Note 20), on February 11, 2010, all of the outstanding shares of the Company’s Class A Preferred were reclassified as, and converted into, approximately 7,658,226 shares of newly issued common stock.

Redeemable Class B Senior Convertible Preferred Stock

At December 31, 2009, there were 4,500,000 shares authorized and 4,255,546 shares issued and outstanding of Class B Senior Convertible Preferred Stock (the “Class B Preferred”).  Par value of the stock is $.01 per share. Dividends accrue semi-annually on June 30 and December 31, commencing on June 30, 2003.  Dividends are cumulative and accrue at an annual rate of 9.0% on the Liquidation Preference ($12.63 per share plus accrued, but unpaid dividends) prior to January 31, 2013 and at an annual rate of 14.0% on the Liquidation Preference per share per annum beginning February 1, 2013, until the redemption completion date.  The Company’s credit agreement prohibits the payment of cash dividends.

The Class B Preferred is classified as temporary equity. In 2003, as part of the Company’s reorganization under Chapter 11, a payment of $1,072 was paid to investors in connection with issuance of the Class B Preferred.  As a result, the investors’ effective conversion price was lower than the fair value of our common stock at the commitment date, which created a beneficial conversion factor (“BCF”) of $1,081.  Both the payment to investors and BCF were capitalized to reduce the face value of the Class B Preferred and are being amortized over ten years.

Subsequent to December 31, 2009, in connection with the Recapitalization Agreement (see Note 20), on February 11, 2010, all of the outstanding shares of the Company’s Class B Preferred were reclassified as, and converted into, approximately 6,028,260 shares of newly issued common stock.

The Company recorded increases to the Class A and Class B Preferred Stock as follows to reflect accretion of dividends and amortization of the discount and BCF:

	Class A Preferred		Class B Preferred
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	903,233	$98,326	4,255,546	$81,983
Accretion and amortization	-	9,770	-	7,829
Balance at December 31, 2008	903,233	$108,096	4,255,546	$89,812
Accretion and amortization	-	10,740	-	8,515
Balance as of December 31, 2009	903,233	$118,836	4,255,546	$98,327

As of December 31, 2009, the aggregate cumulative preferred dividends in arrears for the Class A and Class B Preferred was $34,622 and $45,076, respectively.

15.  Business Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.  During the year ended December 31, 2009, the Company operated its business in two segments (i) Printed Circuit Boards and (ii) Assembly.

The Printed Circuit Boards segment consists of the Company’s printed circuit board manufacturing facilities located in China.  These facilities manufacture double-sided and multi-layer printed circuit boards and backpanels.  The Assembly segment consists of assembly operations including backpanel assembly, printed circuit board assembly, cable assembly, custom enclosures, and full system assembly and testing.  The assembly operations are conducted in manufacturing facilities in China and Mexico.

The assets and liabilities of the Company’s corporate headquarters, and the assets, liabilities and operating results of its closed Printed Circuit Boards and Assembly operations, are reported in “Other.”  Operating expenses of our corporate headquarters are allocated to the Printed Circuit Boards and Assembly segments.  During 2008, the Company refined its methodology for allocating operating expenses of our corporate headquarters to its segments to better reflect the efforts undertaken to support each segment. Previously these costs were allocated based solely on each segment’s percentage of total net sales.  Inter-segment sales are eliminated in consolidation.  The accounting policies of the segments are the same as those described in Note 1.

During 2009, the Company’s Milwaukee Facility was closed, and the Company began to report the assets, liabilities and operating results of the Milwaukee Facility in “Other.”  Previously, the operating results of the Milwaukee Facility were reported in the Assembly segment.  For all periods presented, segment results have been reclassified for comparison purposes to reflect the assets, liabilities and operating results of the Milwaukee Facility in “Other,” and the refined methodology for allocating operating expenses of the Company’s corporate headquarters to the Printed Circuit Boards and Assembly segments.

Total assets by segment are as follows:

	December 31,
	2009	2008
Total assets:
Printed Circuit Boards	$382,238	$435,664
Assembly	85,448	102,208
Other	189,552	47,366
Total assets	$657,238	$585,238

Net sales and operating income (loss) by segment are as follows:

	2009	2008	2007
Net sales to external customers:
Printed Circuit Boards	$340,993	$471,386	$471,211
Assembly	141,693	196,552	187,338
Other	13,761	44,892	55,794
	$496,447	$712,830	$714,343
Intersegment sales:
Printed Circuit Boards	$9,273	$18,398	$18,616
Assembly	13	9	7
Other	363	1,113	2,655
	$9,649	$19,520	$21,278
Operating income (loss):
Printed Circuit Boards	$3,244	$23,838	$26,078
Assembly	4,120	8,836	8,365
Other	(12,112)	(10,272)	50
Total operating (loss) income	(4,748)	22,402	34,493
Interest expense, net	34,399	31,585	30,573
Amortization of deferred financing costs	1,954	2,063	2,065
Loss on early extinguishment of debt	2,357	-	-
Other, net	3,502	(711)	277
(Loss) income before income taxes	$(46,960)	$(10,535)	$1,578

For the year ended December 31, 2009, the Company recorded net restructuring charges of $118 and $6,592 in the Assembly and “Other” segments, respectively; and recorded a net reversal of restructuring expense of $84 in the Printed Circuit Boards segment.  Of these charges, $1,592 were non-cash asset impairment charges in the Printed Circuit Boards segment.  For the year ended December 31, 2008, the Company recorded restructuring charges of $9,948, $702 and $4,419 in the Printed Circuit Boards, Assembly and “Other” segments, respectively.  Of these charges, $1,690 and $3,868 were non-cash asset impairment charges in the Printed Circuit Boards and “Other” segments, respectively.  No restructuring charges were incurred in the Printed Circuit Boards and Assembly segments in 2007.  In the “Other” segment, restructuring charges of $278, were recorded for 2007.

Capital expenditures and depreciation expense by segment are as follows:

	2009	2008	2007
Capital expenditures:
Printed Circuit Boards	$17,524	$42,920	$29,549
Assembly	2,190	2,846	4,046
Other	2,211	3,159	3,602
Total capital expenditures	$21,925	$48,925	$37,197
Depreciation expense:
Printed Circuit Boards	$45,579	$46,262	$43,722
Assembly	4,582	4,979	4,752
Other	-	2,044	1,230
Total depreciation expense	$50,161	$53,285	$49,704

Net sales by country of destination are as follows:

	Year Ended December 31,
	2009	2008	2007
United States	$138,632	$264,490	$263,680
People’s Republic of China, including Hong Kong	126,105	147,638	170,579
Germany	39,338	56,951	50,167
Malaysia	22,298	19,844	26,121
Mexico	21,706	18,570	12,743
France	20,794	29,827	40,425
Hungary	16,323	18,734	20,788
Canada	15,082	14,115	9,824
Thailand	12,057	5,719	6,919
Czech Republic	11,745	16,009	15,945
Singapore	8,429	9,922	6,893
United Kingdom	8,059	10,309	9,277
Belgium	7,838	17,372	31,999
Portugal	7,283	8,688	7,414
Japan	7,191	6,191	1,813
Poland	4,689	7,271	2,357
Other	28,878	61,180	37,399
Total	$496,447	$712,830	$714,343

Property, plant and equipment, net by country are as follows:

	December 31,
	2009	2008
People’s Republic of China	$193,672	$225,222
Mexico	2,877	3,571
United States	2,495	3,948
	$199,044	$232,741

16.   Retirement Plans

The Company has a defined contribution retirement savings plan (the “Retirement Plan”) covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service.  The Retirement Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 30% of their compensation or the annual maximum limit prescribed by the Internal Revenue Code.  The Company matches a percentage of the employees’ deferrals and may contribute an additional 1% of employees’ salaries to the Retirement Plan regardless of employee deferrals.  The Company may also elect to contribute an additional profit-sharing contribution to the Retirement Plan at the end of each year.  The Company’s contributions to the Retirement Plan were $295, $465, and $474 for the years ended December 31, 2009, 2008 and 2007, respectively.

17.  Research and Development

Research, development and engineering expenditures for the creation and application of new products and processes were approximately $1,225, $2,157, and $3,397 for the years ended December 31, 2009, 2008 and 2007, respectively.  Research and development is included in the selling, general and administrative line item on the consolidated statements of operations.

18.  Related Party Transactions

Monitoring and Oversight Agreement

Effective as of January 31, 2003, the Company entered into a ten-year monitoring and oversight agreement with an affiliate of Hicks, Muse & Co. Partners L.P. (“HM Co.”), which, through its affiliates as of December 31, 2009, controlled a majority of the voting stock of the Company.  The monitoring and oversight agreement obligates the Company to indemnify HMT Co., its affiliates, and its respective directors, officers, controlling persons, agents and employees from and against all claims, liabilities, losses, damages, expenses and fees and disbursements of counsel related to or arising out of or in connection with the services rendered under the monitoring and oversight agreement and not resulting primarily from the bad faith, gross negligence or willful misconduct of HM Co.  The consolidated statements of operations include expense of $1,159, $1,500 and $1,500 for each of the years ended December 31, 2009, 2008 and 2007, respectively.  The Company made cash payments of $1,500 to HM Co. related to these expenses during each of the years ended December 31, 2009, 2008 and 2007.  At December 31, 2009, $1,159 is included in accrued and other liabilities for amounts due under this agreement.  On February 11, 2010, under the terms and conditions of the Recapitalization Agreement (see Note 20), the monitoring and oversight agreement was terminated in consideration for the payment by the Company of a cash termination fee of approximately $4,441 to HM Co.

Compensation of Directors

For each of the years 2009 and 2008 the Chairman of the Board received an annual fee of $130.  Directors (other than the Chairman) who are not executive officers received an annual fee of $35 in each of the years 2009 and 2008.  In addition, each Audit Committee and Compensation Committee member received an annual fee of $12 in each of the years 2009 and 2008; and the Chairman of the Audit Committee and Compensation Committee each received an additional fee of $7 in each of the years 2009 and 2008.  In addition, Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the Board and its committees and receive a per diem fee of $1 for additional time spent on the Company’s business.

19.  Summary of Interim Financial Information (unaudited)

Quarterly financial data for the years ended December 31, 2009 and 2008 is presented below:

	Quarter
	1st	2nd	3rd	4th	Year
2009:
Net Sales	$123,437	$120,561	$121,087	$131,362	$496,447
Cost of goods sold	102,876	97,323	96,101	101,844	398,144
Selling, general and administrative	10,204	11,455	10,456	12,958	45,073
Depreciation and amortization	12,984	12,913	12,835	12,620	51,352
Restructuring and impairment	723	3,847	583	1,473	6,626
Operating (loss) income	(3,350)	(4,977)	1,112	2,467	(4,748)

Net loss	(14,500)	(12,864)	(11,444)	(15,909)	(54,717)
Accretion of Class B Senior Convertible preferred stock	2,084	2,085	2,173	2,173	8,515
Net loss attributable to common stockholders	$(16,584)	$(14,949)	$(13,617)	$(18,082)	$(63,232)
Basic and diluted loss per share	$(6.87)	$(6.19)	$(5.64)	$(7.48)	$(26.18)

2008:
Net Sales	$180,519	$188,157	$196,343	$147,811	$712,830
Cost of goods sold	140,430	147,452	158,580	121,894	568,356
Selling, general and administrative	15,324	14,365	13,249	9,537	52,475
Depreciation and amortization	13,352	13,562	13,861	13,753	54,528
Restructuring and impairment	-	-	-	15,069	15,069
Operating income (loss)	11,413	12,778	10,653	(12,442)	22,402

Net income (loss)	1,733	1,768	602	(19,576)	(15,473)
Accretion of Class B Senior Convertible preferred stock	1,917	1,916	1,999	1,997	7,829
Net loss attributable to common stockholders	$(184)	$(148)	$(1,397)	$(21,573)	$(23,302)
Basic and diluted loss per share	$(0.08)	$(0.06)	$(0.58)	$(8.93)	$(9.65)

20.  Subsequent Events (unaudited)

The Merix Acquisition

On February 16, 2010, the Company acquired Merix Corporation (“Merix”) in a transaction pursuant to which Merix became a wholly owned subsidiary of the Company (the “Merix Acquisition”).  Merix is a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and China.  The Merix Acquisition increases the Company’s PCB manufacturing capacity by adding four additional PCB production facilities, adds North American quick-turn services capability and adds defense and aerospace to the Company’s end-user markets.  The consideration paid by the Company in the merger included cash of $34,908 and common stock of the Company representing, after giving effect to the Recapitalization Agreement (see below), approximately 19.5% of the Company’s common stock.  As of February 16, 2010, the Company’s common stock was not traded on any exchange.  As a result, as of the date these financial statements were issued, the Company has not completed an estimate of fair value of the common stock paid as partial consideration in the merger, nor has the Company completed a calculation of any gain or loss on the exchange of its preferred stock in connection with the Recapitalization Agreement.  The purchase price allocation has not been completed as of the date these financial statements were issued.  During the year ended December 31, 2009, in connection with the Merix Acquisition, the Company incurred $4,048 of professional fees and other costs which were recorded in selling, general and administrative expenses.

Recapitalization Agreement

In connection with the Merix Acquisition, on February 11, 2010, pursuant to a recapitalization agreement dated October 6, 2009, (the “Recapitalization Agreement”), by and among the Company and affiliates of Hicks, Muse, Tate & Furst, Incorporated (“HMTF”), affiliates of GSC Recovery II, L.P. (“GSC”) and TCW Shared Opportunities Fund III, L.P. (“TCW” and together with HMTF and GSC, the “Funds”), the Company and the Funds approved a Recapitalization of the Company such that (i) each outstanding share of common stock of the Company was exchanged for 0.083647 shares of newly issued common stock of the Company, (ii) each outstanding share of Class A Junior Preferred Stock of the Company was reclassified as, and converted into, 8.478683 shares of newly issued common stock of the Company and (iii) each outstanding share of Class B Senior Preferred Stock of the Company was reclassified as, and converted into, 1.416566 shares of newly issued common stock of the Company.

As a result of the completion of the recapitalization and the Merix Acquisition, (i) the holders of the Company’s common stock prior to the recapitalization received approximately 2,415,263 shares of newly issued common stock of the Company, (ii) the holders of the Company’s Class A Junior Preferred Stock prior to the recapitalization received approximately 7,658,226 shares of newly issued common stock of the Company, (iii) the holders of the Company’s Class B Senior Preferred Stock prior to the recapitalization received approximately 6,028,260 shares of newly issued common stock of the Company, (iv) the holders of the Merix common stock prior to the closing of the Merix Acquisition received approximately 2,500,000 shares of newly issued common stock of the Company and (v) the holders of Merix’ convertible notes prior to the closing of the Merix Acquisition received, in addition to a cash payment of approximately $34.9 million, 1,398,251 shares of newly issued common stock of the Company.  The total issued and outstanding common stock of the Company immediately after the closing of the Merix Acquisition was 20,000,000 shares of common stock of the Company.

New Stockholder Agreement

Pursuant to the terms of the Recapitalization Agreement, in connection with the closing of the Merix Acquisition, on February 11, 2010, the Company entered into a new stockholder agreement (the “2010 Stockholder Agreement”), by and among the Company and VG Holdings, LLC (“VG Holdings”) which was formed by the Funds and which holds approximately 77.8% of the common stock of the Company.  Under the terms of the 2010 Stockholder Agreement, VG Holdings has the right, subject to certain reductions, to designate up to five directors to serve on the board of directors of the Company.  Subject to certain exceptions, VG Holdings agreed not to sell any of the Company’s common stock held by VG Holdings for 180 days after the closing of the Merix Acquisition.  In addition, the 2010 Stockholder Agreement provides VG Holdings with certain registration rights related to its shares of the Company’s common stock.  The new stockholder agreement will terminate on February 11, 2020.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Viasystems’ management, including Viasystems’ Chief Executive Officer and Chief Financial Officer, Viasystems has evaluated the effectiveness of Viasystems’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009.  Based on that evaluation, Viasystems’ Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, such disclosure controls and procedures were effective in ensuring information required to be disclosed by Viasystems in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.  Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.

(c) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  As of December 31, 2009, under the supervision and with the participation of management, including Viasystems’ Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of Viasystems’ internal control over financial reporting based on the framework contained in the report titled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on that evaluation, management concluded that Viasystems’ internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved as of December 31, 2009.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report, which is included herein.

(d) Changes in Internal Control Over Financial Reporting

There were no changes in Viasystems’ internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Date: February 25, 2010                                                                            /s/ David M. Sindelar
            David M. Sindelar
            Chief Executive Officer

Date: February 25, 2010                                                                            /s/ Gerald G. Sax
           Gerald G. Sax
           Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Viasystems Group, Inc.

We have audited Viasystems Group, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Viasystems Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 25, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 25, 2010

Item 9B.   Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the information to be contained in our 2010 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders (“2010 Proxy Statement”). The 2010 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the information to be contained in the 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the information to be contained in the 2010 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the information to be contained in the 2010 Proxy Statement.

 Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the information to be contained in the 2010 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.  Financial Statements

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The information required by this item is included on the exhibit index that follows the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2010.

Viasystems Group, Inc.

/s/ David M. Sindelar	/s/ Gerald G. Sax
David M. Sindelar	Gerald G. Sax
Chief Executive Officer	Senior Vice President and Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2010.

/s/ Christopher J. Steffen
Christopher J. Steffen	Chairman of the Board of Directors

/s/ Jack D. Furst
Jack D. Furst	Director

/s/ Edward Herring
Edward Herring	Director

/s/ Robert F. Cummings, Jr.
Robert F. Cummings, Jr.	Director

/s/ Richard A. McGinn
Richard A. McGinn	Director

/s/ Philip Raygorodetsky
Philip Raygorodetsky	Director

/s/ Richard W. Vieser
Richard W. Vieser	Director

/s/ Kirby Dyess
Kirby Dyess	Director

/s/ William McCormick
William McCormick	Director

/s/ Michael Burger
Michael Burger	Director

/s/ David M. Sindelar
David M. Sindelar	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy L. Conlon
Timothy L. Conlon	President, Chief Operating Officer and Director

/s/ Gerald G. Sax
Gerald G. Sax	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

The following exhibits are filed as part of this Form 10-K or incorporated by reference herein:

Exhibit No.		Exhibit Description
2.1	(1)	Prepackaged Joint Plan of Reorganization of Viasystems Group, Inc. and Viasystems, Inc. under Chapter 11 of the Bankruptcy Code, dated August 30, 2002.
2.1(a)	(1)	Modification to the Debtors’ Prepackaged Joint Plan of Reorganization, dated January 2, 2003.
2.2	(4)
Stock Purchase Agreement between Electrical Components International Holdings Company, Viasystems Group, Inc., Wire Harness Holding Company, Inc. and Wire Harness Industries, Inc. dated March 21, 2006.

2.3	(6)	Agreement and Plan of Merger, dated as of October 6, 2009, by and among Viasystems Group, Inc., Maple Acquisition Corp. and Merix Corporation.
3.1	(9)	Third Amended and Restated Certificate of Incorporation of Group, Inc.
3.2	(9)	Second Amended and Restated Bylaws of Group, Inc.
4.1	(8)	Indenture, dated as of November 24, 2009, among Viasystems, Inc., the guarantors named therein and Wilmington Trust FSB, as trustee.
4.2	(8)	Form of 12.00% Senior Secured Note (included as Exhibit A1 to the Indenture filed as Exhibit 4.1 hereto).
4.3	(10)	Indenture dated May 16, 2006, between Merix Corporation and U.S. Bank National Association, as trustee.
4.4	(10)	Form of 4% Convertible Senior Subordinated Note Due 2013 (included in Section 2.2 of the Indenture filed as Exhibit 4.3 hereto).
4.5	(9)	First Supplemental Indenture, dated as of February 16, 2010, by and among Viasystems Group, Inc., Merix Corporation and U.S. Bank, National Association, as trustee.
4.6	(9)	Specimen Common Stock Certificate.
10.1	(1)	Viasystems Group, Inc. 2003 Stock Option Plan.
10.2	(1)
Amended and Restated Executive Employment Agreement, dated October 13, 2003, among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC, the other subsidiaries party thereto, and David M. Sindelar.

10.3	(1)	Amended and Restated Executive Employment Agreement, dated January 31, 2003, among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC, and Timothy L. Conlon.
10.4	(3)
Amended and Restated Executive Employment Agreement made and entered into effective as of August 15, 2005, among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp., LLC and Gerald G. Sax.

10.5	(1)	Amended and Restated Executive Employment Agreement, dated as of January 31, 2003, among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp., LLC and Joseph Catanzaro.
10.6	(9)	Stockholder Agreement, dated as of February 11, 2010, by and between Viasystems Group, Inc. and VG Holdings, LLC.
10.7	(2)	Annual Incentive Compensation Plan for Viasystems Group, Inc.

10.8	(5)
English translation of the Guangzhou 2009 Credit Facility Contract, dated as of August 17, 2009, by and between Guangzhou Termbray Electronics Technology Co., Ltd, as Borrower, and China Construction Bank Guangzhou Economic and Technological Development District Branch, as Lender.

10.9	(5)
English translation of the Maximum-Amount Mortgage Contract by and between Guangzhou Termbray Electronics Technology Co., Ltd, as Borrower, and China Construction Bank Guangzhou Economic and Technological Development District Branch, as Lender.

10.10	(7)	Industrial Lease, dated as of April 16, 2008, by and between Verde 9580 Joe Rodriquez LP and Viasystems Technologies Corp., LLC.
10.11	(7)	First Amendment to Industrial Lease, dated as of December 8, 2008, by and between Verde 9580 Joe Rodriquez LP and Viasystems Technologies Corp., LLC.
10.12	(7)
English translation of the Lease Agreement on Tong Fu Kang Plant Building (Building A, Shenzhen), dated as of October 26, 2006, by and between Shenzhen Tong Fu Kang Industry Development Co., Ltd and Viasystems Chang Yuan EMS (Shenzhen) Co., Ltd (now known as Viasystems EMS (Shenzhen) Co., Ltd).

10.13	(7)
English translation of the Lease Agreement on Tong Fu Kang Plant Building (Building D, Shenzhen), dated as of May 6, 2003, by and between Shenzhen Tong Fu Kang Industry Development Co., Ltd and Viasystems Chang Yuan EMS (Shenzhen) Co., Ltd (now known as Viasystems EMS (Shenzhen) Co., Ltd).

10.14	(7)	English translation of the Lease Agreement, dated as of October 18, 2008, by and between Qingdao Jijia Electronics Co., Ltd and Qingdao Viasystems Telecommunications Technologies Co., Ltd.
10.15	(7)	English translation of the Contract of Lease, dated as of September 1, 2002, by and between Parque Industrial Internacional Mexicano, S.A. de C.V. and Electrocomponentes de Mexico, S.A. de C.V.
10.16	(7)
Amendment Agreement to the Lease Agreement, dated as of June 25, 2004, by and among Parque Industrial Internacional Mexicano, S.A. de C.V., Electrocomponentes de Mexico, S.A. de C.V. and Viasystems, Inc.

10.17	(7)
Second Amendment to the Lease Agreement, dated as of October 15, 2007, by and among Banco J.P. Morgan, Sociedad Anónima, Institución de Banca Múltiple, J.P. Morgan Grupo Financiero, División Fiduciaria, International Manufacturing Solutions Operaciones, S. de R.L. de C.V. and Viasystems, Inc.

10.18	(7)
Third Amendment to the Lease Agreement, dated as of August 26, 2009, by and among The Bank of New York Mellon, S.A., Institución de Banca Múltiple (Final Successor of Banco J.P. Morgan, Sociedad Anónima, Institución de Banca Múltiple, J.P. Morgan Grupo Financiero, División Fiduciaria), International Manufacturing Solutions Operaciones, S. de R.L. de C.V. and Viasystems, Inc.

10.19	(8)
Collateral Trust Agreement, dated as of November 24, 2009, among Viasystems, Inc., the guarantors named therein, Wilmington Trust FSB, as trustee and collateral trustee, and the other party lien representatives from time to time party thereto.

10.20	(11)
Loan and Security Agreement, dated as of February 16, 2010, by and among Viasystems Technologies Corp., L.L.C. and Merix Corporation, as borrowers, and Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as guarantors, the lenders and issuing bank from time to time party thereto, Wachovia Capital Finance Corporation (New England), as administrative agent, and Wells Fargo Capital Finance, LLC, as sole lead arranger, manager and bookrunner.

10.21	(6)	Note Exchange Agreement, dated as of October 6, 2009, by and among Viasystems Group, Inc., Maple Acquisition Corp., and the entities listed on Schedule I attached thereto.
10.22	(11)
First Supplemental Indenture, dated as of February 22, 2010, by and among Merix Corporation, Merix Asia, Inc., Viasystems, Inc., the other guarantors as defined in the indenture (the “Indenture”) dated as of November 24, 2009 providing for the issuance of Viasystems, Inc.’s 12.00% Senior Secured Notes due 2015, and Wilmington Trust FSB, as trustee under the Indenture.

10.23	(11)
Second Supplemental Indenture, dated as of February 22, 2010, by and among Viasystems Group, Inc., Viasystems, Inc., the other guarantors as defined in the Indenture, and Wilmington Trust, FSB, as trustee under the Indenture.

14.1	(12)	Code of Business Conduct and Ethics.
14.2	(12)	Supplemental Code of Ethics for the CEO and Senior Officers.
21.1	(12)	Subsidiaries of the Registrant.
31.1	(12)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).
31.2	(12)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).
32	(12)	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement No. 333-113664 on Form S-1/A of Viasystems Group, Inc. filed on April 28, 2004.
(2)	Incorporated by reference to Registration Statement No. 333-114467 on Form S-4/A filed on June 22, 2004
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems, Inc. filed on November 14, 2005.
(4)	Incorporated by reference to the Form 8-K of Viasystems, Inc. filed on March 22, 2006.
(5)	Incorporated by reference to the Form 8-K of Viasystems, Inc. filed on September 10, 2009.
(6) Incorporated by reference to Registration Statement No. 333-163040 on Form S-4 of Viasystems Group, Inc. filed on November 12, 2009.
(7)	Incorporated by reference to Registration Statement No. 333-163040 on Form S-4/A of Viasystems Group, Inc. filed on December 17, 2009.
(8)	Incorporated by reference to the Form 8-K of Viasystems, Inc. filed on December 2, 2009.
(9)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.
(10)	Incorporated by reference to the Form 8-K of Merix Corporation filed on May 16, 2006.
(11)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on February 22, 2010.
(12)	Filed herewith.

EXHIBIT 21.1
Subsidiaries of Viasystems Group, Inc.

NAME OF ENTITY	JURISDICTION OF ORGANIZATION
Guangzhou Kalex Laminate Company Limited	China
Guangzhou Termbray Circuit Board Co. Limited	China
Guangzhou Termbray Electronics Technology Co. Limited	China
Guangzhou Viasystems Commercial Trading Co. Limited	China
Kalex Circuit Board (China) Limited	Hong Kong
Kalex Circuit Board (Guangzhou) Limited	Hong Kong
Kalex Multi-Layer Circuit Board (Zhong Shan) Limited	China
Kalex Printed Circuit Board Limited	Hong Kong
Maple Acquisition Corp.	Oregon
Merix Asia Limited	Hong Kong
Merix Asia, Inc.	Oregon
Merix Caymans Holding Company Limited	Cayman Islands
Merix Caymans Trading Company Limited	Cayman Islands
Merix Circuits Corp.	Canada
Merix Corporation	Oregon
Merix Europe B.V.	Netherlands
Merix Holding (Singapore) Pte Ltd.	Singapore
Merix Printed Circuits (Huizhou) Limited	China
Merix Printed Circuits Technology Limited	China
Merix Singapore Sales Pte Ltd.	Singapore
Merix U.K. Limited	United Kingdom
Print Service Holding NV	Netherlands
Qingdao Viasystems Telecommunications Technologies Co. Limited	China
Shanghai Reltec Communications Technology Co. Limited	China
Shanghai Viasystems Electronic Systems Company Limited	China
Shanghai Viasystems EMS Co. Limited	China
Termbray Circuit Board Company Limited	Hong Kong
Termbray Laminate Company Limited	Hong Kong
Viasupply Company Limited	Hong Kong
Viasystems (Nantong) Electronic Technologies Co., Limited	China
Viasystems (Singapore) Pte Limited	Singapore
Viasystems (South China) Company Limited	Hong Kong
Viasystems Asia Pacific Company Limited	Hong Kong
Viasystems Asia Pacific Property B.V.I. Limited	British Virgin Islands
Viasystems BV	Netherlands
Viasystems BVI Limited	British Virgin Islands
Viasystems Canada Holdings, Inc.	Canada
Viasystems Electronics (Guangzhou) Company Limited	China
Viasystems EMS (Hong Kong) Company Limited	Hong Kong
Viasystems EMS (Shenzhen) Company Limited	China
Viasystems Group Limited	England/Wales
Viasystems International, Inc.	Delaware
Viasystems Kalex Printed Circuit Board Limited	Hong Kong
Viasystems Luxembourg S.a.r.l.	Luxembourg
Viasystems Milwaukee, Inc.	Wisconsin
Viasystems Mommers BV	Netherlands
Viasystems Research & Development Center (Guangzhou) Co. Limited	China
Viasystems Services BV	Netherlands
Viasystems Technologies Corp. LLC	Delaware
Viasystems Technology International Trading (Shanghai) Co. Limited	China
Viasystems ULC	Nova Scotia
Wirekraft Industries, LLC	Delaware

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER CERTIFICATION
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David M. Sindelar, certify that:

1.           I have reviewed this annual report on Form 10-K of Viasystems Group, Inc.;

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 25, 2010

/s/ David M. Sindelar
David M. Sindelar
Chief Executive Officer

Exhibit 31.2

PRINCIPAL FINANCIAL OFFICER CERTIFICATION
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gerald G. Sax, certify that:

1.           I have reviewed this annual report on Form 10-K of Viasystems Group, Inc.;

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 25, 2010

/s/ Gerald G. Sax
Gerald G. Sax
Chief Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER
PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Viasystems Group, Inc., a Delaware corporation (the “Company”), does hereby certify that, to the best of their knowledge:

The Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 25, 2010                                                                            /s/ David M. Sindelar
           David M. Sindelar
           Chief Executive Officer

Date: February 25, 2010                                                                            /s/ Gerald G. Sax
           Gerald G. Sax
           Chief Financial Officer