Form 10-Q
period 2010-03-31
VIASYSTEMS GROUP INC
filed 2010-05-17
CIK 1101169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to ____________________

001-15755
(Commission File Number)

Viasystems Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

75-2668620
(I.R.S. Employer Identification No.)

101 South Hanley Road, Suite 400
St. Louis, MO  63105
(314) 727-2087
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  [X] YES    [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] YES    [X] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 13, 2010, there were 19,979,015 shares of Viasystems Group, Inc.’s Common Stock outstanding.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$81,074	$108,993
Restricted cash	-	105,734
Accounts receivable, net	154,893	89,512
Inventories	74,093	49,197
Prepaid expenses and other	18,123	11,388
Property held for sale	12,379	-
Total current assets	340,562	364,824
Property, plant and equipment, net	267,960	199,044
Goodwill	97,977	79,485
Intangible assets, net	10,508	4,676
Deferred financing costs, net	9,001	7,986
Other assets	3,074	1,223
Total assets	$729,082	$657,238

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current maturities of long-term debt	$27,798	$118,207
Accounts payable	143,064	90,661
Accrued and other liabilities	64,240	42,348
Total current liabilities	235,102	251,216
Long-term debt, less current maturities	214,642	212,673
Mandatory redeemable Class A Junior preferred stock	-	118,836
Other non-current liabilities	52,037	34,226
Total liabilities	501,781	616,951

Redeemable Class B Senior Convertible preferred stock	-	98,327

Stockholders’ equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 19,979,015 and 2,415,266 shares issued and outstanding.	200	24
Paid-in capital	2,373,459	1,944,413
Accumulated deficit	(2,156,887)	(2,010,069)
Accumulated other comprehensive income	7,712	7,592
Total Viasystems stockholder’s equity (deficit)	224,484	(58,040)
Noncontrolling interest	2,817	-
Total stockholders’ equity (deficit)	227,301	(58,040)
Total liabilities and stockholders’ equity	$729,082	$657,238
See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$186,640	$123,437
Operating expenses:
Cost of goods sold, exclusive of items shown separately	146,139	102,876
Selling, general and administrative	18,695	10,204
Depreciation	12,630	12,680
Amortization	370	304
Restructuring and impairment	6,309	723
Operating income (loss)	2,497	(3,350)
Other expense (income):
Interest expense, net	8,902	8,095
Loss on early extinguishment of debt	706	-
Amortization of deferred financing costs	466	516
Other, net	515	122
Loss before income taxes	(8,092)	(12,083)
Income taxes	3,851	2,417
Net loss	$(11,943)	$(14,500)

Less:
Net income attributable to noncontrolling interest	$137	$-
Accretion of Redeemable Class B Senior Convertible preferred stock	1,053	2,084
Conversion of Mandatory Redeemable Class A Junior preferred stock	29,717	-
Conversion of Redeemable Class B Senior Convertible preferred stock	105,021	-
Net loss attributable to common stockholders	$(147,871)	$(16,584)

Basic and diluted loss per share	$(12.57)	$(6.87)

Basic and diluted weighted average shares outstanding	11,762,329	2,415,266

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Common Stock Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
Balance at December 31, 2009	2,415,266	$24	$1,944,413	$(2,010,069)	$7,592	$-	$(58,040)
Accretion of Class B Senior Convertible preferred stock	-	-	(1,053)	-	-	-	(1,053)
Common stock issued in exchange for Class B Senior Convertible preferred stock	6,028,258	60	204,340	(105,021)	-	-	99,379
Common stock issued in exchange for Class A Junior preferred stock	7,658,187	77	149,791	(29,717)	-	-	120,151
Common stock issued in connection with the Merix Acquisition	3,877,304	39	75,838	-	-	2,680	78,557
Comprehensive income (loss):
Net (loss) income	-	-	-	(12,080)	-	137	(11,943)
Change in fair value of derivatives, net of taxes of $0	-	-	-	-	120	-	120
Total comprehensive income (loss)							(11,823)
Stock compensation expense	-	-	130	-	-	-	130
Balance at March 31, 2010	19,979,015	$200	$2,373,459	$(2,156,887)	$7,712	$2,817	$227,301

Accumulated other comprehensive income at March 31, 2010, and December 31, 2009, includes the following:

	March 31, 2010	December 31, 2009
Foreign currency translation	$7,919	$7,919
Unrecognized loss on derivatives	(207)	(327)
	$7,712	$7,592

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(11,943)	$(14,500)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,000	12,984
Accretion of Class A Junior preferred stock dividends	871	1,781
Amortization of preferred stock discount	444	810
Amortization of deferred financing costs	466	516
Amortization of original issue discount on 2015 Notes	399	-
Non-cash stock compensation expense	130	214
Loss on disposition of assets, net	89	-
Non-cash impact of exchange rate changes	(60)	(88)
Loss on early extinguishment of debt	706	-
Deferred income taxes	2,954	144
Change in assets and liabilities:
Accounts receivable	(15,332)	8,181
Inventories	(1,653)	10,603
Prepaid expenses and other	(1,429)	4,151
Accounts payable	10,052	(5,719)
Accrued and other liabilities	(3,078)	(11,531)
Net cash (used in) provided by operating activities	(4,384)	7,546
Cash flows from investing activities:
Acquisition of Merix	(35,326)	-
Cash acquired in acquisition of Merix	13,667	-
Capital expenditures	(9,521)	(4,886)
Proceeds from disposals of property	-	262
Net cash used in investing activities	(31,180)	(4,624)
Cash flows from financing activities:
Repayment of 10.5% Senior Subordinated Notes	(105,904)	-
Change in restricted cash	105,734	-
Repayment of capital lease obligation	(26)	-
Borrowings (repayments) under credit facilities	10,000	(1,500)
Financing and other fees	(2,159)	-
Net cash provided by (used in) financing activities	7,645	(1,500)

Net change in cash and cash equivalents	(27,919)	1,422

Cash and cash equivalents, beginning of the period	108,993	83,053
Cash and cash equivalents, end of the period	$81,074	$84,475

Supplemental cash flow information:
Interest paid	$5,558	$10,691
Income taxes paid, net	$2,452	$908

Supplemental disclosure of noncash transactions:
Fair value of common shares issued for acquisition of Merix	$75,877	$-
Fair value of common shares issued in exchange for Mandatory redeemable Class A Junior preferred stock	$149,868	$-
Fair value of common shares issued in exchange for Redeemable Class B Senior Convertible preferred stock	$117,970	$-

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)
(Unaudited)

1.      Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. and its subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows.  The results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009, filed on Form 10-K with the Securities and Exchange Commission.

Nature of Business

Viasystems is a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions.  The Company’s products are used in a wide range of applications, including automotive dash panels and control modules, data networking equipment, telecommunications switching equipment, and complex medical and technical instruments.

Recapitalization Agreement

In connection with the Merix Acquisition (see Note 2), on February 11, 2010, pursuant to an agreement dated October 6, 2009, (the “Recapitalization Agreement”), by and among the Company and affiliates of Hicks, Muse, Tate & Furst, Incorporated (“HMTF”), affiliates of GSC Recovery II, L.P. (“GSC”) and TCW Shared Opportunities Fund III, L.P. (“TCW” and together with HMTF and GSC, the “Funds”), the Company and the Funds approved a recapitalization of the Company such that (i) each outstanding share of common stock of the Company was exchanged for 0.083647 shares of common stock of the Company (the “Reverse Stock Split”), (ii) each outstanding share of the Mandatory Redeemable Class A Junior preferred stock of the Company (the “Class A Preferred”) was reclassified as, and converted into, 8.478683 shares of newly issued common stock of the Company and (iii) each outstanding share of the Redeemable Class B Senior preferred stock of the Company (the “Class B Preferred”) was reclassified as, and converted into, 1.416566 shares of newly issued common stock of the Company.  In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin Topic 4.C, Changes in Capital Structure, all share amounts have been adjusted retroactively to reflect the Reverse Stock Split.

In connection with the conversion of the Class A Preferred into common shares of the Company, for financial reporting purposes related to the presentation of net loss attributable to common stockholders, the Company recorded a non-cash adjustment to net loss of $29,717.  The $29,717 non-cash item is equal to the difference between i) the fair value of the common shares issued and ii) the carrying value of the Class A Preferred at the time of conversion; and is reflected in the Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) as a reduction to accumulated deficit and a corresponding increase to paid-in capital.  In connection with the conversion of the Class B Preferred into common shares of the Company, for financial reporting purposes related to the presentation of net loss attributable to common stockholders, the Company recorded a non-cash adjustment to net loss of $105,021.  The $105,021 non-cash item is equal to the difference between i) the fair value of the common shares issued and ii) the fair value of the number of common shares that would have been issued according to the terms of the Indenture governing the Class B Preferred without consideration of the Recapitalization Agreement; and is reflected in the Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) as a reduction to accumulated deficit and a corresponding increase to paid-in capital.

As a result of the completion of the recapitalization and the Merix Acquisition, (i) the holders of the Company’s common stock prior to the recapitalization received 2,415,266 shares of common stock of the Company, (ii) the holders of the Class A Preferred prior to the recapitalization received 7,658,187 shares of newly issued common stock of the Company, (iii) the holders of the Class B Preferred prior to the recapitalization received 6,028,258 shares of newly issued common stock of the Company, (iv) the holders of the Merix common stock prior to the closing of the Merix Acquisition received 2,479,053 shares of newly issued common stock of the Company and (v) the holders of Merix’ convertible notes prior to the closing of the Merix Acquisition received a cash payment of $34,908 and 1,398,251 shares of newly issued common stock of the Company.  The total issued and outstanding common stock of the Company immediately after the closing of the Merix Acquisition was 19,979,015 shares of common stock.

New Stockholder Agreement

Pursuant to the terms of the Recapitalization Agreement and, in connection with the Merix Acquisition, on February 11, 2010, the Company entered into a new stockholder agreement (the “2010 Stockholder Agreement”), by and among the Company and VG Holdings, LLC (“VG Holdings”) which was formed by the Funds and which holds approximately 77.8% of the common stock of the Company.  Under the terms of the 2010 Stockholder Agreement, VG Holdings has the right, subject to certain reductions, to designate up to five directors to serve on the board of directors of the Company.  Subject to certain exceptions, VG Holdings agreed not to sell any of the Company’s common stock held by VG Holdings for 180 days after the closing of the Merix Acquisition.  In addition, the 2010 Stockholder Agreement provides VG Holdings with certain registration rights related to its shares of the Company’s common stock.  The 2010 Stockholder Agreement will terminate on February 11, 2020.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Viasystems Group, Inc. and its wholly-owned and majority-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect i) the reported amounts of assets and liabilities, ii) the disclosure of contingent assets and liabilities at the date of the financial statements and iii) the reported amounts of revenues and expenses during the reporting period.

Estimates and assumptions are used in accounting for the following significant matters, among others:

•	allowances for doubtful accounts;
•	inventory valuation;
•	fair value of derivative instruments and related hedged items;
•	fair value of assets acquired and liabilities assumed in the Merix Acquisition;
•	useful lives of property, equipment and intangible assets;
•	long-lived and intangible asset impairments;
•	restructuring charges;
•	warranty and product returns allowances;
•	deferred compensation agreements;
•	tax related items;
•	contingencies; and
•	fair value of options granted under our stock-based compensation plan.

Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which the revision is made.  The Company does not consider as material any revisions made to estimates or assumptions during the periods presented in the accompanying condensed consolidated financial statements.

Commitments and Contingencies

The Company is a party to contracts with third party consultants, independent contractors and other service providers in which the Company has agreed to indemnify such parties against certain liabilities in connection with their performance.  Based on historical experience and the likelihood that such parties will ever make a claim against the Company, in the opinion of the Company’s management, the ultimate liabilities resulting from such indemnification obligations will not have a material adverse effect on its financial condition and results of operations and cash flows.

Viasystems provides that none of the directors and officers of the Company bear the risk of personal liability for monetary damages for breach of fiduciary duty as a director or officer except in cases where the action involves a breach of the duty of loyalty, acts in bad faith or intentional misconduct, the unlawful payment of dividends or repurchasing of capital stock, or transactions from which the director or officer derived improper personal benefits.

The Company is subject to various lawsuits and claims with respect to such matters as product liability, product development and other actions arising in the normal course of business.  In the opinion of the Company’s management, the ultimate liabilities resulting from such lawsuits and claims will not have a material adverse effect on its financial condition and results of operations and cash flows.

Earnings or Loss Per Share

The Company computes basic net earnings (loss) per share attributable to common stockholders by dividing its net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.

The components of the net loss per share attributable to common stockholders were as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2010	2009
Net (loss) income attributable to common stockholders	$(147,871)	$(16,584)

Weighted average shares used to compute basic and diluted net (loss) income per share	11,762,329	2,415,266
Net (loss) income per share attributable to common stockholders - basic and diluted	$(12.57)	$(6.87)

For the three months ended March 31, 2010 and 2009, stock options outstanding of 209,380 and 217,295, respectively, and outstanding warrants of 120,131, were excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.  The Class B Preferred, on an “as-converted basis,” of 612,824 shares was excluded from the computation of diluted net loss per share for the three months ended March 31, 2009, because their inclusion would be anti-dilutive.  The Company has excluded the Class B Preferred from the basic earnings per share calculation for the three months ended March 31, 2010 and 2009, as the preferred stockholders did not have a contractual right or obligation to share in the income or losses of the Company.

Fair Value of Financial Instruments

The Company measures the fair value of assets and liabilities using a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:  Level 1 - observable inputs such as quoted prices in active markets; Level 2 - inputs, other than quoted market prices in active markets, which are observable, either directly or indirectly; and Level 3 - valuations derived from valuation techniques in which one or more significant inputs are unobservable.  In addition, the Company may use various valuation techniques including the market approach, using comparable market prices; the income approach, using present value of future income or cash flow; and the cost approach, using the replacement cost of assets.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach (see Note 7).  When applicable, all such contracts covered by master netting agreements are reported net, with gross positive fair values netted with gross negative fair values by counterparty.  As quoted prices in active markets are not available for identical contracts, Level 2 inputs are used to determine fair value.  These inputs include quotes for similar but not identical derivative contracts and market interest rates that are corroborated with publicly available market information.

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

	March 31, 2010
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$237,325	$212,355	Long-term debt, less current maturities
Senior Subordinated Convertible Notes due 2013	1,410	1,410	Long-term debt, less current maturities
Senior Subordinated Notes due 2011	-	-
Senior Secured 2010 Credit Facility	-	-
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Guangzhou 2009 Credit Facility	10,000	10,000	Current maturities of long-term debt
Huiyang 2009 Credit Facility	5,200	5,200	Current maturities of long-term debt
Class A Junior preferred stock	-	-
Class B Senior Convertible preferred stock	-	-
Cash flow hedges	(207)	(207)	Accrued and other liabilities

	December 31, 2009
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$231,000	$211,956	Long-term debt, less current maturities
Senior Subordinated Convertible Notes due 2013	-	-
Senior Subordinated Notes due 2011	105,876	105,876	Current maturities of long-term debt
Senior Secured 2010 Credit Facility	-	-
Zhongshan 2010 Credit Facility	-	-
Guangzhou 2009 Credit Facility	10,000	10,000	Current maturities of long-term debt
Huiyang 2009 Credit Facility	-	-
Class A Junior preferred stock	124,943	118,836	Mandatory redeemable Class A Junior preferred stock
Class B Senior Convertible preferred stock	98,823	98,324	Redeemable Class B Senior Convertible preferred stock
Cash flow hedges	(327)	(327)	Accrued and other liabilities

The Company determined the fair values of the Senior Secured Notes due 2015 and the Senior Subordinated Notes due 2011 using quoted market prices for the notes.  The Company estimated the fair value of the Senior Subordinated Convertible Notes due 2013 to be their par value based upon the then open tender (see Note 5).  As the balance owed on the Zhongshan 2010 Credit Facility, the Guangzhou 2009 Credit Facility and the Huiyang 2009 Credit Facility (see Note 5) and the bear interest at a variable rate, the carrying value of the these debt instruments approximates their fair value.  The Company estimated the fair values of its preferred stock instruments to approximate the current liquidation value of each instrument at December 31, 2009.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued new guidance amending and clarifying requirements for fair value measurements.  The new guidance requires disclosure of transfers in and out of Level 1 and Level 2 inputs and a reconciliation of all activity in Level 3 inputs.  The Company adopted the new guidance as of March 31, 2010, and upon adoption there was no material effect on our financial position, results of operations or cash flows.

2.  The Merix Acquisition

On February 16, 2010, the Company acquired Merix Corporation (“Merix”) in a transaction pursuant to which Merix became a wholly owned subsidiary of the Company (the “Merix Acquisition”).  Merix was a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and China.  The Merix Acquisition increases the Company’s PCB manufacturing capacity by adding four additional PCB production facilities, adds North American quick-turn services capability and adds military and aerospace to the Company’s already diverse end-user markets.  The total consideration paid by the Company in the merger was $111,203, and included cash of $35,326 and 3,877,304 shares of common stock of the Company representing approximately 19.4% of the Company’s common stock.  Cash consideration paid in the merger included payments of $34,908 to the former holders of Merix Senior Subordinated Convertible Notes due 2013, payments of $25 in lieu of fractional shares issued to former Merix stockholders; and payments of $393 to Merix employees related to tax liabilities arising from the exercise of their Merix stock options upon the change in control.  Net sales of $42,038 attributable to the acquired Merix business subsequent to February 16, 2010, is included in the consolidated statement of operations for the period ended March 31, 2010.  Although the Company has made a reasonable effort to do so, synergies achieved through the integration of the acquired Merix business into the Company’s Printed Circuit Boards segment and the allocation of shared overhead specific to the acquired Merix business cannot be precisely determined.  Accordingly, the Company has deemed it impracticable to calculate the precise impact the acquired Merix business has had on its earnings for the quarter ending March 31, 2010.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Merix Acquisition as of February 16, 2010.  The estimated fair values are preliminary, subject to the finalization of valuation studies and certain tax returns.

Cash and equivalents	$13,667
Accounts receivable	50,049
Inventories	23,243
Property, plant and equipment	72,743
Property held for sale	12,379
Identifiable intangible assets	6,190
Goodwill	18,492
Other current and long-term assets	10,109
206,872

Accounts payable and other accrued liabilities	(69,558)
Convertible notes and other indebtedness	(7,039)
Accrued and deferred taxes	(15,585)
Other long-term liabilities	(807)
(92,989)
113,883
Less: noncontrolling interest	(2,680)
Net assets acquired	$111,203

Goodwill and Identifiable Intangible Assets

Goodwill of $18,492 is calculated as the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired; and represents the additional value to the Company expected to be derived from synergies in combining the business and other intangible benefits.  None of the goodwill is expected to be deductible for income tax purposes.  As of December 31, 2009, the Company had recorded goodwill of $79,485 from prior acquisitions which related entirely to its Printed Circuit Boards segment.  With the goodwill derived from the Merix Acquisition, the balance of goodwill as of March 31, 2010, is $97,977 which relates entirely to the Company’s Printed Circuit Boards segment.

Identifiable intangible assets acquired included Merix’s customer list, manufacturer sales representative network, and trade name, and were valued at $4,100, $1,700 and $390, respectively.  The value of the customer list and manufacturer sales representative network are being amortized over twelve years, and the value of the trade name is being amortized over two years.

Other Accrued Liabilities

In conjunction with the Merix Acquisition, the Company assumed obligations of $6,935 for certain Merix employee benefit related amounts that became payable as a result of the Merix Acquisition pursuant to terms of existing contractual agreements.

Noncontrolling Interest

In connection with the Merix Acquisition, the Company acquired a majority interest in manufacturing facilities in Huiyang and Huizhou, China, in which a noncontrolling interest holder retained an ownership of 5% and 15%, respectively.  The acquired noncontrolling interest was initially measured using the income approach based on a discounted cash flow methodology.  The noncontrolling interest is reported as a component of equity, and the net income attributable to the noncontrolling interest is reported as a reduction from net income (loss) to arrive at net income (loss) attributable to the Company’s common stockholders.  The Company leases the manufacturing facilities in Huiyang and Huizhou, China from the noncontrolling interest holder, and also purchases consulting and other services from the noncontrolling interest holder.  During the three months ended March 31, 2010, the Company paid the noncontrolling interest holder $133 related to rental and service fees.

Pro Forma Information (unaudited)

The following unaudited pro forma information presents the combined results of operations of Viasystems and Merix for the three months ended March 31, 2010 and 2009, as if the Merix Acquisition had been completed on January 1, 2010 and 2009, respectively, with adjustments to give effect to pro forma events that are directly attributable to the Merix Acquisition.  The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the companies, nor do they include restructuring expenses incurred related to the Merix Acquisition and the recapitalization.  Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma results of operations:

	Three Months Ended March 31,
	2010	2009
Net sales	$228,595	$184,158
Net income (loss)	$1,305	$(40,788)

Transaction costs

The Company recognized $3,861 of transaction costs related to the Merix Acquisition in selling, general and administrative expenses for the three months ended March 31, 2010, which consisted primarily of investment banker fees and legal and accounting costs.  Total acquisition related transaction costs incurred by the Company, excluding costs incurred by Merix prior to the acquisition, totaled $7,909.

3.      Inventories

The composition of inventories is as follows:

	March 31, 2010	December 31, 2009
Raw materials	$24,272	$15,090
Work in process	23,096	15,720
Finished goods	26,725	18,387
Total	$74,093	$49,197

Inventories are stated at the lower of cost (valued using the first-in, first-out method) or market.  In connection with the Merix Acquisition, the Company acquired inventory which was recorded at its fair value of $23,243.  The estimate of fair value included an adjustment of $933 to increase the carrying value of finished goods and work in progress inventories such that it approximated its selling price less an estimated profit from the selling effort.

4.      Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	March 31, 2010	December 31, 2009
Land and buildings	$81,492	$54,603
Machinery, equipment and systems	479,750	427,619
Leasehold improvements	43,332	42,102
Construction in progress	2,827	1,063
	607,401	525,387
Less: Accumulated depreciation	(339,441)	(326,343)
Total	$267,960	$199,044

In connection with the Merix Acquisition, the Company acquired property, plant and equipment which was recorded at its fair value of $72,743 including land and buildings of $26,889, machinery and equipment of $43,563, leasehold improvements of $962 and construction in process of $1,329.

5.      Credit Facilities and Long-term Debt

The composition of long-term debt is as follows:

	March 31, 2010	December 31, 2009

Senior Secured Notes due 2015, net	$212,355	$211,956
Senior Subordinated Convertible Notes due 2013	1,410	-
Senior Subordinated Notes due 2011	-	105,876
Senior Secured 2010 Credit Facility	-	-
Zhongshan 2010 Credit Facility	10,000	-
Guangzhou 2009 Credit Facility	10,000	10,000
Huiyang 2009 Credit Facility	5,200	-
Capital leases	3,475	3,048
	242,440	330,880
Less: Current maturities	(27,798)	(118,207)
	$214,642	$212,673

As of March 31, 2010, $25,200 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $300, and approximately $91,500 of the credit facilities were unused and available.

Senior Secured Notes due 2015

The Company’s $220,000 12% Senior Secured Notes due 2015 (the “2015 Notes”) were issued at an original issue discount (“OID”) of 96.269%.  The OID was recorded on the Company’s balance sheet as a reduction of the liability for the 2015 Notes, and is being amortized to interest expense over the life of the 2015 Notes.  As of March 31, 2010, the unamortized OID was $7,645.

Senior Subordinated Convertible Notes due 2013

In connection with the Merix Acquisition, the Company assumed $1,410 of convertible senior subordinated debt obligations which mature on May 15, 2013, and bear interest at the rate of 4.0% per year (the “2013 Notes.”)  Interest is payable in arrears on May 15, and November 15, of each year.  Pursuant to the terms of the indenture governing the 2013 Notes and the merger agreement between the Company and Merix, the 2013 Notes are convertible at the option of the holder into shares of the Company’s common stock at a ratio of 7.367 shares per $1,000 principal amount subject to certain adjustments.  This is equivalent to a conversion price of $135.74 per share.  The 2013 Notes are general unsecured obligations of the Company and are subordinate in right of payment to all the Company’s existing and future senior debt.  On April 15, 2010, the Company redeemed $515 aggregate principal amount of the 2013 Notes pursuant to a tender offer, leaving $895 aggregate principle amount of the 2013 Notes remaining outstanding.

Senior Subordinated Notes due 2011

In January 2010, the Company redeemed all of its 10.5% Senior Subordinated Notes due 2011.  In connection with the redemption, the Company incurred a $706 loss on the early extinguishment of the debt.  Restricted cash of $105,734, which was held in escrow as of December 31, 2009, was used to fund the redemption.

Senior Secured 2010 Credit Facility

On February 16, 2010, the Company entered into a senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility”), with Wachovia Capital Finance Corporation (New England), which provides a secured revolving credit facility in an aggregate principal amount of up to $75,000 with an initial maturity of four years. The annual interest rates applicable to loans under the Senior Secured 2010 Credit Facility are, at the Company’s option, either the Base Rate or Eurodollar Rate (each as defined in the Senior Secured 2010 Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to the Company’s Quarterly Average Excess Availability (as defined in the Senior Secured 2010 Credit Facility) and ranges from 2.00% to 2.50% for Base Rate loans and 3.50% to 4.00% for Eurodollar Rate loans. In addition, the Company is required to pay an Unused Line Fee and other fees defined in the Senior Secured 2010 Credit Facility.  The Company incurred $2,211, including $2,159 incurred during the three months ended March 31, 2010, of deferred financing fees related to the Senior Secured 2010 Credit Facility which have been capitalized and will be amortized over the life of the facility.

The Senior Secured 2010 Credit Facility is guaranteed by and secured by substantially all of the assets of the Company’s current and future domestic subsidiaries, subject to certain exceptions as set forth in the Senior Secured 2010 Credit Facility. The Senior Secured 2010 Credit Facility contains certain negative covenants restricting and limiting the Company’s ability to, among other things:

• incur debt, incur contingent obligations and issue certain types of preferred stock;
• create liens;
• pay dividends, distributions or make other specified restricted payments;
• make certain investments and acquisitions;
• enter into certain transactions with affiliates; and
• merge or consolidate with any other entity or sell, assign, transfer, lease, convey or otherwise dispose of assets.

The Senior Secured 2010 Credit Facility includes a financial covenant requirement that, if the Excess Availability (as defined in the Senior Secured 2010 Credit Facility) is less than $15,000, then the Company must maintain, on a monthly basis, a minimum fixed charge coverage ratio of 1.1.  As of March 31, 2010, the Senior Secured 2010 Credit Facility was undrawn, and approximately $50,766 was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

In March 2010, the Company’s Kalex Multi-Layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary consummated a 200 million Renminbi (approximately $29,298 U.S. dollars based on the exchange rate as of March 31, 2010) revolving credit facility (the “Zhongshan 2010 Credit Facility”) with China Construction Bank, Zhongshan Branch.  The Zhongshan 2010 Credit Facility provides for borrowings denominated in Renminbi and foreign currencies, including the U.S. dollar.  Borrowings are guaranteed by KMLCB’s sole Hong Kong parent company, Kalex Circuit Board (China) Limited.  This revolving credit facility is renewable annually upon mutual agreement.  Loans under the credit facility bear interest at the rate of (i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or (ii) the interest rate quoted by the Peoples Bank of China for Renminbi denominated loans.  The Zhongshan 2010 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  As of March 31, 2010, $10,000 in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of LIBOR plus 3.0%, and approximately $19,298 of the revolving credit facility was unused and available.

Guangzhou 2009 Credit Facility

As of March 31, 2010, $10,000 in U.S. dollar loans was outstanding under the Guangzhou 2009 Credit Facility at a rate of LIBOR plus 0.5% and approximately $19,298 of the revolving credit facility was unused and available.

Huiyang 2009 Credit Facility

In connection with the Merix Acquisition, the Company assumed a $5,200 debt obligation under a 50 million Renminbi (approximately $7,325 U.S. dollars based on the exchange rate as of March 31, 2010) revolving credit facility (the “Huiyang 2009 Credit Facility”) between its Merix Printed Circuits Technology Limited subsidiary and Industrial and Commercial Bank of China, Limited (“ICBC”).  The Huiyang 2009 Credit Facility provides for borrowings denominated in Renminbi and foreign currencies, including the U.S. dollar.  Borrowings are secured by a mortgage lien on the building and land lease at the Company’s manufacturing facility in Huiyang, China.  This revolving credit facility is renewable annually upon mutual agreement.  Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated before each U.S. dollar denominated loan, ii) an annual fixed rate negotiated before each U.S. dollar denominated loan or iii) an interest rate based on the base lending rate published by ICBC.  The Huiyang 2009 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however there are no financial covenants contained in this facility.  As of March 31, 2010, $5,200 in U.S. dollar loans was outstanding under the Huiyang 2009 Credit Facility at a weighted average rate of 1.68%, and approximately $2,125 of the revolving credit facility was unused and available.

Capital Leases

In connection with the Merix Acquisition, in February 2010 the Company assumed $429 of obligations under capital leases.  The assets under capital lease include transportation and other equipment which was recorded at its fair value upon acquisition of $427.

6.      Restructuring and Impairment

During the three months ended March 31, 2010, the Company initiated certain actions to realize certain cost synergies which it had identified while pursuing the Merix Acquisition (the “2010 Acquisition Restructuring”). These actions included staff reductions and the consolidation of certain sales and administrative offices.

The reserve for restructuring activities at March 31, 2010, also includes accruals for liabilities incurred as part of i) restructuring activities initiated during the fourth quarter of 2008 related to the global economic recession, which included the shutdown of the Company’s metal fabrication facility in Milwaukee, Wisconsin, as well as workforce reductions across the Company’s global operations (the “2008 Restructuring”) and ii) restructuring activities initiated during 2001 as a result of the economic downturn that began in 2000 and continued into early 2003 and resulted in asset impairments, plant shutdowns and downsizings which continued through 2005 (the “2001 Restructuring”).

As of March 31, 2010, the reserve for restructuring and impairment charges include $2,375, $350 and $685, related to the 2010 Acquisition Restructuring, the 2008 Restructuring and the 2001 Restructuring, respectively.  The following tables summarize changes in the reserve for restructuring charges for the three months ended March 31, 2010 and 2009:

		Three Months Ended March 31, 2010
	Balance at 12/31/09	Charges	Cash Payments	Adjustments		Balance at 3/31/10
Restructuring Activities:
Personnel and severance	$843	$824	$(596)	$-		$1,071
Lease and other contractual commitments	2,481	5,485	(6,367)	740	(a)	2,339
Total restructuring charges	$3,324	$6,309	$(6,963)	$740		$3,410

		Three Months Ended March 31, 2009
	Balance at 12/31/08	Charges	Cash Payments	Adjustments		Balance at 3/31/09
Restructuring Activities:
Personnel and severance	$8,896	$268	$(5,562)	$-		$3,602
Lease and other contractual commitments	3,226	455	(315)	58	(b)	3,424
Total restructuring charges	$12,122	$723	$(5,877)	$58		$7,026

(a)	Represents $732 of restructuring liabilities assumed in the Merix Acquisition, and $8 of accretion of interest on discounted restructuring liabilities.
(b)	Represents accretion of interest on discounted restructuring liabilities.

The Company recorded $6,309 of restructuring charges for the three months ended March 31, 2010, of which $2,246 was incurred in the Printed Circuit Boards segment related to the 2010 Acquisition Restructuring, and $4,063 of which was incurred in “Other” which primarily related to the cancellation of the monitoring and oversight agreement with Hicks, Muse & Co. Partners L.P., an affiliate of HMTF, in connection with the Recapitalization Agreement (see Note 1). The charges related to the 2010 Acquisition Restructuring include $1,096 related to personnel and severance and $1,150 related to lease termination and other costs.  The Company estimates the total cost of 2010 Acquisition Restructuring will approximate $3,150, of which approximately $2,000 relates to personnel and severance costs and $1,150 relates to lease termination and other costs.  The Company expects these costs will all be incurred in the Printed Circuit Boards segment.

7.      Derivative Financial Instruments and Cash Flow Hedging Strategy

The Company uses foreign exchange forward contracts that are designated and qualify as cash flow hedges to manage certain of its foreign exchange rate risks.  The Company’s objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements.  The Company’s foreign currency exposure arises from the transacting of business in a currency other than the U.S. dollar, which is the currency in which the Company incurs the majority of its costs.

The Company’s decision to enter into foreign exchange forward contracts is made after considering future use of foreign currencies, desired foreign exchange rate sensitivities and the foreign exchange rate environment.  Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments to be used and the hedged items, as well as the risk management objective for undertaking the hedge transactions.  The maximum term over which the Company hedges exposure to the exchange rate variability of future cash flows is generally less than one year.

The Company recognizes all of its derivative contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value (see Note 1) through adjustments to other comprehensive income, current earnings, or both, as appropriate.  Accumulated other comprehensive income as of March 31, 2010, and December 31, 2009, included an unrecognized loss on derivatives of $207 and $327, respectively.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs (see Note 1).  As of March 31, 2010 and 2009, all of the Company’s derivatives were in the form of Chinese Renminbi (“RMB”) foreign exchange forward contracts which were designated and qualified as cash flow hedging instruments.  The following table summarizes the Company’s outstanding derivative contracts:

	March 31, 2010	December 31, 2009
Notional amount in Chinese RMB	476,760	480,000
Weighted average remaining maturity in months	4.4	4.0
Weighted average exchange rate to one U.S. Dollar	6.776	6.770
Deferred loss measured at fair value	$207	$327
Balance sheet location of deferred loss	Accrued and other liabilities	Accrued and other liabilities

Amounts received or paid to settle foreign exchange forward contracts are recorded in cost of goods sold at the time of settlement.  For the three months ended March 31, 2010 and 2009, losses of $178 and $761, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts.

8.      Stock-based Compensation

Stock compensation expense was recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2010	2009
Cost of goods sold	$27	$25
Selling, general and administrative	103	189
	$130	$214

The following table summarizes the stock option activity from January 1, 2010, through March 31, 2010:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	209,435	$150.99
Granted	-	-
Exercised	-	-
Forfeited	88	150.99
Outstanding at March 31, 2010	209,347	150.99

Options exercisable at March 31, 2010	205,192	150.99

There were no options granted during the three months ended March 31, 2010 and 2009.

On April 15, 2010, the board of directors adopted, subject to approval of the Company’s stockholders, the Viasystems Group, Inc. 2010 Equity Incentive Plan (the “2010 Plan”), which provides for grants of stock options, restricted stock awards and other stock-based awards to the Company’s employees and directors.  Subject to additions and adjustments, 3,000,000 shares are authorized for granting under the 2010 Plan.  On May 11, 2010, the board of directors approved initial stock option grants under the 2010 Plan representing 975,594 shares.  In addition, the board of directors approved the issuance of restricted stock awards representing 246,805 shares, which is subject to and effective as of the date of the approval of the 2010 Plan by the Company’s stockholders.

9.  Income Taxes

The Company’s income tax provision relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in the Company’s U.S. and other tax jurisdictions, the Company has not recognized certain income tax benefits in such jurisdictions for the Company’s substantial interest expense, among other expenses.

In connection with the Merix Acquisition, the Company assumed liabilities for uncertain tax positions of $11,480, which primarily relate to the manufacturing facilities acquired in China.

10.      Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended March 31,
	2010	2009
Net loss	$(11,943)	$(14,500)
Change in fair value of derivatives, net of taxes of $0	120	2,734
Comprehensive loss	$(11,823)	$(11,766)

11.      Business Segment Information

The Company operates in two segments: (i) Printed Circuit Boards and (ii) Assembly.  The Printed Circuit Boards segment consists of printed circuit board manufacturing facilities located in the United States and China.  These facilities manufacture double-sided and multi-layer printed circuit boards and backpanels.  The Assembly segment consists of assembly operations including backpanel assembly, printed circuit board assembly, cable assembly, custom enclosures, and full system assembly and testing.  The assembly operations are conducted in manufacturing facilities in China and Mexico.  Assets and liabilities of the Company’s corporate headquarters, along with those of its closed printed circuit board and assembly operations, have not been allocated and remain in “Other” for purpose of segment disclosures.  Operating expenses of the Company’s corporate headquarters are allocated to each segment based on a number of factors, including sales.

Total assets by segment are as follows:

	March 31, 2010	December 31, 2009
Total assets:
Printed Circuit Boards	$625,833	$382,238
Assembly	78,393	85,448
Other	24,856	189,552
	$729,082	$657,238

Net sales and operating income (loss) by segment, together with a reconciliation to (loss) income before income taxes, are as follows:

	Three Months Ended March 31,
	2010	2009
Net sales to external customers:
Printed Circuit Boards	$150,602	$77,621
Assembly	36,038	35,637
Other	-	10,179
Total	$186,640	$123,437

Intersegment sales:
Printed Circuit Boards	$2,147	$2,434
Assembly	-	9
Other	-	185
Total	$2,147	$2,628

Operating (loss) income:
Printed Circuit Boards	$9,427	$(4,312)
Assembly	994	1,611
Other	(7,924)	(649)
Total	2,497	(3,350)

Interest expense, net	8,902	8,095
Loss on early extinguishment of debt	706	-
Amortization of deferred financing costs	466	516
Other, net	515	122
(Loss) income before income taxes	$(8,092)	$(12,083)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

We have made certain “forward-looking” statements in this Quarterly Report on Form 10-Q under the protection of the safe harbor of forward-looking statements within the meaning of the Private Securities Litigation Act.  Such forward-looking statements include those statements made in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “anticipates,” “intends,” “plans,” “estimates” or the negative thereof or other similar expressions or comparable terminology.

Forward-looking statements involve risks, uncertainties and assumptions and are not guarantees of future events and results.  Actual results may differ materially from anticipated results expressed or implied in these forward-looking statements.  You should not put undue reliance on any forward-looking statements.  We do not have any intention or obligation to update forward-looking statements after we file this Quarterly Report on Form 10-Q.

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements.  These factors include, but are not limited to, global economic conditions, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, failure to realize the expected benefits of the acquisition of Merix Corporation (“Merix”) and the incurrence of significant related costs, our ability to protect our patents and trade secrets, environmental laws and regulations, our substantial indebtedness and our ability to comply with the terms thereof and being controlled by VG Holdings, LLC (“VG Holdings”).  Please refer to the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2009, for additional factors that could materially affect our financial performance.

Overview

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electromechanical solutions (“E-M Solutions”).  PCBs serve as the “electronic backbone” of almost all electronic equipment, and our E-M Solutions products and services integrate PCBs and other components into finished or semi-finished electronic equipment, which include custom and standard metal enclosures, metal cabinets, metal racks and sub-racks, backplanes, cable assemblies and busbars.  As of March 31, 2010, we have ten manufacturing facilities, including two in the United States, and eight located outside the United States to take advantage of low cost, high quality manufacturing environments.  Of the manufacturing facilities located outside the United States, seven are in The People’s Republic of China (“China”) and one is in Mexico.  In order to support our customers’ local needs, we also maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

We are a supplier to over 800 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel-Lucent SA, Autoliv, Inc., Bosch Group, Ciena Corporation, Cisco Systems, Inc., Continental AG, Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Harris Communications, Hewlett-Packard Company, Huawei Technologies Co. Ltd., Motorola Inc., Rockwell Automation, Inc., Rockwell Collins, Siemens AG, Silver Springs Network, Sun Microsystems, Inc. Tellabs, Inc., TRW Automotive Holdings Corp. and Xyratex Ltd.  We have good working relationships with industry-leading contract manufacturers such as Celestica, Inc. and Jabil Circuit, Inc., and we supply PCBs and E-M Solutions products to these customers as well.

The Merix Acquisition

On February 16, 2010, we acquired Merix in a transaction pursuant to which Merix became a wholly owned subsidiary of our company (the “Merix Acquisition”).  Merix was a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and China.  The Merix Acquisition increases our PCB manufacturing capacity by adding four additional PCB production facilities, adds North American quick-turn services capability and adds military and aerospace to our already diverse end-user markets.  The consideration paid in the Merix Acquisition was valued at $111.2 million and included cash of $35.3 million and common stock of our company representing, after giving effect to the Recapitalization Agreement (see below), approximately 19.4% of the total outstanding amount of our common stock.  On a preliminary basis, we have recorded the assets acquired and liabilities assumed from Merix at their estimated fair values.

Recapitalization Agreement

In connection with the Merix Acquisition, on February 11, 2010, pursuant to an agreement dated October 6, 2009, (the “Recapitalization Agreement”), by and among us and affiliates of Hicks, Muse, Tate & Furst, Incorporated (“HMTF”), affiliates of GSC Recovery II, L.P. (“GSC”) and TCW Shared Opportunities Fund III, L.P. (“TCW” and together with HMTF and GSC, the “Funds”), we and the Funds approved a recapitalization of our company such that (i) each outstanding share of common stock was exchanged for 0.083647 shares of common stock, (ii) each outstanding share of our Mandatory Redeemable Class A Junior Preferred Stock (the “Class A Preferred”) was reclassified as, and converted into, 8.478683 shares of newly issued common stock and (iii) each outstanding share of our Redeemable Class B Senior Convertible Preferred Stock (the “Class B Preferred”) was reclassified as, and converted into, 1.416566 shares of newly issued common stock.

As a result of the completion of the recapitalization and the Merix Acquisition, (i) the holders of our common stock prior to the recapitalization received 2,415,266 shares of our common stock, (ii) the holders of our Class A Preferred prior to the recapitalization received 7,658,187 newly issued shares of our common stock, (iii) the holders of our Class B Preferred prior to the recapitalization received 6,028,258 newly issued shares of our common stock, (iv) the holders of the Merix common stock prior to the closing of the Merix Acquisition received 2,479,053 newly issued shares of our common stock and (v) the holders of Merix’ convertible notes prior to the closing of the Merix Acquisition received a cash payment of approximately $34.9 million and 1,398,251 newly issued shares of our common stock.  The total issued and outstanding common stock immediately after the closing of the Merix Acquisition was 19,979,015 shares.

New Stockholder Agreement

Pursuant to the terms of the Recapitalization Agreement, in connection with the closing of the Merix Acquisition, on February 11, 2010, we entered into a new stockholder agreement (the “2010 Stockholder Agreement”), by and among us and VG Holdings, LLC (“VG Holdings”) which was formed by the Funds and which holds approximately 77.8% of our common stock.  Under the terms of the 2010 Stockholder Agreement, VG Holdings has the right, subject to certain reductions, to designate up to five directors to serve on the board of directors of the Company.  Subject to certain exceptions, VG Holdings agreed not to sell any of our common stock held by VG Holdings for 180 days after the closing of the Merix Acquisition.  In addition, the 2010 Stockholder Agreement provides VG Holdings with certain registration rights related to its shares of our common stock.  The 2010 Stockholder Agreement will terminate on February 11, 2020.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions. We believe that some of our accounting policies involve a higher degree of judgment and complexity than others. As of December 31, 2009, our critical accounting policies included revenue recognition, accounts receivable and the allowance for doubtful accounts, inventories, long-lived assets, goodwill, income taxes, derivatives financial instruments and fair value measurements. These critical accounting policies are discussed more fully in our annual report on Form 10-K for the year ended December 31, 2009. We have added accounting for acquisitions as a critical accounting policy in 2010 as a result of the Merix Acquisition. There have been no other changes in the Company’s evaluation of our critical accounting policies since December 31, 2009.

Accounting for Acquisitions

The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their estimated fair value as of that date.  Extensive use of estimates and judgments are required to allocate the consideration paid in a business combination to the assets acquired and liabilities assumed.  If necessary, these estimates can be revised during an allocation period when information becomes available to further define and quantify the value of assets acquired and liabilities assumed.  The allocation period does not exceed a period of one-year from the date of acquisition.  To the extent additional information to refine the original allocation becomes available during the allocation period, the purchase price allocation would be adjusted accordingly. Should information become available after the allocation period, the effects would be reflected in operating results.

Results of Operations

Three Months Ended March 31, 2010, Compared with the Three Months Ended March 31, 2009

Net Sales.  Net sales for the three months ended March 31, 2010, were $186.6 million, representing a $63.2 million, or 51.2%, increase from net sales during the same period in 2009.  Driving this increase were $42.0 million of sales from new manufacturing facilities acquired in the Merix Acquisition, as well as a 27.7% increase in sales at legacy Viasystems Printed Circuit Boards and Assembly facilities, partially offset by a $10.2 million decline in sales resulting from the closure of our Milwaukee facility in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales increased by approximately $44.4 million or 24.1% to $228.6 million for the three months ended March 31, 2010, as compared to the same period in 2009.  While we are encouraged by this apparent market rebound, our visibility to future demand trends remains limited.

Net sales by end-user market for the three months ended March 31, 2010 and 2009, on a historical basis, and as of March 31, 2010 and 2009, on a pro forma basis as if the Merix Acquisition had been completed on January 1, 2010 and 2009, respectively, were as follows:

	Historical		Proforma
End-User Market (dollars in millions)	2010	2009	2010	2009
Automotive	$72.4	$39.6	$80.6	$50.1
Industrial & Instrumentation, Medical, Consumer and Other	44.4	34.1	53.9	45.2
Telecommunications	39.3	39.6	50.9	59.3
Computer and Datacommunications	25.3	10.1	32.9	22.1
Military and Aerospace	5.2	-	10.3	7.5
Total Net Sales	$186.6	$123.4	$228.6	$184.2

Our net sales of products for end use in the automotive market increased by approximately $32.8 million or 82.8% during the three months ended March 31, 2010, compared to the same period in 2009 due to $9.1 million of sales from new manufacturing facilities acquired in the Merix Acquisition, as well as a 59.8% increase in sales at legacy Viasystems facilities which was driven by increased global demand from our automotive customers.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for end use in this market increased by approximately $30.5 million or 60.9% to $80.6 million for the three months ended March 31, 2010, as compared to the same period in 2009.

Net sales of products ultimately used in the industrial & instrumentation, medical, consumer and other markets, increased by approximately $10.3 million or 30.2% compared to the same period in 2009 due to $8.2 million of sales from new manufacturing facilities acquired in the Merix Acquisition, as well as a 49.0% increase in sales at legacy Viasystems facilities partially offset by a $9.8 million decline in sales resulting from the closure of our Milwaukee facility in 2009.  The increase in net sales at our legacy Viasystems facilities was driven primarily by increased global demand, including wind power related programs, as well as new customer and program wins.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for end use in this market increased by approximately $8.7 million or 19.3% to $53.9 million for the three months ended March 31, 2010, as compared with the same period in 2009.

Net sales of products ultimately used in the telecommunications market were essentially flat for the quarter ended March 31, 2010, as compared to the quarter ended March 31, 2009, as $11.8 million of sales from new manufacturing facilities acquired in the Merix Acquisition were offset by an approximately $12.1 million, or 30.6%, decline in sales at legacy Viasystems facilities.  Spending stimulus projects sponsored by the Chinese government which had driven sales levels in the telecommunications market during the first quarter of 2009 did not recur in the first quarter of 2010.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in this end market decreased by approximately $8.4 million or 14.2% to $50.9 million for the three months ended March 31, 2010, as compared to the same period in 2009.

An approximate $15.2 million or 150.5% increase in first quarter net sales of our products for use in the computer and datacommunications markets, as compared to the same period in the prior year, is primarily the result $7.7 million of sales from new manufacturing facilities acquired in the Merix Acquisition, as well as a 74.3% increase in sales at legacy Viasystems facilities which was driven by increased global demand from our computer and data communication customers.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in this end market increased by approximately $10.8 million or 48.9% to $32.9 million for the three months ended March 31, 2010, as compared with the same period in 2009.

With the Merix Acquisition the Company began supplying customers in the military and aerospace end user market.  Sales to this end user market were $5.2 million for the quarter ended March 31, 2010. Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in the military and aerospace end user market increased by approximately $2.8 million or 37.3% to $10.3 million for the three months ended March 31, 2010, as compared with the same period in 2009.

Net sales by segment for the three months ended March 31, 2010 and 2009, were as follows:

Segment (dollars in millions)	2010	2009
Printed Circuit Boards	$152.7	$80.1
Assembly	36.0	35.7
Other	-	10.3
Eliminations	(2.1)	(2.7)
Total Net Sales	$186.6	$123.4

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended March 31, 2010, increased by $72.6 million, or 90.6% to $152.7 million.  The increase is a result of $42.0 million of sales from new manufacturing facilities acquired in the Merix Acquisition, as well as an increase in volume of more than 51.0% at legacy Viasystems facilities which was driven by increased demand across all end-user market segments with the exception of telecommunications.

Assembly segment net sales increased by $0.3 million, or 0.8%, to $36.0 million for the three months ended March 31, 2010, compared with the first quarter of 2009.  The increase was primarily the result of improved demand in wind power related programs in our industrial & instrumentation, medical, consumer and other end markets,  partially offset by reduced demand in the telecommunications end-user markets.

Other sales relate to our Milwaukee manufacturing facility, which for segment reporting purposes, are included in “Other” as a result of its closure in May 2009.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the three months ended March 31, 2010, was $146.1 million, or 78.3% of consolidated net sales.  This represents a five percentage point improvement from the 83.3% of consolidated net sales for the first quarter of 2009.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs.  Cost of goods sold for the first quarter of 2010, as compared to the same period in the prior year, was positively impacted by higher sales volumes and the positive effects of the restructuring that occurred during the first half of 2009.  With the successful implementation of our restructuring plans during 2009, going into 2010 our overhead costs and operating expenses are better aligned with sales demand.

In accordance with purchase accounting rules, the inventory acquired from Merix as part of the Merix Acquisition was written up to its fair value, which for work in progress and finished goods approximated its selling price less an estimated profit from the selling effort.  As a result, cost of goods sold during the first quarter of 2010 reflected the inventory fair value adjustment of approximately $0.9 million, which negatively impacted the ratio of cost of goods sold to net sales.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in sales volume for the segment drive similar trends in cost of goods sold.  Costs as a percentage of sales during the first quarter were negatively impacted by product mix.

Based on discussions with suppliers and changes in compensation laws, we expect to experience significant pressures on materials cost and wages as we move through the year.

Selling, General and Administrative Costs.  Selling, general and administrative costs increased $8.5 million or 83.2%, to $18.7 million for the three months ended March 31, 2010, compared to the same period in the prior year.  The increase relates primarily to $3.9 million of acquisition related costs, costs associated with new manufacturing, sales and administrative sites acquired with the Merix Acquisition and additional incentive compensation expense.

Depreciation.  Depreciation expense for the three months ended March 31, 2010, was $12.6 million, including $11.5 million related to our Printed Circuit Boards segment and $1.1 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment was essentially flat compared to the same period last year primarily as a result of reduced investments in new equipment in 2009, offset by approximately 1.5 months of depreciation on fixed assets acquired through the Merix Acquisition. Depreciation expense in our Assembly segment decreased by approximately $0.1 million compared to the same period last year primarily due to reduced investments in new equipment in 2009.

Restructuring and Impairment.  During the three months ended March 31, 2010, we initiated certain actions to realize certain cost synergies which it had identified while pursuing the Merix Acquisition. These actions included staff reductions and the consolidation of certain sales and administrative offices.  For the three months ended March 31, 2010, we recorded restructuring charges of approximately $6.3 million, which included approximately $0.8 million related to personnel and severance and approximately $5.5 million related to leases and other contractual commitments.  Charges related to other contractual commitments included $4.1 million related to the cancellation of the monitoring and oversight agreement with Hicks Muse & Co. Partners L.P., an affiliate of HMTF, in connection with the Recapitalization Agreement. We expect we will incur additional restructuring charges of approximately $0.9 million in 2010 related to personnel and severance costs associated with achieving synergies from the Merix Acquisition.

Operating Income (Loss).  Operating income of $2.5 million for the three months ended March 31, 2010, represents an increase of $5.9 million compared to operating loss of $3.4 million during the three months ended March 31, 2009.  The primary sources of operating income (loss) for the three months ended March 31, 2010 and 2009, were as follows:

Source (dollars in millions)	2010	2009
Printed Circuit Boards segment	$9.4	$(4.3)
Assembly segment	1.0	1.6
Other	(7.9)	(0.7)
Operating income (loss)	$2.5	$(3.4)

Operating income from our Printed Circuit Boards segment increased by $13.7 million to $9.4 million for the three months ended March 31, 2010, compared to $4.3 million of operating loss for the same period in the prior year.  The increase is primarily the result of increased sales volume and the positive effect of the restructuring activities undertaken in 2009, partially offset by increased selling, general and administrative expense and restructuring charges of $2.2 million related to the Merix Acquisition.

Operating income from our Assembly segment was $1.0 million for the three months ended March 31, 2010, compared to operating income of $1.6 million in the first quarter of 2009.  The decrease is primarily the result of product mix.

Operating loss in the “Other” segment relates to $4.1 million of restructuring charges and $3.9 million of merger related professional fees and other costs related to the Merix Acquisition.

Adjusted EBITDA.  We measure our performance primarily through our operating income.  In addition to our consolidated financial statements presented in accordance with U.S. GAAP, management uses certain non-U.S. GAAP financial measures, including “Adjusted EBITDA.”  Adjusted EBITDA is not a recognized financial measure under U.S. GAAP, and does not purport to be an alternative to operating income or an indicator of operating performance.  Adjusted EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flows or results of operations.

Our board of directors, lenders and management use Adjusted EBITDA primarily as an additional measure of operating performance for matters including executive compensation and competitor comparisons.  In addition the use of this non-U.S. GAAP measure provides an indication of our ability to service debt, and we consider it an appropriate measure to use because of our highly leveraged position.

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

We use Adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact future operating cash flows as follows:

•
Restructuring and Impairment Charges – which consist primarily of facility closures and other headcount reductions.  Historically, a significant amount of these restructuring charges are non-cash charges related to the write-down of property, plant and equipment to estimated net realizable value.  We exclude these restructuring and impairment charges to more clearly reflect our ongoing operating performance.

•
Stock Compensation – non-cash charges associated with recognizing the fair value of stock options granted to employees.  We exclude these charges to more clearly reflect a comparable year-over-year cash operating performance.

•
Costs Relating to the Merger – professional fees and other non-recurring costs and expenses related to the Merix Acquisition.  We exclude these costs and expenses because they are not representative of our customary operating expenses.

Reconciliations of operating income to Adjusted EBITDA for the three months ended March 31, 2010 and 2009, were as follows:

	Three Months Ended March 31,
Source (dollars in millions)	2010	2009
Operating (loss) income	$2.5	$(3.4)
Add-back:
Depreciation and Amortization	13.0	13.0
Restructuring and impairment	6.3	0.7
Non-cash stock compensation expense.	0.1	0.2
Costs relating to the merger	4.8	-
Adjusted EBITDA	$26.7	$10.5

Adjusted EBITDA increased by $16.2 million, or 154.3%, primarily as a result of a 51.2% increase in net sales, and a five percentage point improvement in costs of goods sold relative to net sales.

Interest Expense, net.  Interest expense, net of interest income, was $8.9 million for the three month period ended March 31, 2010, compared to $8.1 million of interest expense, net of interest income, for the quarter ended March 31, 2009.  Interest expense related to our 12.0% Senior Secured Notes due 2015 (the “2015 Notes”) is approximately $7.0 million in each quarter as the $220 million principal, the 12.0% interest rate and the amortization of the $8.2 million original issue discount remain unchanged since the notes were issued in 2009.  The $0.8 million increase in interest expense for the quarter ended March 31, 2010, as compared to the same period in the prior year, is primarily a result of the $1.7 million incremental quarterly interest cost associated with the 2015 Notes as compared to the 2011 Senior Subordinated 10.5% Notes which were partially retired during the fourth quarter of 2009 with the balance retired on January 15, 2010, and interest associated with indebtedness acquired as part of the Merix Acquisition, partially offset by lower interest expense in the quarter associated with the Class A Preferred which was exchanged for common stock on February 11, 2010.

Income Taxes.  Income tax expense of $3.9 million for the three months ended March 31, 2010, compares to income tax expense of $2.4 million for the quarter ended March 31, 2009.  Our income tax provision relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized certain income tax benefits in such jurisdictions for the Company’s substantial interest expense, among other expenses.

Liquidity and Capital Resources

Cash Flow

We believe that cash flow from operations and available cash on hand will be sufficient to fund our capital expenditures and other currently anticipated cash needs.  Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control.  We cannot be assured however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under our credit facilities or that we will be able to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness.

Our principal liquidity requirements will be for i) $13.2 million semi-annual interest payments required in connection with our $220 million 2015 Notes, payable in January and July each year (beginning in July 2010), ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment, v)  debt service requirements in connection with our credit facilities and vi) cash needs associated with the integration of Merix into our company.  In addition, the potential for acquisitions of other businesses by us in the future may require additional debt or equity financing.

Net cash used in operating activities for the three months ended March 31, 2010, was $4.4 million and net cash provided by operating activities for the three months ended March 31, 2009, was $7.5 million.  The reduction in net cash from operating activities is primarily due to investments in working capital in order to support the higher sales levels.

Net cash used in investing activities was $31.2 million for the three months ended March 31, 2010, compared to $4.6 million for the three months ended March 31, 2009, and relates to cash consideration of $35.3 million paid in the Merix Acquisition, cash acquired in the Merix Acquisition of $13.7 million, and capital expenditures of $9.5 million.  Given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions.  Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards.  The spending required to meet our customer’s requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities.  Total capital expenditures by our Printed Circuit Boards segment for the three months ended March 31, 2010 and 2009, were $8.9 million, and $4.3 million, respectively.

Net cash provided by financing activities was $7.6 million for the three months ended March 31 2010, which related to borrowings on our Zhongshan 2010 Credit Facility, partially offset by financing fees on our Senior Secured 2010 Credit Facility, and repayments of capital lease obligations.  The repayment of the 2011 Notes in January 2010, was funded by restricted cash held in escrow since the issuance of the 2015 Notes in 2009.

Financing Arrangements

During the quarter ended March 31, 2010, we successfully recapitalized our company by exchanging our Class A Preferred, which was classified as debt, and Class B Preferred, which was classified as temporary equity, into common stock, which eliminated approximately $120.2 million of debt associated with the Class A Preferred and resulted in an increase of paid-in-capital of $354.1 million.

Also during the quarter, as more fully described below, we redeemed the remaining $105.9 million of the 2011 Notes, entered into a new $75.0 million senior secured credit facility, entered into a new $29.3 million China based revolving credit facility and acquired certain indebtedness as part of the Merix Acquisition.  The indebtedness acquired in the Merix Acquisition included $1.4 million of senior subordinated convertible notes, $5.2 million of revolving credit facility debt under a $7.3 million facility, and $0.4 million of capital lease obligations.

Senior Secured Notes due 2015

Our $220.0 million 12% Senior Secured Notes due 2015 (the “2015 Notes”) were issued at an original issue discount (“OID”) of 96.269%.  The OID was recorded on our balance sheet as a reduction of the liability for the 2015 Notes, and is being amortized to interest expense over the life of the notes.  As of March 31, 2010, the unamortized OID was $7.6 million.

Senior Subordinated Convertible Notes due 2013

In connection with the Merix Acquisition, we assumed $1.4 million of convertible senior subordinated debt obligations which mature on May 15, 2013, and bear interest at the rate of 4.0% per year (the “2013 Notes.”)  Interest is payable in arrears on May 15, and November 15, of each year.  Pursuant to the terms of the indenture governing the 2013 Notes and the Merger Agreement, the 2013 Notes are convertible at the option of the holder into shares of our common stock at a ratio of 7.367 shares per one thousand dollars of principal amount subject to certain adjustments.  This is equivalent to a conversion price of $135.74 per share.  The 2013 Notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior debt.  On April 15, 2010, we redeemed $0.5 million aggregate principal amount of the 2013 Notes pursuant to a tender offer, leaving $0.9 million aggregate principle amount of the 2013 Notes remaining outstanding.

Senior Subordinated Notes due 2011

In January 2010, we redeemed the remaining $105.9 million of our 10.5% Senior Subordinated Notes due 2011.  In connection with the redemption, we incurred a $0.7 million loss on the early extinguishment of the debt.  Restricted cash of $105.7 million which was held in escrow as of December 31, 2009, was used to fund the redemption.

Senior Secured 2010 Credit Facility

On February 16, 2010, we entered into a senior secured revolving credit agreement (the “Senior Secured 2010 Credit Agreement”), with Wachovia Capital Finance Corporation (New England), which provides a secured revolving credit facility in an aggregate principal amount of up to $75.0 million with an initial maturity of four years. The annual interest rates applicable to loans under the Senior Secured 2010 Credit Agreement are, at our option, either the Base Rate or Eurodollar Rate (each as defined in the Senior Secured 2010 Credit Agreement) plus, in each case, an applicable margin. The applicable margin is tied to our Quarterly Average Excess Availability (as defined in the Senior Secured 2010 Credit Agreement) and ranges from 2.00% to 2.50% for Base Rate loans and 3.50% to 4.00% for Eurodollar Rate loans. In addition, we are required to pay an Unused Line Fee and other fees as defined in the Senior Secured 2010 Credit Agreement.

The Senior Secured 2010 Credit Agreement is guaranteed by and secured by substantially all of the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the Senior Secured 2010 Credit Agreement. The Senior Secured 2010 Credit Agreement contains certain negative covenants restricting and limiting our ability to, among other things:

• incur debt, incur contingent obligations and issue certain types of preferred stock;
• create liens;
• pay dividends, distributions or make other specified restricted payments;
• make certain investments and acquisitions;
• enter into certain transactions with affiliates; and
• merge or consolidate with any other entity or sell, assign, transfer, lease, convey or otherwise dispose of assets.

The Senior Secured 2010 Credit Agreement includes a financial covenant requirement that, if the Excess Availability (as defined in the Senior Secured 2010 Credit Agreement) is less than $15 million then we must maintain, on a monthly basis, a minimum fixed charge coverage ratio of 1.1, as defined in the Senior Secured 2010 Credit Agreement.

Zhongshan 2010 Credit Facility

In March 2010, our Kalex Multi-Layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary consummated a 200 million Renminbi (approximately $29.3 million U.S. dollars based on the exchange rate as of March 31, 2010) revolving credit facility (the “Zhongshan 2010 Credit Facility”) with China Construction Bank, Zhongshan Branch.  The Zhongshan 2010 Credit Facility provides for borrowings denominated in Renminbi and foreign currencies, including the U.S. dollar.  Borrowings are guaranteed by KMLCB’s sole Hong Kong parent company, Kalex Circuit Board (China) Limited.  This revolving credit facility is renewable annually.  Loans under the credit facility bear interest at the rate of (i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or (ii) the interest rate quoted by the Peoples Bank of China for Renminbi denominated loans.  The Zhongshan 2010 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  As of March 31, 2010, $10.0 million in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of LIBOR plus 3.0%, and approximately $19.3 million of the revolving credit facility was unused and available.

Guangzhou 2009 Credit Facility

As of March 31, 2010, $10.0 million in U.S. dollar loans was outstanding under our Guangzhou 2009 Credit Facility at a rate of LIBOR plus 0.5% and approximately $19.3 million of the revolving credit facility was unused and available.

Huiyang 2009 Credit Facility

In connection with the Merix Acquisition, we assumed a $5.2 million debt obligation under a 50 million Renminbi (approximately $7.3 million U.S. dollars based on the exchange rate as of March 31, 2010) revolving credit facility (the “Huiyang 2009 Credit Facility”) between our Merix Printed Circuits Technology Limited subsidiary and Industrial and Commercial Bank of China, Limited (“ICBC”).  The Huiyang 2009 Credit Facility provides for borrowings denominated in Renminbi and foreign currencies, including the U.S. dollar.  Borrowings are secured by a mortgage lien on the building and land lease at our manufacturing facility in Huiyang, China.  This revolving credit facility is renewable annually.  Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated before each U.S. dollar denominated loan, ii) an annual fixed rate negotiated before each U.S. dollar denominated loan or iii) an interest rate based on the base lending rate published by ICBC.  The Huiyang 2009 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however there are no financial covenants contained in this facility.  As of March 31, 2010, $5.2 million in U.S. dollar loans was outstanding under the Huiyang 2009 Credit Facility at a weighted average rate of 1.68%, and approximately $2.1 million of the revolving credit facility was unused and available.

Capital Leases

In connection with the Merix Acquisition, in February 2010 we assumed $0.4 million of obligations under capital leases.  The assets under capital lease include transportation and other equipment which was recorded at their fair value upon acquisition of $0.4 million.

Contractual Obligations

With the Merix Acquisition, we assumed certain contractual obligations, which are in addition to the contractual obligations we described in our annual report on Form 10-K for the year ending December 31, 2009.  Contractual obligations assumed from Merix include:

•	Debt obligations, of approximately $7.0 million related to the 2013 Notes, the Huiyang 2009 Credit Facility and capital lease obligations;
•	Operating lease obligations of approximately $4.0 million;
•	Restructuring payments of approximately $0.7 million; and
•	Unrecognized tax benefits of approximately $11.5 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries.  Our operations may, therefore, be subject to volatility because of currency fluctuations.  Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  We do not engage in hedging transactions for speculative investment reasons.  Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results from operations.  There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.  At March 31, 2010, there were foreign currency hedge instruments outstanding with a nominal value of approximately 476.8 million Chinese RMB related to our operations in Asia.

Item 4. Controls and Procedures

As of March 31, 2010, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In February 2010, we completed our acquisition of Merix.  Management is currently in the process of evaluating the internal controls and procedures of Merix and plans to integrate Merix’s internal controls over financial reporting with our existing internal controls over financial reporting.  This integration may lead to changes in the internal controls over financial reporting for us or the acquired Merix business in future fiscal periods.  Management expects the integration process to be completed during the next year.

As required by Rule 13a-15(d) of the Exchange Act, management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

We are presently involved in various legal proceedings arising in the ordinary course of our business operations, including employment matters and contract claims.  We believe that any liability with respect to these proceedings will not be material in the aggregate to our consolidated financial position, results of operations or cash flows.

Litigation Relating to the Merix Acquisition

On October 13, 2009 and November 5, 2009, respectively, Asbestos Workers Pension Fund and W. Donald Wybert, both former Merix shareholders, filed putative class action complaints in Oregon state court (Multnomah County), on behalf of themselves and all others similarly situated, against Merix, the members of its board of directors and Viasystems.  The complaints, which were substantively identical and sought to enjoin the Merix Acquisition, alleged, among other things, that Merix’ directors breached their fiduciary duties to Merix’ shareholders by attempting to sell Merix to Viasystems for an inadequate price and that Viasystems aided and abetted those breaches.

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

Item 4.       Submission of Matters to a Vote of Security Holders

On February 11, 2010 prior to the closing of the Merix Acquisition, holders of a majority of the capital stock of the Company approved by written consent (i) the Recapitalization (as defined below) of the Company; (ii) an amendment to the Company's Certificate of Incorporation such that (a) each outstanding share of common stock of the Company was exchanged for 0.083647 shares of common stock the Company (b) each outstanding share of the Mandatorily Redeemable Class A Junior preferred stock of the Company was reclassified as, and converted into, 8.478683 shares of newly issued common stock of the Company and (c) each outstanding share of the Redeemable Class B Senior preferred stock of the Company was reclassified as, and converted into, 1.416566 shares of newly issued common stock (collectively, the “Recapitalization”); and (iii) the amendment and restatement of the Company’s Second Amended and Restated Certificate of Incorporation.

Item 5.       Other Information

(a)	Change of Chief Accounting Officer:

On May 11, 2010, Christopher R. Isaak (age 44), Vice President and Corporate Controller of Viasystems Group, Inc. (the “Company”) and an officer of the Company, was appointed Chief Accounting Officer of the Company.  Gerald G. Sax, Senior Vice President and Chief Financial Officer of the Company, was the former principal accounting officer and will remain the principal financial officer of the Company.

Mr. Isaak has been the Vice President and Corporate Controller since he joined the Company in October 2006.  Prior to joining the Company, Mr. Isaak worked at Kellwood Company from July 2003 to October 2006 serving as Director of Accounting and External Reporting and then as head of Internal Audit.  Kellwood Company was a public company and a leading marketer of apparel and consumer soft goods with sales of approximately $2.0 billion.  From July 1988 to July 2003, Mr. Isaak worked at two global public accounting firms- Arthur Andersen (July 1988 to June 2002) and KPMG (June 2002 to July 2003) - serving in various capacities including senior manager at both firms.

Mr. Isaak entered into an executive employment agreement with the Company and certain of its subsidiaries as of October 9, 2006.  Pursuant to his employment agreement, he will serve as Vice President and Corporate Controller until his death or termination of employment.  He is required to devote the amount of time reasonably necessary to faithfully and adequately supervise his areas of responsibility.

The compensation provided to Mr. Isaak under his employment agreement includes an annual base salary of $249,000 and additional compensation that may be used by Mr. Isaak to own and maintain an automobile, as well as other benefits customarily afforded our executives as long as the employment agreement is in effect.  In addition, Mr. Isaak is eligible to receive an annual cash-based incentive compensation opportunity of up to 70% of his annual base salary in an amount determined in accordance with the our Annual Incentive Compensation Plan (if we achieve 120% of the target Adjusted EBITDA set by the compensation committee each year).

Mr. Isaak’s employment agreement also provides that if Mr. Isaak’s employment is terminated without cause, Mr. Isaak will continue to receive his then current salary, which will not be less than $225,000, and all benefits for a period of 12 months following termination and a payment of 35% of his current annual salary in lieu of annual incentive compensation.

The employment agreement terminates upon Mr. Isaak’s death or his inability to perform his duties due to mental or physical incapacity for six consecutive months or any 100 working days out of a twelve-month period, and no further compensation will be payable except that he or his estate, heirs or beneficiaries, as applicable, will receive his then current salary, which will not be less than $225,000, and all benefits for a period of 12 months following termination and a payment of 35% of his current annual salary in lieu of annual incentive compensation.

(b)
On May 11, 2010 the Company’s board of directors authorized the issuance of a total of 1,222,399 stock options and restricted shares subject to the stockholder approval of and pursuant to the Company’s 2010 Equity Incentive Plan.

 Issuance of Stock Options to Named Executive Officers

On May 11, 2010, upon recommendation of the compensation committee, the Company’s board of directors approved stock option grants to the Company’s named executive officers in accordance with and subject to the Stockholders’ approval of the Company’s 2010 Equity Incentive Plan.  The stock options were granted with an exercise price of $21.88 (the closing price of the Company’s common stock on the NASDAQ Global Market on May 11, 2010) and a term of seven years from the date of grant.  One-third of the shares underlying each grant vest on the first anniversary of the date of the grant, and thereafter, the remaining two-thirds of the shares shall vest in equal installments at the end of each of the next eight ensuing quarters, such that all shares underlying each grant will have vested by March 31, 2013, subject to the applicable executive’s continued employment with the Company.  The foregoing description of the grant of stock options is not complete and is qualified in its entirety by reference to the form of stock option agreement, which is filed as Exhibit 10.17.   The grant of stock options applied to the following named executive officers:

Name and Title	Number of Shares Underlying Stock Option
David M. Sindelar Chief Executive Officer	239,945

Timothy L. Conlon President and Chief Operating Officer	114,260
Gerald G. Sax Senior Vice President and Chief Financial Officer	85,695
Brian W. Barber Senior Vice President Operations-Printed Circuit Board & Supply Chain Management	42,847
Richard B. Kampf Senior Vice President Sales and Marketing	42,847

Authorization of the Issuance of Restricted Shares

In addition, upon the recommendation of the compensation committee, the Company’s board of directors authorized the grant of restricted shares to the Company’s directors and named executive officers.  The authorization of the grant of the restricted shares is subject to the following conditions, (i) the stockholders of the Company approve the 2010 Equity Incentive Plan and (ii) the filing of the registration statement on Form S-8 registering any and all securities that may be issued pursuant to the Company’s 2010 Equity Incentive Plan.  The restricted shares are subject to a three year vesting schedule from the date the conditions set forth above are met.  The foregoing description of the grant of the restricted shares is not complete and is qualified in its entirety by reference to the form of restricted stock agreement for directors or named executive officers, which is filed as Exhibit 10.18.  The authorization of the grant of the restricted shares applied to the following specific awards to the following directors and named executive officers of the Company and the grant will be made no sooner than June 23, 2010:

Name of Optionee	Restricted Shares
David M. Sindelar Chief Executive Officer	63,985

Timothy L. Conlon President and Chief Operating Officer	45,704

Gerald G. Sax Senior Vice President and Chief Financial Officer	34,278

Brian W. Barber Senior Vice President Operations-Printed Circuit Board & Supply Chain Management	17,139

Richard B. Kampf Senior Vice President Sales and Marketing	17,139

Christopher J. Steffen Chairman of the Board of Directors	6,856

Michael D. Burger Director	6,856

Robert F. Cummings Jr. Director	6,856

Kirby A. Dyess Director	6,856

Peter Frank Director	6,856

Jack D. Furst Director	6,856

Edward Herring Director	6,856

William C. McCormick Director	6,856

Richard A. McGinn Director	6,856

Richard W. Vieser Director	6,856

Item 6.  Exhibits

(a) Exhibits The information required by this item is included on the exhibit index that follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of May 17, 2010.

VIASYSTEMS GROUP, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President & Chief Financial Officer (Principal Financial Officer)

By:	/s/ Christopher R. Isaak
Name:	Christopher R. Isaak
Title:	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description
10.1	(1)	English translation of the Huiyang 2009 Credit Facility Contract, dated June 26, 2009, by and between Merix Printed Circuits Technology Limited and Industrial and Commercial Bank of China, Limited.
10.2	(1)	English translation of the Maximum Amount Mortgage Agreement, dated June 26, 2009, by and between Merix Printed Circuits Technology Limited and Industrial and Commercial Bank of China, Limited.
10.3	(2)
English translation of the Guangzhou 2009 Credit Facility Contract, dated as of August 17, 2009, by and between Guangzhou Termbray Electronics Technology Co., Ltd., as Borrower, and China Construction Bank Guangzhou Economic and Technological Development District Branch, as Lender.

10.4	(2)
English translation of the Maximum Amount Mortgage Contract, dated as of August 17, 2009, by and between Guangzhou Termbray Electronics Technology Co., Ltd., as Borrower, and China Construction Bank Guangzhou Economic and Technological Development District Branch, as Lender.

10.5	(4)
English translation of the Zhongshan 2010 Credit Facility Contract, dated as of March 26, 2010, by and between Kalex Multi-Layer Circuit Board (Zhongshan) Limited, as Borrower, and China Construction Bank Zhongshan Branch, as Lender.

10.6	(3)
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

10.7	(4)
Amendment No. 1 to Loan and Security Agreement, dated as of March 24, 2010, by and among Viasystems Technologies Corp., L.L.C. and Merix Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wachovia Capital Finance Corporation (New England), as Agent and Lender.

10.8	(5)
Indenture, dated as of November 24, 2009, among Viasystems, Inc., the guarantors named therein and Wilmington Trust FSB, as trustee, providing for the issuance of Viasystems, Inc.’s 12.00% Senior Secured Notes due 2015.

10.9	(3)
First Supplemental Indenture, dated as of February 22, 2010, by and among Merix Corporation, Merix Asia, Inc., Viasystems, Inc., the other guarantors as defined in the Indenture dated as of November 24, 2009 providing for the issuance of Viasystems, Inc.’s 12.00% Senior Secured Notes due 2015, and Wilmington Trust FSB, as trustee under the Indenture.

10.10	(3)
Second Supplemental Indenture, dated as of February 22, 2010, by and among Viasystems Group, Inc., Viasystems, Inc., the other guarantors as defined in the Indenture dated as of November 24, 2009 providing for the issuance of Viasystems, Inc.’s 12.00% Senior Secured Notes due 2015, and Wilmington Trust, FSB, as trustee under the Indenture.

10.11	(6)
Indenture dated May 16, 2006, between Merix Corporation and U.S. Bank National Association, as trustee, providing for the issuance of Merix Corporation’s 4.0% Convertible Senior Subordinated Notes due 2013.

10.12	(7)
First Supplemental Indenture, dated as of February 16, 2010, by and among Viasystems Group, Inc., Merix Corporation and U.S. Bank, National Association, as trustee, to the Indenture dated May 16, 2006 providing for the issuance of Merix Corporation’s 4.0% Convertible Senior Subordinated Notes due 2013.

10.13
English translation of the Lease Agreement on Gutangao Factory Premises and Dormitories, dated as of January 1, 2008, by and between Desai (Huizhou) Group Company, Limited and Merix Printed Circuits (Huizhou) Company, Limited.

10.14
Lease Agreement, dated as of July 1, 1987, by and between B.S. Enterprises and Data Circuit Systems, Inc., as amended by the Lease Amendment, dated as of June 23, 2000, concerning 335 Turtle Creek Court.

10.15		Lease Agreement, dated as of September 20, 2005, by and between KML Fremont Investors LLC and Merix San Jose, Inc., concerning 340 Turtle Creek Court.

Exhibit No.	Description
10.16	Lease Agreement, dated as of January 1, 2010, by and between Gail H. Ducote, Robert D. Ducote and Merix Corporation, concerning 355 Turtle Creek Court.
10.17	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Award Agreement
10.18	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement
31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).
31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference to the Form 8-K of Merix Corporation filed on June 30, 2009.
(2)	Incorporated by reference to the Form 8-K of Viasystems, Inc. filed on September 10, 2009.
(3)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on February 22, 2010.
(4)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on March 30, 2010.
(5)	Incorporated by reference to the Form 8-K of Viasystems, Inc. filed on December 2, 2009.
(6)	Incorporated by reference to the Form 8-K of Merix Corporation filed on May 16, 2006.
(7)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.