Form 10-Q
period 2010-06-30
VIASYSTEMS GROUP INC
filed 2010-08-09
CIK 1101169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 6, 2010, there were 20,225,820 shares of Viasystems Group, Inc.’s Common Stock outstanding.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$80,065	$108,993
Restricted cash	-	105,734
Accounts receivable, net	165,010	89,512
Inventories	83,971	49,197
Prepaid expenses and other	22,093	11,388
Property held for sale	12,379	-
Total current assets	363,518	364,824
Property, plant and equipment, net	264,299	199,044
Goodwill	97,977	79,485
Intangible assets, net	10,066	4,676
Deferred financing costs, net	8,541	7,986
Other assets	3,005	1,223
Total assets	$747,406	$657,238

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current maturities of long-term debt	$17,843	$118,207
Accounts payable	154,226	90,661
Accrued and other liabilities	73,524	42,348
Total current liabilities	245,593	251,216
Long-term debt, less current maturities	214,427	212,673
Mandatory redeemable Class A Junior preferred stock	-	118,836
Other non-current liabilities	52,415	34,226
Total liabilities	512,435	616,951

Redeemable Class B Senior Convertible preferred stock	-	98,327

Stockholders’ equity (deficit):
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 20,225,820 and 2,415,266 shares issued and outstanding	202	24
Paid-in capital	2,373,742	1,944,413
Accumulated deficit	(2,150,347)	(2,010,069)
Accumulated other comprehensive income	8,020	7,592
Total Viasystems stockholders’ equity (deficit)	231,617	(58,040)
Noncontrolling interest	3,354	-
Total stockholders’ equity (deficit)	234,971	(58,040)
Total liabilities and stockholders’ equity (deficit)	$747,406	$657,238

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$239,411	$120,561	$426,051	$243,998
Operating expenses:
Cost of goods sold, exclusive of items shown separately	182,954	97,323	329,093	200,199
Selling, general and administrative	20,591	11,455	39,286	21,659
Depreciation	14,437	12,614	27,067	25,294
Amortization	450	299	820	603
Restructuring and impairment	2,415	3,847	8,724	4,570
Operating income (loss)	18,564	(4,977)	21,061	(8,327)
Other expense (income):
Interest expense, net	7,424	8,167	16,326	16,262
Amortization of deferred financing costs	513	516	979	1,032
Loss on early extinguishment of debt	-	-	706	-
Other, net	(110)	224	405	346
Income (loss) before income taxes	10,737	(13,884)	2,645	(25,967)
Income taxes	3,660	(1,020)	7,511	1,397
Net income (loss)	$7,077	$(12,864)	$(4,866)	$(27,364)

Less:
Net income attributable to noncontrolling interest	$537	$-	$674	$-
Accretion of Redeemable Class B Senior Convertible preferred stock	-	2,085	1,053	4,169
Conversion of Mandatory Redeemable Class A Junior preferred stock	-	-	29,717	-
Conversion of Redeemable Class B Senior Convertible preferred stock	-	-	105,021	-
Net income (loss) attributable to common stockholders	$6,540	$(14,949)	$(141,331)	$(31,533)

Basic earnings (loss) per share	$0.33	$(6.19)	$(8.89)	$(13.06)
Diluted earnings (loss) per share	$0.33	$(6.19)	$(8.89)	$(13.06)
Basic weighted average shares outstanding	19,979,015	2,415,266	15,893,378	2,415,266
Diluted weighted average shares outstanding	19,982,252	2,415,266	15,893,378	2,415,266

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Common Stock Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
Balance at December 31, 2009	2,415,266	$24	$1,944,413	$(2,010,069)	$7,592	$-	$(58,040)
Accretion of Class B Senior Convertible preferred stock	-	-	(1,053)	-	-	-	(1,053)
Common stock issued in exchange for Class B Senior Convertible preferred stock	6,028,258	60	204,340	(105,021)	-	-	99,379
Common stock issued in exchange for Class A Junior preferred stock	7,658,187	77	149,791	(29,717)	-	-	120,151
Common stock issued in connection with the Merix Acquisition	3,877,304	39	75,838	-	2,680		78,557
Issuance of restricted stock awards	246,805	2	(2)		-	-	-
Comprehensive income (loss):
Net (loss) income	-	-	-	(5,540)	-	674	(4,866)
Change in fair value of derivatives, net of taxes of $0	-	-	-	-	428	-	428
Total comprehensive income (loss)					-		(4,438)
Stock compensation expense	-	-	415	-		-	415
Balance at June 30, 2010	20,225,820	$202	$2,373,742	$(2,150,347)	$8,020	$3,354	$234,971

Accumulated other comprehensive income at June 30, 2010, and December 31, 2009, includes the following:

	June 30, 2010	December 31, 2009
Foreign currency translation	$7,919	$7,919
Unrecognized gain (loss) on derivatives	101	(327)
	$8,020	$7,592

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,866)	$(27,364)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,887	25,897
Amortization of deferred financing costs	979	1,032
Amortization of preferred stock discount	871	1,658
Amortization of original issue discount on 2015 Notes	798	-
Loss on early extinguishment of debt	706	-
Accretion of Class A Junior preferred stock dividends	444	3,586
Non-cash stock compensation expense	415	461
Deferred income taxes	237	920
Loss (gain) on disposition of assets, net	182	(244)
Non-cash impact of exchange rate changes	(101)	351
Change in assets and liabilities:
Accounts receivable	(25,449)	17,049
Inventories	(11,531)	21,184
Prepaid expenses and other	(3,829)	5,503
Accounts payable	21,214	(1,445)
Accrued and other liabilities	8,132	(11,821)
Net cash provided by operating activities	16,089	36,767
Cash flows from investing activities:
Acquisition of Merix	(35,326)	-
Cash acquired in acquisition of Merix	13,667	-
Capital expenditures	(20,405)	(9,279)
Proceeds from disposals of property	13	2,803
Net cash used in investing activities	(42,051)	(6,476)
Cash flows from financing activities:
Repayment of 10.5% Senior Subordinated Notes	(105,904)	-
Change in restricted cash	105,734	-
Proceeds from borrowings under credit facilities	10,000	-
Repayments of borrowings under credit facilities	(10,000)	(3,500)
Repayment of 2013 Notes	(515)	-
Repayment of capital lease obligations	(58)	-
Financing and other fees	(2,223)	-
Net cash used in financing activities	(2,966)	(3,500)

Net change in cash and cash equivalents	(28,928)	26,791

Cash and cash equivalents, beginning of the period	108,993	83,053
Cash and cash equivalents, end of the period	$80,065	$109,844
Supplemental cash flow information:
Interest paid	$5,992	$10,866
Income taxes paid, net	$7,618	$908

Supplemental disclosure of noncash transactions:
Fair value of common shares issued for acquisition of Merix	$75,877	$-
Fair value of common shares issued in exchange for Mandatory redeemable Class A Junior preferred stock	$149,868	$-
Fair value of common shares issued in exchange for Redeemable Class B Senior Convertible preferred stock	$117,970	$-
See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

1.      Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. and its subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows.  The results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

Nature of Business

Viasystems is a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions.  The Company’s products are used in a wide range of applications including, for example, automotive engine control modules, data networking equipment, telecommunications switching equipment, complex medical and technical instruments, and flight control systems.

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

New Stockholder Agreement

Pursuant to the terms of the Recapitalization Agreement and, in connection with the Merix Acquisition, on February 11, 2010, the Company entered into a new stockholder agreement (the “2010 Stockholder Agreement”), by and among the Company and VG Holdings, LLC (“VG Holdings”) which was formed by the Funds and which, immediately after the closing of the Merix Acquisition, held approximately 77.8% of the common stock of the Company.  Under the terms of the 2010 Stockholder Agreement, VG Holdings has the right, subject to certain reductions, to designate up to five directors to serve on the board of directors of the Company.  Subject to certain exceptions, VG Holdings agreed not to sell any of the Company’s common stock held by VG Holdings for 180 days after the closing of the Merix Acquisition.  In addition, the 2010 Stockholder Agreement provides VG Holdings with certain registration rights related to its shares of the Company’s common stock.  The 2010 Stockholder Agreement will terminate on February 11, 2020.

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

Estimates and assumptions are used in accounting for the following significant matters, among others:

•	allowances for doubtful accounts;
•	inventory valuation;
•	fair value of derivative instruments and related hedged items;
•	fair value of assets acquired and liabilities assumed in the Merix Acquisition;
•	useful lives of property, equipment and intangible assets;
•	long-lived and intangible asset impairments;
•	restructuring charges;
•	warranty and product returns allowances;
•	deferred compensation agreements;
•	tax related items;
•	contingencies; and
•	fair value of options granted under our stock-based compensation plans.

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

Viasystems provides that none of the directors and officers of the Company bear the risk of personal liability for monetary damages for breach of fiduciary duty as a director or officer, except in cases where the action involves a breach of the duty of loyalty, acts in bad faith or intentional misconduct, the unlawful payment of dividends or repurchasing of capital stock, or transactions from which the director or officer derived improper personal benefits.

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

Earnings or Loss Per Share

The Company computes basic earnings (loss) per share by dividing its net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period.  The computation of diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the period plus, to the extent they are dilutive, common stock equivalents which would arise from i) the exercise of stock options and warrants, ii) the conversion of convertible debt and preferred stock and iii) the weighted average number of unvested restricted stock awards outstanding.

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of shares - basic	19,979,015	2,415,266	15,893,378	2,415,266
Dilutive effect of restricted stock awards	3,237	-	-	-
Weighted average number of shares- diluted	19,982,252	2,415,266	15,893,378	2,415,266

No stock options, warrants, convertible debt, or convertible preferred stock were included in the computation of the diluted weighted average shares outstanding for the three and six months ended June 30, 2010 and 2009, and no unvested restricted stock awards were included in the computation of diluted weighted average shares outstanding for the six months ended June 30, 2010, because the effect would be anti-dilutive.  As of June 30, 2010, the Company had i) outstanding options to purchase a total of 1,174,072 shares of common stock and ii) long-term debt convertible into 6,593 shares of common stock that could have a future dilutive effect on the calculation of earnings per share.

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

	June 30, 2010
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$237,325	$212,754	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	-	-
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Huiyang 2009 Credit Facility	5,200	5,200	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges	101	101	Prepaid expenses and other
Guangzhou 2009 Credit Facility	-	-
Senior Subordinated Notes due 2011	-	-
Class A Junior preferred stock	-	-
Class B Senior Convertible preferred stock	-	-

	December 31, 2009
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$231,000	$211,956	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	-	-
Zhongshan 2010 Credit Facility	-	-
Huiyang 2009 Credit Facility	-	-
Senior Subordinated Convertible Notes due 2013	-	-
Cash flow hedges	(327)	(327)	Accrued and other liabilities
Guangzhou 2009 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Notes due 2011	105,876	105,876	Current maturities of long-term debt
Class A Junior preferred stock	124,943	118,836	Mandatory redeemable Class A Junior preferred stock
Class B Senior Convertible preferred stock	98,823	98,327	Redeemable Class B Senior Convertible preferred stock

The Company determined the fair values of the Senior Secured Notes due 2015 and the Senior Subordinated Notes due 2011 using quoted market prices for the notes.  The Company estimated the fair value of the Senior Subordinated Convertible Notes due 2013 to be their par value based upon their most recent trading activity.  As the balance owed on the Zhongshan 2010 Credit Facility, the Guangzhou 2009 Credit Facility and the Huiyang 2009 Credit Facility (see Note 5) bear interest at a variable rate, the carrying value of the these debt instruments approximates their fair value.  The Company estimated the fair values of its preferred stock instruments to approximate the current liquidation value of each instrument at December 31, 2009.

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

2.  The Merix Acquisition

On February 16, 2010, the Company acquired Merix Corporation (“Merix”) in a transaction pursuant to which Merix became a wholly owned subsidiary of the Company (the “Merix Acquisition”).  Merix was a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and China.  The Merix Acquisition increased the Company’s PCB manufacturing capacity by adding four additional PCB production facilities, added North American quick-turn services capability and added military and aerospace to the Company’s already diverse end-user markets.  The total consideration paid by the Company in the merger was $111,203, and included cash of $35,326 and 3,877,304 shares of common stock of the Company representing approximately 19.4% of the Company’s outstanding common stock immediately after the closing of the Merix Acquisition.  Cash consideration paid in the merger included payments of $34,908 to the former holders of Merix Senior Subordinated Convertible Notes due 2013, payments of $25 in lieu of fractional shares issued to former Merix stockholders; and payments of $393 to Merix employees related to tax liabilities arising from the exercise of their Merix stock options upon the change in control.  For the six months ended June 30, 2010, net sales of approximately $125,000 were attributable to manufacturing facilities acquired from Merix.  Although the Company has made a reasonable effort to do so, synergies achieved through the integration of the acquired Merix business into the Company’s Printed Circuit Boards segment and the allocation of shared overhead specific to the acquired Merix business cannot be precisely determined.  Accordingly, the Company has deemed it impracticable to calculate the precise impact the acquired Merix business has had on its earnings for the six months ending June 30, 2010.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Merix Acquisition as of February 16, 2010.  The estimated fair values are preliminary, subject to the finalization of certain tax returns.

Cash and equivalents	$13,667
Accounts receivable	50,049
Inventories	23,243
Property, plant and equipment	72,743
Property held for sale	12,379
Goodwill	18,492
Identifiable intangible assets	6,190
Other current and long-term assets	10,109
206,872

Accounts payable and other accrued liabilities	(69,558)
Convertible notes and other indebtedness	(7,039)
Accrued and deferred taxes	(15,585)
Other long-term liabilities	(807)
(92,989)
113,883
Less: noncontrolling interest	(2,680)
Net assets acquired	$111,203

Goodwill and Identifiable Intangible Assets

Goodwill of $18,492 is calculated as the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired; and represents the additional value to the Company expected to be derived from synergies in combining the business and other intangible benefits.  None of the goodwill is expected to be deductible for income tax purposes.  As of December 31, 2009, the Company had recorded goodwill of $79,485 from prior acquisitions which related entirely to its Printed Circuit Boards segment.  With the goodwill derived from the Merix Acquisition, the balance of goodwill as of June 30, 2010, is $97,977 which relates entirely to the Company’s Printed Circuit Boards segment.

Identifiable intangible assets acquired included Merix’ customer list, manufacturer sales representative network and trade name, and were valued at $4,100, $1,700 and $390, respectively.  The value of the customer list and manufacturer sales representative network are being amortized over twelve years, and the value of the trade name is being amortized over two years.

Property Held for Sale

On July 22, 2010, the Company concluded the sale of a previously vacated manufacturing facility in Hong Kong, China, which was classified as property held for sale when acquired in the Merix Acquisition.  Net proceeds from the sale were approximately $9,739, which approximates the fair value at the time of the Merix Acquisition.

The remaining $2,640 of property held for sale relates to land adjacent to the Company’s manufacturing facility in Forest Grove, Oregon.

Other Accrued Liabilities

In connection with the Merix Acquisition, the Company assumed obligations of $6,935 for certain Merix employee benefit related amounts that became payable as a result of the Merix Acquisition pursuant to terms of existing contractual agreements, of which $2,430 remains payable as of June 30, 2010.

Noncontrolling Interest

In connection with the Merix Acquisition, the Company acquired a majority interest in manufacturing facilities in Huiyang and Huizhou, China, in which a noncontrolling interest holder retained an ownership of 5% and 15%, respectively.  The acquired noncontrolling interest was measured using the income approach based on a discounted cash flow methodology.  The noncontrolling interest is reported as a component of equity, and the net income attributable to the noncontrolling interest is reported as a reduction from net income (loss) to arrive at net income (loss) attributable to the Company’s common stockholders.  The Company leases the manufacturing facilities in Huiyang and Huizhou, China and purchases consulting and other services from the noncontrolling interest holder.  During the three and six months ended June 30, 2010, the Company paid the noncontrolling interest holder $377 and $510, respectively, related to rental and service fees.

Pro Forma Information (unaudited)

The following unaudited pro forma information presents the combined results of operations of Viasystems and Merix for the six months ended June 30, 2010 and 2009, as if the Merix Acquisition had been completed on January 1, 2010 and 2009, respectively, with adjustments to give effect to pro forma events that are directly attributable to the Merix Acquisition.  The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the companies, nor do they include restructuring expenses incurred related to the Merix Acquisition and the recapitalization.  Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma results of operations:

	Six Months Ended June 30,
	2010	2009
Net sales	$468,006	$363,598
Net income (loss)	$11,833	$(53,598)

Transaction costs

The Company recognized $4,649 of transaction costs related to the Merix Acquisition in selling, general and administrative expenses for the six months ended June 30, 2010, which consisted primarily of investment banker fees and legal and accounting costs.  Total acquisition related transaction costs incurred by the Company, excluding costs incurred by Merix prior to the acquisition, totaled $8,697.

3.      Inventories

The composition of inventories is as follows:

	June 30, 2010	December 31, 2009
Raw materials	$31,029	$15,090
Work in process	23,278	15,720
Finished goods	29,664	18,387
Total	$83,971	$49,197

Inventories are stated at the lower of cost (valued using the first-in, first-out method) or market.  In connection with the Merix Acquisition, the Company acquired inventory which was recorded at its fair value of $23,243.  The estimate of fair value included an adjustment of $933 to increase the carrying value of finished goods and work in process inventories such that it approximated its selling price less an estimated profit from the selling effort.

4.      Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	June 30, 2010	December 31, 2009
Land and buildings	$81,637	$54,603
Machinery, equipment and systems	488,806	427,619
Leasehold improvements	44,508	42,102
Construction in progress	1,889	1,063
	616,840	525,387
Less: Accumulated depreciation	(352,541)	(326,343)
Total	$264,299	$199,044

In connection with the Merix Acquisition, the Company acquired property, plant and equipment which was recorded at its fair value of $72,743, including land and buildings of $26,889, machinery and equipment of $43,563, leasehold improvements of $962 and construction in progress of $1,329.

5.      Credit Facilities and Long-term Debt

The composition of long-term debt is as follows:

	June 30, 2010	December 31, 2009
Senior Secured Notes due 2015, net	$212,754	$211,956
Senior Secured 2010 Credit Facility	-	-
Zhongshan 2010 Credit Facility	10,000	-
Huiyang 2009 Credit Facility	5,200	-
Senior Subordinated Convertible Notes due 2013	895	-
Capital leases	3,421	3,048
Guangzhou 2009 Credit Facility	-	10,000
Senior Subordinated Notes due 2011	-	105,876
	232,270	330,880
Less: Current maturities	(17,843)	(118,207)
	$214,427	$212,673

As of June 30, 2010, $15,200 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $300 and approximately $72,674 of the credit facilities were unused and available.

Senior Secured Notes due 2015

The Company’s $220,000 12% Senior Secured Notes due 2015 (the “2015 Notes”) were issued at an original issue discount (“OID”) of 96.269%.  The OID was recorded on the Company’s balance sheet as a reduction of the liability for the 2015 Notes and is being amortized to interest expense over the life of the 2015 Notes.  As of June 30, 2010, the unamortized OID was $7,246.

Senior Secured 2010 Credit Facility

On February 16, 2010, the Company entered into a senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility”), with Wachovia Capital Finance Corporation (New England), which provides a secured revolving credit facility in an aggregate principal amount of up to $75,000 with an initial maturity of four years. The annual interest rates applicable to loans under the Senior Secured 2010 Credit Facility are, at the Company’s option, either the Base Rate or Eurodollar Rate (each as defined in the Senior Secured 2010 Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to the Company’s Quarterly Average Excess Availability (as defined in the Senior Secured 2010 Credit Facility) and ranges from 2.00% to 2.50% for Base Rate loans and 3.50% to 4.00% for Eurodollar Rate loans. In addition, the Company is required to pay an Unused Line Fee and other fees defined in the Senior Secured 2010 Credit Facility.  The Company incurred $2,262, including $2,210 incurred during the six months ended June 30, 2010, of deferred financing fees related to the Senior Secured 2010 Credit Facility which have been capitalized and are being amortized over the life of the facility.

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

The Senior Secured 2010 Credit Facility includes a financial covenant requirement that, if the Excess Availability (as defined in the Senior Secured 2010 Credit Facility) is less than $15,000, then the Company must maintain, on a monthly basis, a minimum fixed charge coverage ratio of 1.1.  As of June 30, 2010, the Senior Secured 2010 Credit Facility was undrawn, and approximately $53,300 was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

In March 2010, the Company’s Kalex Multi-Layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary consummated a 200 million Renminbi (approximately $29,374 U.S. dollars based on the exchange rate as of June 30, 2010) revolving credit facility (the “Zhongshan 2010 Credit Facility”) with China Construction Bank, Zhongshan Branch.  The Zhongshan 2010 Credit Facility provides for borrowings denominated in Renminbi and foreign currencies, including the U.S. dollar.  Borrowings are guaranteed by KMLCB’s sole Hong Kong parent company, Kalex Circuit Board (China) Limited.  This revolving credit facility is renewable annually upon mutual agreement.  Loans under the credit facility bear interest at the rate of (i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or (ii) the interest rate quoted by the Peoples Bank of China for Renminbi denominated loans.  The Zhongshan 2010 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  As of June 30, 2010, $10,000 in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of LIBOR plus 3.0%, and approximately $19,374 of the revolving credit facility was unused and available.

Huiyang 2009 Credit Facility

In connection with the Merix Acquisition, the Company assumed a $5,200 debt obligation under a credit facility (the “Huiyang 2009 Credit Facility”) between its Merix Printed Circuits Technology Limited subsidiary and Industrial and Commercial Bank of China, Limited (“ICBC”).  The Huiyang 2009 Credit Facility provides for borrowings denominated in Renminbi and foreign currencies, including the U.S. dollar.  Borrowings are secured by a mortgage lien on the building and land lease at the Company’s manufacturing facility in Huiyang, China.  This revolving credit facility is renewable annually upon mutual agreement.  Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated before each U.S. dollar denominated loan, ii) an annual fixed rate negotiated before each U.S. dollar denominated loan or iii) an interest rate based on the base lending rate published by ICBC.  The Huiyang 2009 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  As of June 30, 2010, $5,200 in U.S. dollar loans was outstanding under the Huiyang 2009 Credit Facility at a weighted average rate of 1.72%.

Senior Subordinated Convertible Notes due 2013

In connection with the Merix Acquisition, the Company assumed $1,410 of convertible senior subordinated notes which mature on May 15, 2013, and bear interest at the rate of 4.0% per year (the “2013 Notes”).  Interest is payable in arrears on May 15, and November 15, of each year.  Pursuant to the terms of the indenture governing the 2013 Notes and the merger agreement between the Company and Merix, the 2013 Notes are convertible at the option of the holder into shares of the Company’s common stock at a ratio of 7.367 shares per one thousand dollars of principal amount subject to certain adjustments.  This is equivalent to a conversion price of $135.74 per share.  The 2013 Notes are general unsecured obligations of the Company and are subordinate in right of payment to all the Company’s existing and future senior debt.  On April 15, 2010, the Company redeemed $515 aggregate principal amount of the 2013 Notes at par pursuant to a tender offer, leaving $895 aggregate principle amount of the 2013 Notes outstanding.

Capital Leases

In connection with the Merix Acquisition, in February 2010 the Company assumed $429 of obligations under capital leases.  The assets acquired under these capital leases include transportation and other equipment which were recorded at their fair value upon acquisition of $427.

Guangzhou 2009 Credit Facility

In June 2010, the Company repaid the outstanding $10,000 U.S. dollar loan under the Guangzhou 2009 Credit Facility, and elected not to pursue renewal of the credit facility upon its June 30, 2010, expiration date.

Senior Subordinated Notes due 2011

In January 2010, the Company redeemed all of its 10.5% Senior Subordinated Notes due 2011.  In connection with the redemption, the Company incurred a $706 loss on the early extinguishment of the debt.  Restricted cash of $105,734, which was held in escrow as of December 31, 2009, was used to fund the redemption.

6.      Restructuring and Charges

During the six months ended June 30, 2010, the Company initiated certain actions to realize cost synergies it had identified in connection with the integration of the Merix business (the “2010 Acquisition Restructuring”). These actions included staff reductions and the consolidation of certain sales and administrative offices.

The reserve for restructuring activities at June 30, 2010, also includes accruals for liabilities incurred as part of i) the 2009 shutdown of the Company’s metal fabrication facility in Milwaukee, Wisconsin (the “Milwaukee Facility”) and ii) restructuring activities initiated during 2001 as a result of the economic downturn that began in 2000 and resulted in asset impairments, plant shutdowns and downsizings which continued through 2005 (the “2001 Restructuring”).

As of June 30, 2010, the reserve for restructuring and impairment charges include $2,672, $225 and $682, related to the 2010 Acquisition Restructuring, the closure of the Milwaukee Facility and the 2001 Restructuring, respectively.  The following tables summarize changes in the reserve for restructuring charges for the six months ended June 30, 2010 and 2009:

		Six Months Ended June 30, 2010
	Balance at 12/31/09	Net Charges	Cash Payments	Adjustments		Balance at 6/30/10
Restructuring Activities:
Personnel and severance	$843	$3,171	$(2,594)	$-		$1,420
Lease and other contractual commitments	2,481	5,553	(6,622)	747	(a)	2,159
Total restructuring charges	$3,324	$8,724	$(9,216)	$747		$3,579

		Six Months Ended June 30, 2009
	Balance at 12/31/08	Net Charges	Cash Payments	Adjustments		Balance at 6/30/09
Restructuring Activities:
Personnel and severance	$8,896	$(299)	$(7,419)	$-		$1,178
Lease and other contractual commitments	3,226	5,164	(878)	115	(b)	7,627
Asset impairment	-	(295)	-	295	(c)	-
Total restructuring charges	$12,122	$4,570	$(8,297)	$410		$8,805

(a)	Represents $732 of restructuring liabilities assumed in the Merix Acquisition and $15 of accretion of interest on discounted restructuring liabilities.
(b)	Represents accretion of interest on discounted restructuring liabilities.
(c)	Represents gains realized from disposal of assets in connection with the closure of the Milwaukee Facility.

The Company recorded $8,724 of restructuring charges for the six months ended June 30, 2010, of which $4,661 was incurred in the Printed Circuit Boards segment related to the 2010 Acquisition Restructuring, and $4,063 of which was incurred in “Other” which primarily related to the cancellation of the monitoring and oversight agreement with Hicks, Muse & Co. Partners L.P., an affiliate of HMTF, in connection with the Recapitalization Agreement (see Note 1). The charges related to the 2010 Acquisition Restructuring include $3,513 related to personnel and severance and $1,233 related to lease termination and other costs.  During the quarter ended June 30, 2010, the Company identified additional costs related to accomplishing the expected synergies to be achieved in the 2010 Acquisition Restructuring.  As a result, the Company revised its estimate of the total cost of 2010 Acquisition Restructuring to approximate $5,000, of which approximately $3,750 relates to personnel and severance costs and $1,250 relates to lease termination and other costs.  The Company expects these costs will all be incurred in the Printed Circuit Boards segment.

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

The Company recognizes all such derivative contracts as either assets or liabilities in the balance sheet and measures those contracts at fair value (see Note 1) through adjustments to other comprehensive income, current earnings, or both, as appropriate.  Accumulated other comprehensive income as of June 30, 2010, included an unrecognized gain on derivatives of $101, and as of December 31, 2009, an unrecognized loss on derivatives of $327.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs (see Note 1).  As of June 30, 2010 and 2009, all of the Company’s derivative contracts were in the form of Chinese Renminbi (“RMB”) foreign exchange forward contracts which were designated and qualified as cash flow hedging instruments.  The following table summarizes the Company’s outstanding derivative contracts:

	June 30, 2010	December 31, 2009
Notional amount in thousands of Chinese RMB	358,860	480,000
Weighted average remaining maturity in months	3.3	4.0
Weighted average exchange rate to one U.S. Dollar	6.7824	6.770
Deferred gain (loss) measured at fair value	$101	$(327)
Balance sheet classification of deferred gain (loss)	Prepaid expenses and other	Accrued and other liabilities

Amounts received or paid to settle foreign exchange forward contracts are recorded in cost of goods sold at the time of settlement.  For the three and six months ended June 30, 2010, losses of $226 and $404, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts.  For the three and six months ended June 30, 2009, losses of $1,243 and $2,003, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts.

8.         Stock-based Compensation

On April 15, 2010, the Company adopted the Viasystems Group, Inc. 2010 Equity Incentive Plan (the “2010 Plan”), which provides for grants of stock options, restricted stock awards and other stock-based awards to the Company’s employees and directors.  Subject to additions and adjustments, 3,000,000 shares are authorized for granting under the 2010 Plan.  On May 11, 2010, the Company made initial stock option grants representing 975,594 shares, and on June 23, 2010, the Company issued restricted stock awards representing 246,805 shares under the 2010 Plan.

Upon adoption of the 2010 Plan, the Company elected generally to discontinue the use of the 2003 Stock Option Plan (the “2003 Plan”) and intends to make no new awards under the 2003 Plan.  In addition, the Company reevaluated the estimated forfeiture rate for the 2003 Plan based on actual forfeitures to date, which resulted in a reduction of cost of goods sold of $261.

Stock compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of goods sold	$(185)	$39	$(158)	$64
Selling, general and administrative	470	208	573	397
	$285	$247	$415	$461

Stock Options

The following table summarizes the stock option activity under both the 2003 Plan and the 2010 Plan from January 1, 2010, through June 30, 2010:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	209,435	$150.99
Granted	975,594	21.88
Exercised	-	-
Forfeited	(10,957)	91.78
Outstanding at June 30, 2010	1,174,072	44.23

Options exercisable at June 30, 2010	199,630	$150.99

There were no stock options granted during the six months ended June 30, 2009.  For options granted during the six months ended June 30, 2010, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions.

Expected life of options	4.34 years
Risk free interest rate	2.26%
Expected volatility of stock	59.66%
Expected dividend yield	None

The Company’s common stock was listed and began trading on the NASDAQ on February 17, 2010.  As there was insufficient historical data about the Company’s common stock, the Company estimated the expected volatility of the underlying shares based on the blended historical stock volatility of peer companies.  As there was insufficient historical data about the option activity under the 2010 Plan, the Company estimated the expected life of new option grants using the simplified method.

As of June 30, 2010, outstanding stock options under the 2003 Plan and 2010 Plan had an exercise price of $150.99 and $21.88, respectively.  The following table summarizes information regarding outstanding stock options under these plans as of June 30, 2010:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
$21.88	970,594	6.87	$21.88	-	$21.88
$150.99	203,478	3.63	150.99	199,630	150.99
	1,174,072	6.31	$44.23	199,630	$150.99

Restricted Stock Awards

The following table summarizes restricted stock activity from January 1, 2010, through June 30, 2010:

	Shares	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2009	-	$-
Granted	246,805	16.62
Vested	-	-
Forfeited	-	-
Outstanding at June 30, 2010	246,805	$16.62

9.  Income Taxes

The Company’s income tax provision relates primarily to our profitable operations in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in the Company’s U.S. and other tax jurisdictions, the Company has not recognized certain income tax benefits in those jurisdictions.

In connection with the Merix Acquisition, the Company assumed liabilities for uncertain tax positions of $11,480, which primarily relate to the manufacturing facilities acquired in China (see Note 2).

10.      Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$7,077	$(12,864)	$(4,866)	$(27,364)
Change in fair value of derivatives, net of tax of $0	308	1,157	428	3,891
Comprehensive income (loss)	$7,385	$(11,707)	$(4,438)	$(23,473)

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

Total assets by segment are as follows:

	June 30, 2010	December 31, 2009
Total assets:
Printed Circuit Boards	$617,122	$382,238
Assembly	95,681	85,448
Other	34,603	189,552
	$747,406	$657,238

Net sales and operating income (loss) by segment, together with a reconciliation to income (loss) before income taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales to external customers:
Printed Circuit Boards	$195,714	$77,664	$346,316	$155,285
Assembly	43,697	39,315	79,735	74,952
Other	-	3,582	-	13,761
Total	$239,411	$120,561	$426,051	$243,998

Intersegment sales:
Printed Circuit Boards	$3,857	$2,559	$6,004	$4,993
Assembly	-	2	-	11
Other	-	178	-	363
Total	$3,857	$2,739	$6,004	$5,367

Operating income (loss):
Printed Circuit Boards	$18,330	$1,094	$27,757	$(3,218)
Assembly	954	2,025	1,948	3,636
Other	(720)	(8,096)	(8,644)	(8,745)
Total	18,564	(4,977)	21,061	(8,327)

Interest expense, net	7,424	8,167	16,326	16,262
Amortization of deferred financing costs	513	516	979	1,032
Loss on early extinguishment of debt	-	-	706	-
Other, net	(110)	224	405	346
Income (loss) before income taxes	$10,737	$(13,884)	$2,645	$(25,967)

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

Overview

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“E-M Solutions”).  PCBs serve as the “electronic backbone” of almost all electronic equipment, and our E-M Solutions products and services integrate PCBs and other components into finished or semi-finished electronic equipment, which include custom and standard metal enclosures, metal cabinets, metal racks and sub-racks, backplanes, cable assemblies and busbars.  As of June 30, 2010, we have ten manufacturing facilities, including two in the United States, and eight located outside the United States to take advantage of low cost, high quality manufacturing environments.  Of the manufacturing facilities located outside the United States, seven are in The People’s Republic of China (“China”) and one is in Mexico.  In order to support our customers’ local needs, we also maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

We are a supplier to over 800 manufacturers of original equipment in numerous end markets, including industry leaders Alcatel-Lucent SA, Autoliv, Inc., Bosch Group, Ciena Corporation, Cisco Systems, Inc., Continental AG, Dell Inc., Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Harris Communications, Hewlett-Packard Company, Huawei Technologies Co. Ltd., Motorola Inc., Rockwell Automation, Inc., Rockwell Collins, Siemens AG, Tellabs, Inc., TRW Automotive Holdings Corp. and Xyratex Ltd.  We have good working relationships with industry-leading contract manufacturers such as Benchmark Electronics, Inc., Celestica, Inc., Jabil Circuit, Inc. and Plexus Corp., and we supply PCBs and E-M Solutions products to these customers as well.

2010 Equity Incentive Plan

On April 15, 2010, we adopted the Viasystems Group, Inc. 2010 Equity Incentive Plan (the “2010 Plan”), which provides for grants of stock options, restricted stock awards and other stock-based awards to our employees and directors.  Subject to additions and adjustments, three million shares are authorized for granting under the 2010 Plan.  On May 11, 2010, we made initial stock option grants representing 975,594 shares, and on June 23, 2010, we issued restricted stock awards representing 246,805 shares under the 2010 Plan.  Going forward, we expect we will incur non-cash stock compensation expense of approximately $1.2 million per quarter through the first quarter 2013 as a result of these grants and awards.

Upon adoption of the 2010 Plan, we elected to generally discontinue the use of the 2003 Stock Option Plan (the “2003 Plan”) and intend to make no new awards under the 2003 Plan.

The Merix Acquisition

On February 16, 2010, we acquired Merix in a transaction pursuant to which Merix became a wholly owned subsidiary of our company (the “Merix Acquisition”).  Merix was a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and China.  The Merix Acquisition increased our PCB manufacturing capacity by adding four additional PCB production facilities, added North American quick-turn services capability and added military and aerospace to our already diverse end-user markets.  The consideration paid in the Merix Acquisition was valued at $111.2 million and included cash of $35.3 million and common stock of our company representing, after giving effect to the Recapitalization Agreement (see below), approximately 19.4% of the total outstanding amount of our common stock immediately after the closing of the Merix Acquisition.  On a preliminary basis, we have recorded the assets acquired and liabilities assumed from Merix at their estimated fair values.

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

New Stockholder Agreement

Pursuant to the terms of the Recapitalization Agreement, in connection with the closing of the Merix Acquisition, on February 11, 2010, we entered into a new stockholder agreement (the “2010 Stockholder Agreement”), by and among us and VG Holdings, LLC (“VG Holdings”) which was formed by the Funds and which, immediately after the closing of the Merix Acquisition, held approximately 77.8% of our common stock.  Under the terms of the 2010 Stockholder Agreement, VG Holdings has the right, subject to certain reductions, to designate up to five directors to serve on the board of directors of the Company.  Subject to certain exceptions, VG Holdings agreed not to sell any of our common stock held by VG Holdings for 180 days after the closing of the Merix Acquisition.  In addition, the 2010 Stockholder Agreement provides VG Holdings with certain registration rights related to its shares of our common stock.  The 2010 Stockholder Agreement will terminate on February 11, 2020.

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

Industry Overview

Our results for the first half of 2010 reflect a strong year-over-year and sequential recovery from the global economic recession which began during 2008.  Sustained strong demand from our broad base of customers contributed to another quarter of sequential sales growth and improved profitability.  As the economy continues to recover, we expect to experience sustained inflationary pressures on our costs of materials and labor.  In addition, recent announcements by the Chinese government regarding their currency policy suggest the RMB may strengthen against the U.S. dollar, which would also have a negative impact on costs at our China based facilities.  As a result of these factors, we have been negotiating price increases with our customers to compensate for the actual and expected increases to our costs.

As a component manufacturer, our sales trends generally reflect the market conditions in the industries we serve.  In the automotive sector we are building on our base of industry leading customers by adding additional “next tier” customers and by adding capabilities to supply the expected demand for products related to the growing electric vehicles market.  In the telecommunications market, we have seen the market begin to stabilize in the western world and expect to see some growth in Asia as new technology continues to be rolled out.  In addition, we have successfully been able to cross-sell Assembly products to existing Printed Circuit Boards segment customers in this market; and continue to pursue cross-selling opportunities with new customers gained in our acquisition of Merix.  In the industrial & instrumentation, medical, consumer and other markets, our broad base of customers has remained stable.  In the computer and datacom market, we continue to see general market improvement, and continue to aggressively pursue new customers and programs from both our Printed Circuit Boards and Assembly segments.  In the military and aerospace market, we continue to pursue market share gains as a result of our strong new customer qualification activity.  While we believe the long-term growth prospects for our PCB and E-M Solutions products remain solid, economic uncertainty continues to exist, and our visibility to future demand trends remains limited.

Results of Operations

Three Months Ended June 30, 2010, Compared with the Three Months Ended June 30, 2009

Net Sales.  Net sales for the three months ended June 30, 2010, were $239.4 million, representing a $118.8 million, or 98.6%, increase from net sales during the same period in 2009. Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales increased by approximately $60.0 million, or 33.4%, for the three months ended June 30, 2010, as compared to the same period in 2009.  This increase is due to increased demand across all of our end-user markets, partially offset by a $3.6 million decline in sales resulting from the closure of our Milwaukee Facility in 2009.  While we are encouraged by this recovery in demand, our visibility to future trends remains limited.

Net sales by end-user market on a historical basis for the three months ended June 30, 2010 and 2009, and on a pro forma basis for the three months ended June 30, 2009, as if the Merix Acquisition had been completed on January 1, 2009, were as follows:

	Historical		Pro Forma
End-User Market (dollars in millions)	2010	2009	2009
Automotive	$82.4	$43.0	$53.8
Telecommunications	60.3	38.5	57.5
Industrial & Instrumentation, Medical, Consumer and Other	55.5	28.9	39.2
Computer and Datacommunications	31.1	10.2	20.5
Military and Aerospace	10.1	-	8.4
Total Net Sales	$239.4	$120.6	$179.4

Our net sales of products for end use in the automotive market increased by approximately $39.4 million, or 91.6%, during the three months ended June 30, 2010, compared to the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for end use in this market increased by approximately $28.6 million, or 53.2%, for the three months ended June 30, 2010, as compared to the same period in 2009, which was driven by increased global demand from our automotive customers.

Net sales of products ultimately used in the telecommunications market increased by approximately $21.8 million, or 56.6%, for the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in this end market increased by approximately $2.8 million, or 4.9%, for the three months ended June 30, 2010, as compared to the same period in 2009.  Increased global demand in this market, as well as new customer and program wins, was partially offset by spending stimulus projects sponsored by the Chinese government in 2009 which did not recur in 2010 and programs with certain customers going end of life.

Net sales of products ultimately used in the industrial & instrumentation, medical, consumer and other markets, increased by approximately $26.6 million, or 92.0%, compared to the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for end use in this market increased by approximately $16.3 million, or 41.6%, for the three months ended June 30, 2010, as compared with the same period in 2009.  The increase in net sales was driven primarily by increased global demand, including wind power related programs, as well as new customer and program wins, partially offset by a $3.4 million decline in sales resulting from the closure of our Milwaukee Facility in May 2009.

Net sales of our products for use in the computer and datacommunications markets increased by approximately $20.9 million, or 204.9%, as compared to the same period in the prior year.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in this end market increased by approximately $10.6 million, or 51.7%, for the three months ended June 30, 2010, as compared with the same period in 2009, driven by increased global demand from our computer and datacommunication customers.

With the Merix Acquisition, the Company began supplying customers in the military and aerospace end-user market.  Sales to this end-user market were $10.1 million for the quarter ended June 30, 2010. Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in the military and aerospace end-user market increased by approximately $1.7 million, or 20.2%, for the three months ended June 30, 2010, as compared with the same period in 2009.

Net sales by segment on a historical basis for the three months ended June 30, 2010 and 2009, and on a pro forma basis for the three months ended June 30, 2009, as if the Merix Acquisition had been completed on January 1, 2009, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2010	2009	2009
Printed Circuit Boards	$199.6	$80.2	$139.0
Assembly	43.7	39.3	39.3
Other	-	3.8	3.8
Eliminations	(3.9)	(2.7)	(2.7)
Total Net Sales	$239.4	$120.6	$179.4

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended June 30, 2010, increased by $119.4 million, or 148.8% to $199.6 million.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, Printed Circuit Boards net sales, including intersegment sales, for the three months ended June 30, 2010, increased by $60.6 million, or 43.6%.  The increase is a result of an increase in volume of more than 44.0% which was driven by increased demand across all end-user market segments.

Assembly segment net sales increased by $4.4 million, or 11.1%, to $43.7 million for the three months ended June 30, 2010, compared with the second quarter of 2009.  The increase was primarily the result of improved demand in wind power related programs in our industrial & instrumentation, medical, consumer and other end-user market and new customer and program wins in our telecommunications end-user market, partially offset by certain customer programs going end-of-life in the telecommunications end-user market.

Other sales relate to our Milwaukee Facility, which for segment reporting purposes, are included in “Other” as a result of its closure in May 2009.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the three months ended June 30, 2010, was $183.0 million, or 76.4% of consolidated net sales.  This represents an improvement of 4.3 percentage points from the 80.7% of consolidated net sales for the second quarter of 2009.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be affected by trends in global commodities prices and currency exchange rates, as well as other cost trends which can influence wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs.  Cost of goods sold for the second quarter of 2010, as compared to the same period in the prior year, was positively impacted by higher sales volumes and the positive effects of the restructuring that occurred during the first half of 2009.  With the successful implementation of our restructuring plans during 2009, going into 2010 our overhead costs and operating expenses were better aligned with sales demand.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in sales volume for the segment drive similar trends in cost of goods sold.  Costs as a percentage of sales during the second quarter of 2010 were negatively impacted by product mix.

As a result of discussions with suppliers and changes in compensation laws in China, we have begun to experience significant pressures on materials cost and wages in both of our operating segments.

Selling, General and Administrative Costs.  Selling, general and administrative costs increased $9.1 million, or 79.8%, to $20.6 million for the three months ended June 30, 2010, compared to the same period in the prior year.  The increase relates primarily to costs associated with new manufacturing, sales and administrative sites acquired with the Merix Acquisition, additional incentive compensation expense, and $0.8 million of acquisition related costs recognized during the quarter.  As a percent of sales, selling, general and administrative costs were 8.6% and 9.5% for the three months ended June 30, 2010 and 2009, respectively.

Depreciation.  Depreciation expense for the three months ended June 30, 2010, was $14.4 million, including $13.3 million related to our Printed Circuit Boards segment and $1.1 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment increased by $1.9 million compared to the same period last year primarily as a result of depreciation on fixed assets acquired through the Merix Acquisition, partially offset by lower depreciation at legacy Viasystems facilities due to reduced investments in new equipment during 2009. Depreciation expense in our Assembly segment decreased by approximately $0.1 million compared to the same period last year primarily due to reduced investments in new equipment in 2009.

Restructuring and Impairment.  In connection with the integration of the Merix business we identified potential annualized cost synergies of approximately $20.0 million; and during the three months ended June 30, 2010, we continued to implement certain actions to realize these cost synergies. These actions included staff reductions and the consolidation of certain administrative offices.  For the three months ended June 30, 2010, we recorded restructuring charges of approximately $2.4 million, which included approximately $2.3 million related to personnel and severance and approximately $0.1 million related to leases and other contractual commitments.  We expect we will incur additional restructuring charges in our Printed Circuit Boards segment of approximately $0.3 million in 2010 related to achieving synergies from the Merix Acquisition.

Operating Income (Loss).  Operating income of $18.6 million for the three months ended June 30, 2010, represents an increase of $23.6 million compared to an operating loss of $5.0 million during the three months ended June 30, 2009.  The primary sources of operating income (loss) for the three months ended June 30, 2010 and 2009, were as follows:

Source (dollars in millions)	2010	2009
Printed Circuit Boards segment	$18.3	$1.1
Assembly segment	1.0	2.0
Other	(0.7)	(8.1)
Operating income (loss)	$18.6	$(5.0)

Operating income from our Printed Circuit Boards segment increased by $17.2 million to $18.3 million for the three months ended June 30, 2010, compared to $1.1 million for the same period in the prior year.  The increase is primarily the result of increased sales volume and the positive effect of the restructuring activities undertaken in 2009, partially offset by increased selling, general and administrative expense and restructuring charges of $2.4 million related to the Merix Acquisition.

Operating income from our Assembly segment was $1.0 million for the three months ended June 30, 2010, compared to operating income of $2.0 million in the second quarter of 2009.  The decrease is primarily the result of product mix.

Operating loss in the “Other” segment for the second quarter of 2010 of $0.7 million relates primarily to professional fees associated with the Merix Acquisition.  The operating loss from the same quarter of the prior year relates to the Milwaukee Facility which was closed in 2009, as well as approximately $1.4 million in merger related professional fees.

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

•
Stock Compensation – non-cash charges associated with recognizing the fair value of stock-based compensation.  We exclude these charges to more clearly reflect a comparable year-over-year cash operating performance.

•
Costs Relating to the Merger – professional fees and other non-recurring costs and expenses related to the Merix Acquisition.  We exclude these costs and expenses because they are not representative of our customary operating expenses.

Reconciliations of operating income to Adjusted EBITDA for the three months ended June 30, 2010 and 2009, were as follows:

	Three Months Ended June 30,
Source (dollars in millions)	2010	2009
Operating income (loss)	$18.6	$(5.0)
Add-back
Depreciation and Amortization	14.9	12.9
Restructuring and impairment	2.4	3.8
Non-cash stock compensation expense.	0.3	0.2
Costs relating to the merger	0.8	1.4
Adjusted EBITDA	$37.0	$13.3

Adjusted EBITDA increased by $23.7 million, or 178.2%, primarily as a result of a 98.5% increase in net sales and a 4.3 percentage point improvement in cost of goods sold relative to consolidated net sales, partially offset by increased selling, general and administrative expense.

Interest Expense, net.  Interest expense, net of interest income, was $7.4 million for the three month period ended June 30, 2010, compared to $8.2 million of interest expense, net of interest income, for the quarter ended June 30, 2009.  Interest expense related to our 12.0% Senior Secured Notes due 2015 (the “2015 Notes”) is approximately $7.0 million in the quarter ended June 30, 2010, based on the $220 million principal, the 12.0% interest rate, and the amortization of the $8.2 million original issue discount.  The $0.8 million decrease in interest expense for the quarter ended June 30, 2010, as compared to the same period in the prior year, is primarily a result of an absence of interest expense associated with the Class A Preferred, which was exchanged for common stock during the first quarter of 2010, partially offset by the $1.7 million incremental quarterly interest cost associated with the 2015 Notes as compared to the 2011 Senior Subordinated 10.5% Notes which had been retired prior to the second quarter of 2010, and interest associated with indebtedness acquired as part of the Merix Acquisition.

Income Taxes.  Income tax expense of $3.7 million for the three months ended June 30, 2010, compares to an income tax benefit of $1.0 million for the quarter ended June 30, 2009.  Our income tax provision relates primarily to income tax expense in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized certain income tax benefits in those jurisdictions.

Results of Operations

Six Months Ended June 30, 2010, Compared with the Six Months Ended June 30, 2009

Net Sales.  Net sales for the six months ended June 30, 2010, were $426.1 million, representing a $182.1 million, or 74.6%, increase from net sales during the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales increased by approximately $104.4 million, or 28.7%, to $468.0 million for the six months ended June 30, 2010, as compared to the same period in 2009.  This increase is due to increased demand across all of our end-user markets, partially offset by a $13.8 million decline in sales resulting from the closure of our Milwaukee Facility in 2009.  While we are encouraged by this recovery in demand, our visibility to future trends remains limited.

Net sales by end-user market on a historical basis for the six months ended June 30, 2010 and 2009, and on a pro forma basis for the six months ended June 30, 2010 and 2009, as if the Merix Acquisition had been completed on January 1, 2009, were as follows:

	Historical		Pro Forma
End-User Market (dollars in millions)	2010	2009	2010	2009
Automotive	$154.8	$82.6	$163.0	$103.9
Industrial & Instrumentation, Medical, Consumer and Other	100.0	63.0	109.4	84.4
Telecommunications	99.6	78.1	111.2	116.8
Computer and Datacommunications	56.4	20.3	64.0	42.6
Military and Aerospace	15.3	-	20.4	15.9
Total Net Sales	$426.1	$244.0	$468.0	$363.6

Our net sales of products for end use in the automotive market increased by approximately $72.2 million, or 87.4%, during the six months ended June 30, 2010, compared to the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for end use in this market increased by approximately $59.1 million, or 56.9%, to $163.0 million for the six months ended June 30, 2010, as compared to the same period in 2009, which was driven by increased global demand from our automotive customers.

Net sales of products ultimately used in the industrial & instrumentation, medical, consumer and other markets, increased by approximately $37.0 million, or 58.7%, compared to the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for end use in this market increased by approximately $25.0 million, or 29.6%, to $109.4 million for the six months ended June 30, 2010, as compared with the same period in 2009.  The increase in net sales was driven primarily by increased global demand, including wind power related programs, as well as new customer and program wins, partially offset by a $13.1 million decline in sales resulting from the closure of our Milwaukee Facility in May 2009.

Net sales of products ultimately used in the telecommunications market increased by approximately $21.5 million, or 27.5%, for the six months ended June 30, 2010, as compared to the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in this end market decreased by approximately $5.6 million, or 4.8%, to $111.2 million for the six months ended June 30, 2010, as compared to the same period in 2009.  Spending stimulus projects sponsored by the Chinese government which had driven sales levels in the telecommunications market during the first half of 2009 did not recur in the first half of 2010.  In addition, $0.6 million of the decline is a result of the closure of our Milwaukee Facility in May 2009.

Net sales of our products for use in the computer and datacommunications markets increased by approximately $36.1 million, or 177.8%, as compared to the same period in the prior year.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in this end market increased by approximately $21.4 million, or 50.2%, to $64.0 million for the six months ended June 30, 2010, as compared with the same period in 2009, driven by increased global demand from our computer and data communication customers.

With the Merix Acquisition, the Company began supplying customers in the military and aerospace end-user market.  Sales to this market were $15.3 million for the six months ended June 30, 2010. Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in the military and aerospace end-user market increased by approximately $4.5 million, or 28.3%, to $20.4 million for the six months ended June 30, 2010, as compared with the same period in 2009.

Net sales by segment on a historical basis for the six months ended June 30, 2010 and 2009, and on a pro forma basis for the six months ended June 30, 2010 and 2009, as if the Merix Acquisition had been completed on January 1, 2009, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2010	2009	2010	2009
Printed Circuit Boards	$352.3	$160.3	$394.2	$279.9
Assembly	79.8	75.0	79.8	75.0
Other	-	14.1	-	14.1
Eliminations	(6.0)	(5.4)	(6.0)	(5.4)
Total Net Sales	$426.1	$244.0	$468.0	$363.6

Printed Circuit Boards segment net sales, including intersegment sales, for the six months ended June 30, 2010, increased by $192.0 million, or 119.8%, to $352.3 million.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, Printed Circuit Boards net sales, including intersegment sales, for the six months ended June 30, 2010, increased by $114.3 million, or 40.8%. The increase is primarily a result of an increase in volume of more than 35.0% which was driven by increased demand across all end-user market segments.

Assembly segment net sales increased by $4.8 million, or 6.4%, to $79.8 million for the six months ended June 30, 2010, compared with the first half of 2009.  The increase was primarily the result of improved demand in wind power related programs in our industrial & instrumentation, medical, consumer and other end-user market, and new customer and program wins in our telecommunications end-user market,  partially offset by certain customer programs going end-of-life in the telecommunications end-user market.

Other sales relate to our Milwaukee Facility, which for segment reporting purposes, are included in “Other” as a result of its closure in May 2009.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the six months ended June 30, 2010, was $329.1 million, or 77.2%, of consolidated net sales.  This represents an improvement of 4.8 percentage points from the 82.0% of consolidated net sales for the six months ended June 30, 2009.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be affected by trends in global commodities prices and currency exchange rates, as well as other cost trends which can influence wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs.  Cost of goods sold for the six months ended June 30, 2010, as compared to the same period in the prior year, was positively impacted by higher sales volumes and the positive effects of the restructuring that occurred during the first half of 2009.  With the successful implementation of our restructuring plans during 2009, going into 2010 our overhead costs and operating expenses were better aligned with sales demand.

In accordance with purchase accounting rules, the inventory acquired from Merix as part of the Merix Acquisition was written up to its fair value, which for work in progress and finished goods approximated its selling price less an estimated profit from the selling effort.  As a result, cost of goods sold during the six months ended June 30, 2010 reflected the inventory fair value adjustment of approximately $0.9 million, which negatively impacted the ratio of cost of goods sold to net sales.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in sales volume for the segment drive similar trends in cost of goods sold.  Costs as a percentage of sales during the six months ended June 30, 2010, were negatively impacted by product mix.

As a result of discussions with suppliers and changes in compensation laws in China, we have begun to experience significant pressures on materials cost and wages in both of our operating segments.

Selling, General and Administrative Costs.  Selling, general and administrative costs increased $17.6 million, or 81.4%, to $39.3 million for the six months ended June 30, 2010, compared to the same period in the prior year.  The increase relates primarily to $4.6 million of acquisition related costs, costs associated with new manufacturing, sales and administrative sites acquired with the Merix Acquisition and additional incentive compensation expense.  As a percent of sales, selling, general and administrative costs were 9.2% and 8.9% for the six months ended June 30, 2010 and 2009, respectively.

Depreciation.  Depreciation expense for the six months ended June 30, 2010, was $27.1 million, including $24.8 million related to our Printed Circuit Boards segment and $2.3 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment increased by $1.9 million compared to the same period last year primarily as a result of approximately 4.5 months of depreciation on fixed assets acquired through the Merix Acquisition, partially offset by lower depreciation at legacy Viasystems facilities due to reduced investments in new equipment during 2009. Depreciation expense in our Assembly segment decreased by approximately $0.1 million compared to the same period last year primarily due to reduced investments in new equipment in 2009.

Restructuring and Impairment.  In connection with the integration of the Merix business we identified potential annualized cost synergies of approximately $20.0 million; and during the six months ended June 30, 2010, we initiated certain actions to realize these cost synergies. These actions included staff reductions and the consolidation of certain administrative offices.  For the six months ended June 30, 2010, we recorded restructuring charges of approximately $8.7 million, which included approximately $3.2 million related to personnel and severance and approximately $5.5 million related to leases and other contractual commitments.  Charges related to other contractual commitments included $4.1 million related to the cancellation of the monitoring and oversight agreement with Hicks Muse & Co. Partners L.P., an affiliate of HMTF, in connection with the Recapitalization Agreement. We expect we will incur additional restructuring charges in our Printed Circuit Boards segment of approximately $0.3 million in 2010 related to achieving synergies from the Merix Acquisition.

Operating Income (Loss).  Operating income of $21.1 million for the six months ended June 30, 2010, represents an increase of $29.4 million compared to operating loss of $8.3 million during the six months ended June 30, 2009.  The primary sources of operating income (loss) for the six months ended
June 30, 2010 and 2009, were as follows:

Source (dollars in millions)	2010	2009
Printed Circuit Boards segment	$27.8	$(3.2)
Assembly segment	1.9	3.6
Other	(8.6)	(8.7)
Operating income (loss)	$21.1	$(8.3)

Operating income from our Printed Circuit Boards segment increased by $31.0 million to $27.8 million for the six months ended June 30, 2010, compared to an operating loss of $3.2 million for the same period in the prior year.  The increase is primarily the result of increased sales volume and the positive effect of the restructuring activities undertaken in 2009, partially offset by increased selling, general and administrative expense and restructuring charges of $4.7 million related to the Merix Acquisition.

Operating income from our Assembly segment was $1.9 million for the six months ended June 30, 2010, compared to operating income of $3.6 million for the same period in 2009.  The decrease is primarily the result of product mix.

Operating loss in the “Other” segment for the six months ended June 30, 2010, relates to $4.0 million of net restructuring charges and $4.6 million of transaction costs related to the Merix Acquisition.  The “Other” operating loss for the six months ended June 30, 2009, relates to our Milwaukee Facility which ceased operations in May 2009, as well as $1.4 million of transaction costs related to the Merix Acquisition.

Adjusted EBITDA.  Reconciliations of operating income to Adjusted EBITDA for the six months ended June 30, 2010 and 2009, were as follows:

	Six Months Ended June 30,
Source (dollars in millions)	2010	2009
Operating (loss) income	$21.1	$(8.3)
Add-back
Depreciation and Amortization	27.9	25.9
Restructuring and impairment	8.7	4.6
Non-cash stock compensation expense.	0.4	0.5
Costs relating to the merger	5.6	1.4
Adjusted EBITDA	$63.7	$24.1

Adjusted EBITDA increased by $39.6 million, or 164.3%, primarily as a result of a 74.6% increase in net sales and a 4.8 percentage point improvements in cost of goods sold relative to consolidated net sales, partially offset by reductions in selling, general and administrative expense.

Interest Expense, net.  Interest expense, net of interest income, was $16.3 million for each of the six month periods ended June 30, 2010 and 2009.  Interest expense related to the 2015 Notes is approximately $14.0 million in the six month period ended June 30, 2010, based on the $220 million principal, the 12.0% interest rate and the amortization of the $8.2 million original issue discount.  During the period, the $3.4 million incremental semi-annual interest cost associated with the 2015 Notes as compared to the 2011 Senior Subordinated 10.5% Notes which were fully retired as of January 15, 2010, and interest associated with indebtedness acquired as part of the Merix Acquisition, was offset by lower interest expense in the period associated with the Class A Preferred which was exchanged for common stock on February 11, 2010.

Income Taxes.  Income tax expense of $7.5 million for the six months ended June 30, 2010, compares to income tax expense of $1.4 million for the six months ended June 30, 2009.  Our income tax provision relates primarily to income tax expense recognized in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized certain income tax benefits in those jurisdictions.

Liquidity and Capital Resources

Cash Flow

We believe that cash flow from operations, available cash on hand and cash available under existing credit facilities will be sufficient to fund our capital expenditures, debt service costs, and other currently anticipated cash needs.  Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control.  We cannot be assured that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under our credit facilities or that we will be able to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness.

Our principal liquidity requirements will be for i) $13.2 million semi-annual interest payments required in connection with our $220 million 2015 Notes, payable in January and July each year (beginning in July 2010, where the payment will include an additional $3.7 million for interest accrued from the original date of issuance through January 15, 2010), ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment, v)  debt service requirements in connection with our credit facilities and vi) cash needs associated with the integration of Merix into our company.  In addition, the potential for acquisitions of other businesses by us in the future may require additional debt or equity financing.

Net cash provided by operating activities for the six months ended June 30, 2010, was $16.1 million and net cash provided by operating activities for the six months ended June 30, 2009, was $36.8 million.  The reduction in net cash from operating activities is primarily due to investments in working capital in order to support higher sales levels, partially offset by a smaller net loss.

Net cash used in investing activities was $42.1 million for the six months ended June 30, 2010, compared to $6.5 million for the six months ended June 30, 2009, and relates to cash consideration of $35.3 million paid in the Merix Acquisition, cash acquired in the Merix Acquisition of $13.7 million and capital expenditures of $20.4 million.  Given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions.  Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions and product quality standards.  The spending required to meet our customer’s requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities.  Total capital expenditures by our Printed Circuit Boards segment for the six months ended June 30, 2010 and 2009 were $19.1 million and $8.4 million, respectively.

Net cash used by financing activities was $3.0 million for the six months ended June 30, 2010, which related to financing fees on our Senior Secured 2010 Credit Facility, and repayments of capital lease obligations. Borrowings of $10.0 million on our Zhongshan 2010 Credit Facility were offset by the $10.0 million repayment of our Guangzhou 2009 Credit Facility. The repayment of the 2011 Notes in January 2010, was funded by restricted cash held in escrow since the issuance of the 2015 Notes in 2009.  Net cash used by financing activities of $3.5 million for the six months ended June 30, 2009, related to scheduled payments under the now retired 2006 Credit Agreement.

Financing Arrangements

At the beginning of 2010, we successfully recapitalized our company by exchanging our Class A Preferred, which was classified as debt, and Class B Preferred, which was classified as temporary equity, into common stock, which eliminated approximately $120.2 million of debt associated with the Class A Preferred and resulted in an increase of paid-in-capital of $354.1 million.  Also, as more fully described below, we redeemed the remaining $105.9 million of the 2011 Notes, entered into a new $75.0 million senior secured credit facility, entered into a new $29.4 million China based revolving credit facility while allowing a similar facility to expire, and assumed certain indebtedness as part of the Merix Acquisition.  The indebtedness acquired in the Merix Acquisition included $1.4 million of senior subordinated convertible notes, $5.2 million of revolving credit under a $7.3 million facility and $0.4 million of capital lease obligations.

Senior Secured Notes due 2015

Our $220.0 million 12% Senior Secured Notes due 2015 (the “2015 Notes”) were issued at an original issue discount (“OID”) of 96.269%.  The OID was recorded on our balance sheet as a reduction of the liability for the 2015 Notes, and is being amortized to interest expense over the life of the notes.  As of June 30, 2010, the unamortized OID was $7.2 million.

Senior Secured 2010 Credit Facility

On February 16, 2010, we entered into a senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility”), with Wachovia Capital Finance Corporation (New England), which provides a secured revolving credit facility in an aggregate principal amount of up to $75.0 million with an initial maturity of four years. The annual interest rates applicable to loans under the Senior Secured 2010 Credit Facility are, at our option, either the Base Rate or Eurodollar Rate (each as defined in the Senior Secured 2010 Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our Quarterly Average Excess Availability (as defined in the Senior Secured 2010 Credit Facility) and ranges from 2.00% to 2.50% for Base Rate loans and 3.50% to 4.00% for Eurodollar Rate loans. In addition, we are required to pay an Unused Line Fee and other fees as defined in the Senior Secured 2010 Credit Facility. We incurred $2.3 million, including $2.2 million incurred during the six months ended June 30, 2010, of deferred financing fees related to the Senior Secured 2010 Credit Facility which have been capitalized and are being amortized over the life of the facility.

The Senior Secured 2010 Credit Facility is guaranteed by and secured by substantially all of the assets of our current and future domestic subsidiaries, subject to certain exceptions as set forth in the Senior Secured 2010 Credit Facility. The Senior Secured 2010 Credit Facility contains certain negative covenants restricting and limiting our ability to, among other things:

•	incur debt, incur contingent obligations and issue certain types of preferred stock;
•	create liens;
•	pay dividends, distributions or make other specified restricted payments;
•	make certain investments and acquisitions;
•	enter into certain transactions with affiliates; and
•	merge or consolidate with any other entity or sell, assign, transfer, lease, convey or otherwise dispose of assets.

The Senior Secured 2010 Credit Facility includes a financial covenant requirement that, if the Excess Availability (as defined in the Senior Secured 2010 Credit Facility) is less than $15 million then we must maintain, on a monthly basis, a minimum fixed charge coverage ratio of 1.1, as defined in the Senior Secured 2010 Credit Facility.  As of June 30, 2010, the Senior Secured 2010 Credit Facility was undrawn, and approximately $53.3 million was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

In March 2010, our Kalex Multi-Layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary consummated a 200 million Renminbi (approximately $29.4 million U.S. dollars based on the exchange rate as of June 30, 2010) revolving credit facility (the “Zhongshan 2010 Credit Facility”) with China Construction Bank, Zhongshan Branch.  The Zhongshan 2010 Credit Facility provides for borrowings denominated in Renminbi and foreign currencies, including the U.S. dollar.  Borrowings are guaranteed by KMLCB’s sole Hong Kong parent company, Kalex Circuit Board (China) Limited.  This revolving credit facility is renewable annually.  Loans under the credit facility bear interest at the rate of (i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or (ii) the interest rate quoted by the Peoples Bank of China for Renminbi denominated loans.  The Zhongshan 2010 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  As of June 30, 2010, $10.0 million in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of LIBOR plus 3.0%, and approximately $19.4 million of the revolving credit facility was unused and available.

Huiyang 2009 Credit Facility

In connection with the Merix Acquisition, we assumed a $5.2 million debt obligation under a credit facility (the “Huiyang 2009 Credit Facility”) between our Merix Printed Circuits Technology Limited subsidiary and Industrial and Commercial Bank of China, Limited (“ICBC”).  The Huiyang 2009 Credit Facility provides for borrowings denominated in Renminbi and foreign currencies, including the U.S. dollar.  Borrowings are secured by a mortgage lien on the building and land lease at our manufacturing facility in Huiyang, China.  This revolving credit facility is renewable annually.  Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated before each U.S. dollar denominated loan, ii) an annual fixed rate negotiated before each U.S. dollar denominated loan or iii) an interest rate based on the base lending rate published by ICBC.  The Huiyang 2009 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  As of June 30, 2010, $5.2 million in U.S. dollar loans was outstanding under the Huiyang 2009 Credit Facility at a weighted average rate of 1.72%.

Senior Subordinated Convertible Notes due 2013

In connection with the Merix Acquisition, we assumed $1.4 million of convertible senior subordinated notes which mature on May 15, 2013, and bear interest at the rate of 4.0% per year (the “2013 Notes.”)  Interest is payable in arrears on May 15, and November 15, of each year.  Pursuant to the terms of the indenture governing the 2013 Notes and the merger agreement governing the Merix Acquisition, the 2013 Notes are convertible at the option of the holder into shares of our common stock at a ratio of 7.367 shares per one thousand dollars of principal amount subject to certain adjustments.  This is equivalent to a conversion price of $135.74 per share.  The 2013 Notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior debt.  On April 15, 2010, we redeemed $0.5 million aggregate principal amount of the 2013 Notes pursuant to a tender offer, leaving $0.9 million aggregate principle amount of the 2013 Notes outstanding.

Capital Leases

In connection with the Merix Acquisition, in February 2010 we assumed $0.4 million of obligations under capital leases.  The assets under capital lease include transportation and other equipment which was recorded at their fair value upon acquisition of $0.4 million.

Guangzhou 2009 Credit Facility

In June 2010, we repaid the outstanding $10.0 million U.S. dollar loan under our Guangzhou 2009 Credit Facility, and elected not to pursue renewal of the credit facility upon its June 30, 2010, expiration date.

Senior Subordinated Notes due 2011

In January 2010, we redeemed the remaining $105.9 million of our 10.5% Senior Subordinated Notes due 2011.  In connection with the redemption, we incurred a $0.7 million loss on the early extinguishment of the debt.  Restricted cash of $105.7 million which was held in escrow as of December 31, 2009, was used to fund the redemption.

Contractual Obligations

With the Merix Acquisition, we assumed certain contractual obligations, which are in addition to the contractual obligations we described in our annual report on Form 10-K for the year ending December 31, 2009.  As of the acquisition date, contractual obligations assumed from Merix included:

•	Debt obligations totaling approximately $7.0 million related to the 2013 Notes, the Huiyang 2009 Credit Facility and capital lease obligations;
•	Operating lease obligations of approximately $4.0 million;
•	Restructuring payments which pre-existed the Merix Acquisition of approximately $0.7 million; and
•	Unrecognized tax benefits of approximately $11.5 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries.  Our operations may, therefore, be subject to volatility because of currency fluctuations.  Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  We do not engage in hedging transactions for speculative investment reasons.  Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results from operations.  There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.  At June 30, 2010, there were foreign currency hedge instruments outstanding with a nominal value of approximately 358.9 million Chinese RMB related to our operations in Asia.

Item 4. Controls and Procedures

As of June 30, 2010, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In February 2010, we completed our acquisition of Merix.  Management is currently in the process of evaluating the internal controls and procedures of Merix and plans to integrate Merix’s internal controls over financial reporting with our existing internal controls over financial reporting.  This integration may lead to changes in the internal controls over financial reporting for us or the acquired Merix business in future fiscal periods.  Management expects the integration process to be completed during 2010.

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

After the Court denied plaintiff’s motion to enjoin the transaction, plaintiffs submitted an amended complaint dated April 19, 2010.  All defendants moved to dismiss the amended complaint on July 8, 2010. The parties have not yet fully briefed the dismissal motion, and the Court has not yet set a motion hearing date.

Item 6.  Exhibits

(a)	Exhibits

	3.1	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.
	3.2	Second Amended and Restated Bylaws of Viasystems Group, Inc.
	10.1	Viasystems Group, Inc. 2010 Equity Incentive Plan.
	31.1	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.
	31.2	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.
	32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 9, 2010.

VIASYSTEMS GROUP, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Christopher R. Isaak
Name:	Christopher R. Isaak
Title:	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description
3.1	(1)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.

3.2	(1)	Second Amended and Restated Bylaws of Viasystems Group, Inc.

10.1	(2)	Viasystems Group, Inc. 2010 Equity Incentive Plan.

31.1		Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2		Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.

(2)	Incorporated by reference to the Proxy Statement of Viasystems Group, Inc. filed on April 3, 2010.