Form 10-Q
period 2010-09-30
VIASYSTEMS GROUP INC
filed 2010-11-09
CIK 1101169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 8, 2010, there were 20,230,102 shares of Viasystems Group, Inc.’s Common Stock outstanding.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$85,465	$108,993
Restricted cash	-	105,734
Accounts receivable, net	174,541	89,512
Inventories	94,051	49,197
Prepaid expenses and other	19,478	11,388
Property held for sale	2,640	-
Total current assets	376,175	364,824
Property, plant and equipment, net	266,186	199,044
Goodwill	97,977	79,485
Intangible assets, net	9,521	4,676
Deferred financing costs, net	8,111	7,986
Other assets	2,893	1,223
Total assets	$760,863	$657,238

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current maturities of long-term debt	$13,657	$118,207
Accounts payable	164,079	90,661
Accrued and other liabilities	67,210	42,348
Total current liabilities	244,946	251,216
Long-term debt, less current maturities	214,781	212,673
Mandatory redeemable Class A Junior preferred stock	-	118,836
Other non-current liabilities	54,478	34,226
Total liabilities	514,205	616,951

Redeemable Class B Senior Convertible preferred stock	-	98,327

Stockholders’ equity (deficit):
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 20,235,820 and 2,415,266 shares issued and outstanding	202	24
Paid-in capital	2,374,981	1,944,413
Accumulated deficit	(2,140,136)	(2,010,069)
Accumulated other comprehensive income	8,331	7,592
Total Viasystems stockholders’ equity (deficit)	243,378	(58,040)
Noncontrolling interest	3,280	-
Total stockholders’ equity (deficit)	246,658	(58,040)
Total liabilities and stockholders’ equity (deficit)	$760,863	$657,238

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$259,325	$121,087	$685,376	$365,085
Operating expenses:
Cost of goods sold, exclusive of items shown separately	198,117	96,101	527,210	296,300
Selling, general and administrative	20,536	10,456	59,822	32,115
Depreciation	14,426	12,538	41,493	37,832
Amortization	447	297	1,267	900
Restructuring and impairment	26	583	8,750	5,153
Operating income (loss)	25,773	1,112	46,834	(7,215)
Other expense (income):
Interest expense, net	7,323	8,181	23,649	24,443
Amortization of deferred financing costs	512	515	1,491	1,547
Loss on early extinguishment of debt	-	729	706	729
Other, net	1,033	133	1,438	479
Income (loss) before income taxes	16,905	(8,446)	19,550	(34,413)
Income taxes	5,985	2,998	13,496	4,395
Net income (loss)	$10,920	$(11,444)	$6,054	$(38,808)

Less:
Net income attributable to noncontrolling interest	$709	$-	$1,383	$-
Accretion of Redeemable Class B Senior Convertible preferred stock	-	2,173	1,053	6,342
Conversion of Mandatory Redeemable Class A Junior preferred stock	-	-	29,717	-
Conversion of Redeemable Class B Senior Convertible preferred stock	-	-	105,021	-
Net income (loss) attributable to common stockholders	$10,211	$(13,617)	$(131,120)	$(45,150)

Basic earnings (loss) per share	$0.51	$(5.64)	$(7.59)	$(18.69)
Diluted earnings (loss) per share	$0.51	$(5.64)	$(7.59)	$(18.69)
Basic weighted average shares outstanding	19,979,015	2,415,266	17,270,223	2,415,266
Diluted weighted average shares outstanding	19,979,260	2,415,266	17,270,223	2,415,266

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Common Stock Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
Balance at December 31, 2009	2,415,266	$24	$1,944,413	$(2,010,069)	$7,592	$-	$(58,040)
Accretion of Class B Senior Convertible preferred stock	-	-	(1,053)	-	-	-	(1,053)
Common stock issued in exchange for Class B Senior Convertible preferred Stock	6,028,258	60	204,340	(105,021)	-	-	99,379
Common stock issued in exchange for Class A Junior preferred stock	7,658,187	77	149,791	(29,717)	-	-	120,151
Common stock issued in connection with the MerixAcquisition	3,877,304	39	75,838		-	2,680	78,557
Issuance of restricted stock awards	256,805	2	(2)	-	-	-	-
Comprehensive income (loss):
Net (loss) income	-	-	-	4,671	-	1,383	6,054

Change in fair value of derivatives, net of taxes of $0	-	-	-	-	739	-	739
Total comprehensive income (loss)							6,793
Distribution to noncontrolling interest holder	-	-	-	-	-	(783)	(783)
Stock compensation expense	-	-	1,654	-	-	-	1,654
Balance at September 30, 2010	20,235,820	$202	$2,374,981	$(2,140,136)	$8,331	$3,280	$246,658

Accumulated other comprehensive income at September 30, 2010, and December 31, 2009, includes the following:

	September 30, 2010	December 31, 2009
Foreign currency translation	$7,919	$7,919
Unrecognized gain (loss) on derivatives	412	(327)
	$8,331	$7,592

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$6,054	$(38,808)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,760	38,732
Deferred income taxes	1,895	(1,799)
Non-cash stock compensation expense	1,654	704
Amortization of deferred financing costs	1,491	1,547
Amortization of original issue discount on 2015 Notes	1,197	-
Amortization of preferred stock discount	871	2,544
Loss on early extinguishment of debt	706	729
Accretion of Class A Junior preferred stock dividends	444	5,415
Loss (gain) on disposition of assets, net	323	(566)
Non-cash impact of exchange rate changes	146	275
Change in assets and liabilities:
Accounts receivable	(34,980)	19,345
Inventories	(21,611)	20,217
Prepaid expenses and other	(2,253)	2,612
Accounts payable	31,067	4,557
Accrued and other liabilities	3,572	(11,171)
Net cash provided by operating activities	33,336	44,333
Cash flows from investing activities:
Capital expenditures	(36,873)	(14,689)
Acquisition of Merix	(35,326)	-
Cash acquired in acquisition of Merix	13,667	-
Proceeds from disposals of property	9,769	3,975
Net cash used in investing activities	(48,763)	(10,714)
Cash flows from financing activities:
Repayment of 10.5% Senior Subordinated Notes	(105,904)	-
Change in restricted cash	105,734	-
Proceeds from borrowings under credit facilities	10,000	10,000
Repayments of borrowings under credit facilities	(14,200)	(15,500)
Distribution to noncontrolling interest	(783)	-
Repayment of 2013 Notes	(515)	-
Repayment of capital lease obligations	(139)	-
Financing and other fees	(2,294)	(447)
Net cash used in financing activities	(8,101)	(5,947)

Net change in cash and cash equivalents	(23,528)	27,672
Cash and cash equivalents, beginning of the period	108,993	83,053
Cash and cash equivalents, end of the period	$85,465	$110,725
Supplemental cash flow information:
Interest paid	$23,211	$21,751
Income taxes paid, net	$9,597	$4,080

Supplemental disclosure of noncash transactions:
Fair value of common shares issued in acquisition of Merix	$75,877	$-
Fair value of common shares issued in exchange for Mandatory redeemable Class A Junior preferred stock	$149,868	$-
Fair value of common shares issued in exchange for Redeemable Class B Senior Convertible preferred stock	$117,970	$-

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

1.      Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. and its subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows.  The results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for a full fiscal year.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

Nature of Business

Viasystems is a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions.  The Company’s products are used in a wide range of applications including automotive engine control modules, data networking equipment, telecommunications switching equipment, complex medical and technical instruments, and flight control systems.

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

In connection with the conversion of the Class A Preferred into common shares of the Company, for financial reporting purposes related to the presentation of net loss attributable to common stockholders, the Company recorded a non-cash adjustment to net loss of $29,717.  The $29,717 non-cash item is equal to the difference between i) the fair value of the common shares issued and ii) the carrying value of the Class A Preferred at the time of conversion; and is reflected in the Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) as a reduction to accumulated deficit and a corresponding increase to paid-in capital.  In connection with the conversion of the Class B Preferred into common stock of the Company, for financial reporting purposes related to the presentation of net loss attributable to common stockholders, the Company recorded a non-cash adjustment to net loss of $105,021.  The $105,021 non-cash item is equal to the difference between i) the fair value of the common shares issued and ii) the fair value of the number of common shares that would have been issued according to the terms of the Indenture governing the Class B Preferred without consideration of the Recapitalization Agreement; and is reflected in the Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) as a reduction to accumulated deficit and a corresponding increase to paid-in capital.

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

Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which the revision is made.  The Company does not consider as material any revisions made to estimates or assumptions during the periods presented in the accompanying condensed consolidated financial statements.

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

The shares used in the computation of our basic and diluted earnings per share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of shares - basic	19,979,015	2,415,266	17,270,223	2,415,266
Dilutive effect of restricted stock awards	245	-	-	-
Weighted average number of shares- diluted	19,979,260	2,415,266	17,270,223	2,415,266

No stock options, warrants, convertible debt, or convertible preferred stock were included in the computation of the diluted weighted average shares outstanding for the three and nine months ended September 30, 2010 and 2009, and no unvested restricted stock awards were included in the computation of diluted weighted average shares outstanding for the nine months ended September 30, 2010, because the effect would be anti-dilutive.  As of September 30, 2010, the Company had i) outstanding options to purchase a total of 1,201,989 shares of common stock and ii) long-term debt convertible into 6,593 shares of common stock that could have a future dilutive effect on the calculation of earnings per share.

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

	September 30, 2010
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$238,700	$213,152	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	-	-
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Huiyang 2009 Credit Facility	1,000	1,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges	412	412	Prepaid expenses and other
Guangzhou 2009 Credit Facility	-	-
Senior Subordinated Notes due 2011	-	-
Class A Junior preferred stock	-	-
Class B Senior Convertible preferred stock	-	-

	December 31, 2009
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$231,000	$211,956	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	-	-
Zhongshan 2010 Credit Facility	-	-
Huiyang 2009 Credit Facility	-	-
Senior Subordinated Convertible Notes due 2013	-	-
Cash flow hedges	(327)	(327)	Accrued and other liabilities
Guangzhou 2009 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Notes due 2011	105,876	105,876	Current maturities of long-term debt
Class A Junior preferred stock	124,943	118,836	Mandatory redeemable Class A Junior preferred stock
Class B Senior Convertible preferred stock	98,823	98,327	Redeemable Class B Senior Convertible preferred stock

The Company determined the fair values of the Senior Secured Notes due 2015 and the Senior Subordinated Notes due 2011 using quoted market prices for the notes.  The Company estimated the fair value of the Senior Subordinated Convertible Notes due 2013 to be their par value based upon their most recent trading activity.  As the balance owed on the Zhongshan 2010 Credit Facility, the Guangzhou 2009 Credit Facility and the Huiyang 2009 Credit Facility bear interest at a variable rate, the carrying value of the these debt instruments approximates their fair value.  The Company estimated the fair values of its preferred stock instruments to approximate the current liquidation value of each instrument at December 31, 2009.

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

2.  The Merix Acquisition

On February 16, 2010, the Company acquired Merix Corporation (“Merix”) in a transaction pursuant to which Merix became a wholly owned subsidiary of the Company (the “Merix Acquisition”).  Merix was a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and China.  The Merix Acquisition increased the Company’s PCB manufacturing capacity by adding four additional PCB production facilities, added North American PCB quick-turn services capability and added military and aerospace to the Company’s already diverse end-user markets.  The total consideration paid by the Company in the merger was $111,203, and included cash of $35,326 and 3,877,304 shares of common stock of the Company representing approximately 19.4% of the Company’s outstanding common stock immediately after the closing of the Merix Acquisition.  Cash consideration paid in the merger included payments of $34,908 to the former holders of Merix Senior Subordinated Convertible Notes due 2013, payments of $25 in lieu of fractional shares issued to former Merix stockholders, and payments of $393 to Merix employees related to tax liabilities arising from the exercise of their Merix stock options upon the change in control.  For the nine months ended September 30, 2010, net sales of approximately $215,171 were attributable to manufacturing facilities acquired from Merix.  Although the Company has made a reasonable effort to do so, synergies achieved through the integration of the acquired Merix business into the Company’s Printed Circuit Boards segment and the allocation of shared overhead specific to the acquired Merix business cannot be precisely determined.  Accordingly, the Company has deemed it impracticable to calculate the precise impact the acquired Merix business has had on its earnings for the nine months ending September 30, 2010.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the Merix Acquisition as of February 16, 2010.  The estimated fair values are preliminary, and the Company expects they will be finalized in the fourth quarter of 2010.

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

Goodwill and Identifiable Intangible Assets

Goodwill of $18,492 is calculated as the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired; and represents the additional value to the Company expected to be derived from synergies in combining the business and other intangible benefits.  None of the goodwill is expected to be deductible for income tax purposes.  As of December 31, 2009, the Company had recorded goodwill of $79,485 from prior acquisitions which related entirely to its Printed Circuit Boards segment.  With the goodwill derived from the Merix Acquisition, the balance of goodwill as of September 30, 2010, is $97,977 which relates entirely to the Company’s Printed Circuit Boards segment.

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

Other Accrued Liabilities

In connection with the Merix Acquisition, the Company assumed obligations of $6,935 for certain Merix employee benefit related amounts that became payable as a result of the Merix Acquisition pursuant to terms of existing contractual agreements, of which $571 remains payable as of September 30, 2010.

Noncontrolling Interest

In connection with the Merix Acquisition, the Company acquired a majority interest in manufacturing facilities in Huiyang and Huizhou, China, in which a noncontrolling interest holder retained an ownership of 5% and 15%, respectively.  The acquired noncontrolling interest was measured using the income approach based on a discounted cash flow methodology.  The noncontrolling interest is reported as a component of equity, and the net income attributable to the noncontrolling interest is reported as a reduction from net income (loss) to arrive at net income (loss) attributable to the Company’s common stockholders.  The Company leases the manufacturing facilities in Huiyang and Huizhou, China and purchases consulting and other services from the noncontrolling interest holder.  In August 2010, the Company made a distribution of $783 to the noncontrolling interest holder.  In addition, during the three and nine months ended September 30, 2010, the Company paid the noncontrolling interest holder $283 and $793, respectively, related to rental and service fees.

Pro Forma Information

The following pro forma information presents the combined results of operations of Viasystems and Merix for the nine months ended September 30, 2010 and 2009, as if the Merix Acquisition had been completed on January 1, 2010 and 2009, respectively, with adjustments to give effect to pro forma events that are directly attributable to the Merix Acquisition.  The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of the companies, nor do they include restructuring expenses incurred related to the Merix Acquisition and the recapitalization.  Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the pro forma results of operations:

	Nine months ended September 30,
	2010	2009
Net sales	$727,331	$542,482
Net income (loss)	$22,759	$(73,190)

Transaction costs

The Company recognized $4,686 of transaction costs related to the Merix Acquisition in selling, general and administrative expenses for the nine months ended September 30, 2010, which consisted primarily of investment banker fees and legal and accounting costs.  Total acquisition related transaction costs incurred by the Company, excluding costs incurred by Merix prior to the acquisition, totaled $8,734.

3.      Inventories

The composition of inventories is as follows:

	September 30, 2010	December 31, 2009
Raw materials	$34,683	$15,090
Work in process	23,023	15,720
Finished goods	36,345	18,387
Total	$94,051	$49,197

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

4.      Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	September 30, 2010	December 31, 2009
Land and buildings	$81,772	$54,603
Machinery, equipment and systems	498,008	427,619
Leasehold improvements	45,259	42,102
Construction in progress	5,631	1,063
	630,670	525,387
Less: Accumulated depreciation	(364,484)	(326,343)
Total	$266,186	$199,044

In connection with the Merix Acquisition, the Company acquired property, plant and equipment which was recorded at its fair value of $72,743, including land and buildings of $26,889, machinery and equipment of $43,563, leasehold improvements of $962 and construction in progress of $1,329.

5.      Credit Facilities and Long-term Debt

The composition of long-term debt is as follows:

	September 30, 2010	December 31, 2009
Senior Secured Notes due 2015, net	$213,152	$211,956
Senior Secured 2010 Credit Facility	-	-
Zhongshan 2010 Credit Facility	10,000	-
Huiyang 2009 Credit Facility	1,000	-
Senior Subordinated Convertible Notes due 2013	895	-
Capital leases	3,391	3,048
Guangzhou 2009 Credit Facility	-	10,000
Senior Subordinated Notes due 2011	-	105,876
	228,438	330,880
Less: Current maturities	(13,657)	(118,207)
	$214,781	$212,673

As of September 30, 2010, $11,000 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $300 and approximately $77,247 of the credit facilities were unused and available.

Senior Secured Notes due 2015

The Company’s $220,000 12% Senior Secured Notes due 2015 (the “2015 Notes”) were issued at an original issue discount (“OID”) of 96.269%.  The OID was recorded on the Company’s balance sheet as a reduction of the liability for the 2015 Notes and is being amortized to interest expense over the life of the 2015 Notes.  As of September 30, 2010, the unamortized OID was $6,848.

Senior Secured 2010 Credit Facility

On February 16, 2010, the Company entered into a senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility”), with Wachovia Capital Finance Corporation (New England), which provides a secured revolving credit facility in an aggregate principal amount of up to $75,000 with an initial maturity of four years. The annual interest rates applicable to loans under the Senior Secured 2010 Credit Facility are, at the Company’s option, either the Base Rate or Eurodollar Rate (each as defined in the Senior Secured 2010 Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to the Company’s Quarterly Average Excess Availability (as defined in the Senior Secured 2010 Credit Facility) and ranges from 2.00% to 2.50% for Base Rate loans and 3.50% to 4.00% for Eurodollar Rate loans. In addition, the Company is required to pay an Unused Line Fee and other fees defined in the Senior Secured 2010 Credit Facility.  The Company incurred $2,342, including $2,239 incurred during the nine months ended September 30, 2010, of deferred financing fees related to the Senior Secured 2010 Credit Facility, which have been capitalized and are being amortized over the life of the facility.

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

The Senior Secured 2010 Credit Facility includes a financial covenant requirement that, if the Excess Availability (as defined in the Senior Secured 2010 Credit Facility) is less than $15,000, then the Company must maintain, on a monthly basis, a minimum fixed charge coverage ratio of 1.10 to one.  As of September 30, 2010, the Senior Secured 2010 Credit Facility was undrawn, and approximately $53,099 was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

In March 2010, the Company’s Kalex Multi-Layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary consummated a 200 million Chinese Renminbi (“RMB”) (approximately $29,948 U.S. dollars based on the exchange rate as of September 30, 2010) revolving credit facility (the “Zhongshan 2010 Credit Facility”) with China Construction Bank, Zhongshan Branch.  The Zhongshan 2010 Credit Facility provides for borrowings denominated in Chinese RMB and foreign currencies, including the U.S. dollar.  Borrowings are guaranteed by KMLCB’s sole Hong Kong parent company, Kalex Circuit Board (China) Limited.  This revolving credit facility is renewable annually upon mutual agreement.  Loans under the credit facility bear interest at the rate of (i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or (ii) the interest rate quoted by the Peoples Bank of China for Chinese RMB denominated loans.  The Zhongshan 2010 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  As of September 30, 2010, $10,000 in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of LIBOR plus 3.0%, and approximately $19,948 of the revolving credit facility was unused and available.

Huiyang 2009 Credit Facility

In connection with the Merix Acquisition, the Company assumed a $5,200 debt obligation under a credit facility (the “Huiyang 2009 Credit Facility”) between its Merix Printed Circuits Technology Limited subsidiary and Industrial and Commercial Bank of China, Limited (“ICBC”).  The Huiyang 2009 Credit Facility provides for borrowings denominated in Chinese RMB and foreign currencies, including the U.S. dollar.  Borrowings are secured by a mortgage lien on the building and land lease at the Company’s manufacturing facility in Huiyang, China.  This revolving credit facility is renewable annually upon mutual agreement.  Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated before each U.S. dollar denominated loan, ii) an annual fixed rate negotiated before each U.S. dollar denominated loan or iii) an interest rate based on the base lending rate published by ICBC.  The Huiyang 2009 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  As of September 30, 2010, $1,000 in U.S. dollar loans was outstanding under the Huiyang 2009 Credit Facility at a rate of 1.8%, and approximately $4,200 of the facility was unused and available.

Senior Subordinated Convertible Notes due 2013

In connection with the Merix Acquisition, the Company assumed $1,410 of 4.0% convertible senior subordinated notes with a maturity date of May 15, 2013 (the “2013 Notes”).  Interest is payable in arrears on May 15, and November 15, of each year.  Pursuant to the terms of the indenture governing the 2013 Notes and the merger agreement between the Company and Merix, the 2013 Notes are convertible at the option of the holder into shares of the Company’s common stock at a ratio of 7.367 shares per one thousand dollars of principal amount subject to certain adjustments.  This is equivalent to a conversion price of $135.74 per share.  The 2013 Notes are general unsecured obligations of the Company and are subordinate in right of payment to all the Company’s existing and future senior debt.  On April 15, 2010, the Company redeemed $515 aggregate principal amount of the 2013 Notes at par pursuant to a tender offer, leaving $895 aggregate principle amount of the 2013 Notes outstanding.

Capital Leases

In connection with the Merix Acquisition, in February 2010 the Company assumed $429 of obligations under capital leases.  The assets acquired under these capital leases include transportation and other equipment which were recorded at their fair value upon acquisition of $427.

Guangzhou 2009 Credit Facility

In June 2010, the Company repaid the outstanding $10,000 U.S. dollar demoniated loan under a 200 million Chinese RMB (approximately $29,948 U.S. dollars based on the exchange rate as of September 30, 2010) revolving credit facility (the “Guangzhou 2009 Credit Facility”), with China Construction Bank, Guangzhou Economic and Technical Development District Branch, and elected not to pursue renewal of the credit facility upon its June 30, 2010, expiration date.

Senior Subordinated Notes due 2011

In January 2010, the Company redeemed all of its 10.5% Senior Subordinated Notes due 2011.  In connection with the redemption, the Company incurred a $706 loss on the early extinguishment of the debt.  Restricted cash of $105,734, which was held in escrow as of December 31, 2009, was used to fund the redemption.

6.      Restructuring and Impairment

During the nine months ended September 30, 2010, the Company initiated certain actions to realize cost synergies it had identified in connection with the integration of the Merix business (the “2010 Acquisition Restructuring”). These actions included staff reductions and the consolidation of certain sales and administrative offices.

The reserve for restructuring activities at September 30, 2010, also includes accruals for liabilities incurred as part of i) the 2009 shutdown of the Company’s metal fabrication facility in Milwaukee, Wisconsin (the “Milwaukee Facility”) and ii) restructuring activities initiated during 2001 as a result of the economic downturn that began in 2000 and resulted in asset impairments, plant shutdowns and downsizings which continued through 2005 (the “2001 Restructuring”).

As of September 30, 2010, the reserve for restructuring and impairment charges include $1,802, $144 and $696, related to the 2010 Acquisition Restructuring, the closure of the Milwaukee Facility and the 2001 Restructuring, respectively.  The following tables summarize changes in the reserve for restructuring charges for the nine months ended September 30, 2010 and 2009:

		Nine months ended September 30, 2010
	Balance at 12/31/09	Net Charges	Cash Payments	Adjustments		Balance at 9/30/10
Restructuring Activities:
Personnel and severance	$843	$3,318	$(3,128)	$-		$1,033
Lease and other contractual commitments	2,481	5,432	(6,947)	643	(a)	1,609
Total restructuring charges	$3,324	$8,750	$(10,075)	$643		$2,642

		Nine months ended September 30, 2009
	Balance at 12/31/08	Net Charges	Cash Payments	Adjustments		Balance at 9/30/09
Restructuring Activities:
Personnel and severance	$8,896	$62	$(8,350)	$-		$608
Lease and other contractual commitments	3,226	5,754	(2,929)	(412)	(b)	5,639
Asset impairment	-	(663)	-	663	(c)	-
Total restructuring charges	$12,122	$5,153	$(11,279)	$251		$6,247

(a)	Represents $732 of restructuring liabilities assumed in the Merix Acquisition and $19 of accretion of interest on discounted restructuring liabilities, net of $108 of non-cash expense items.
(b)	Represents $177 of accretion of interest on discounted restructuring liabilities, net of $589 of non-cash expense items.
(c)	Represents gains realized from disposal of assets in connection with the closure of the Milwaukee Facility.

The Company recorded $8,750 of restructuring charges for the nine months ended September 30, 2010, of which $4,716 was incurred in the Printed Circuit Boards segment related to the 2010 Acquisition Restructuring, and $4,034 was incurred in “Other” which primarily related to the cancellation of the monitoring and oversight agreement with Hicks, Muse & Co. Partners L.P., an affiliate of HMTF, in connection with the Recapitalization Agreement (see Note 1). The charges related to the 2010 Acquisition Restructuring include $3,713 related to personnel and severance, and $1,003 related to lease termination and other costs.  The Company estimates the total cost of 2010 Acquisition Restructuring to approximate $5,000, of which approximately $3,750 relates to personnel and severance costs and $1,250 relates to lease termination and other costs.  The Company expects these costs will all be incurred in the Printed Circuit Boards segment.

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

The Company’s decision to enter into foreign exchange forward contracts is made after considering future use of foreign currencies, desired foreign exchange rate sensitivities and the foreign exchange rate environment.  Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments to be used and the hedged items, as well as the risk management objective for undertaking the hedge transactions.  The term over which the Company hedges exposure to the exchange rate variability of future cash flows is generally less than one year.

The Company recognizes all such derivative contracts as either assets or liabilities in the balance sheet and measures those contracts at fair value (see Note 1) through adjustments to other comprehensive income, current earnings, or both, as appropriate.  Accumulated other comprehensive income as of September 30, 2010, included an unrecognized gain on derivatives of $412, and as of December 31, 2009, an unrecognized loss on derivatives of $327.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs (see Note 1).  As of September 30, 2010 and 2009, all of the Company’s derivative contracts were in the form of Chinese RMB foreign exchange forward contracts which were designated and qualified as cash flow hedging instruments.  The following table summarizes the Company’s outstanding derivative contracts:

	September 30, 2010	December 31, 2009
Notional amount in thousands of Chinese RMB	179,070	480,000
Weighted average remaining maturity in months	2.0	4.0
Weighted average exchange rate to one U.S. Dollar	6.793	6.770
Deferred gain (loss) measured at fair value	$412	$(327)
Balance sheet classification of deferred gain (loss)	Prepaid expenses and other	Accrued and other liabilities

Subsequent to September 30, 2010, the Company entered into additional foreign exchange forward contracts for a total notional amount of 589.9 million Chinese RMB, at a weighted average exchange rate of 6.542 Chinese RMB per U.S. Dollar, which mature from January to October 2011.

Amounts received or paid to settle foreign exchange forward contracts are recorded in cost of goods sold at the time of settlement.  For the three and nine months ended September 30, 2010, a gain of $16 and a loss of $388, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts.  For the three and nine months ended September 30, 2009, a $614 gain and a $1,389 loss, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts.

8.         Stock-based Compensation

On April 15, 2010, the Company adopted the Viasystems Group, Inc. 2010 Equity Incentive Plan (the “2010 Plan”), which provides for grants of stock options, restricted stock awards and other stock-based awards to the Company’s employees and directors.  Subject to additions and adjustments, 3,000,000 shares are authorized for granting under the 2010 Plan.  On May 11, 2010, the Company made initial stock option grants representing 975,594 shares, and on June 23, 2010, the Company issued restricted stock awards representing 246,805 shares under the 2010 Plan.  On August 17, 2010, the Company made additional stock option grants representing 33,000 shares, and issued restricted stock awards representing 10,000 shares.

Upon adoption of the 2010 Plan, the Company elected generally to discontinue the use of the 2003 Stock Option Plan (the “2003 Plan”) and intends to make no new awards under the 2003 Plan.  In addition, the Company reevaluated the estimated forfeiture rate for the 2003 Plan based on actual forfeitures to date, which resulted in a reduction of cost of goods sold of $261 in the second quarter of 2010.

Stock compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cost of goods sold	$118	$39	$(40)	$103
Selling, general and administrative	1,120	204	1,694	601
	$1,238	$243	$1,654	$704

Stock Options

The following table summarizes the stock option activity under both the 2003 Plan and the 2010 Plan from January 1, 2010, through September 30, 2010:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	209,435	$150.99
Granted	1,008,594	21.64
Exercised	-	-
Forfeited	(16,040)	70.22
Outstanding at September 30, 2010	1,201,989	43.52

Options exercisable at September 30, 2010	199,603	$150.99

There were no stock options granted during the nine months ended September 30, 2009.  For options granted during the nine months ended September 30, 2010, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions.

Expected life of options	4.3 years
Risk free interest rate	1.44% to 2.26%
Expected volatility of stock	59.66% to 60.26%
Expected dividend yield	None

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

As of September 30, 2010, outstanding stock options under the 2003 Plan had an exercise price of $150.99; and outstanding stock options under the 2010 Plan had an exercise price in the range from $14.42 to $21.88.  The following table summarizes information regarding outstanding stock options under these plans as of September 30, 2010:

	Outstanding			Exercisable
Exercise Price	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
$14.42 to 21.88	998,594	6.6 years	$21.63	-	$-
$150.99	203,395	3.4 years	$150.99	199,603	$150.99
	1,201,989		$43.52	199,603	$150.99

Restricted Stock Awards

The following table summarizes restricted stock activity from January 1, 2010, through September 30, 2010:

	Shares	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2009	-	$-
Granted	256,805	16.53
Vested	-	-
Forfeited	-	-
Outstanding at September 30, 2010	256,805	$16.53

9.  Income Taxes

The Company’s income tax provision relates primarily to the Company’s profitable operations in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in the Company’s U.S. and other tax jurisdictions, the Company has not recognized certain income tax benefits in those jurisdictions.

In connection with the Merix Acquisition, the Company assumed liabilities for uncertain tax positions of $11,480, which primarily relate to the manufacturing facilities acquired in China (see Note 2).

10.      Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$10,920	$(11,444)	$6,054	$(38,808)
Change in fair value of derivatives, net of tax of $0	311	(484)	739	3,407
Comprehensive income (loss)	$11,231	$(11,928)	$6,793	$(35,401)

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

Total assets by segment are as follows:

	September 30, 2010	December 31, 2009
Total assets:
Printed Circuit Boards	$628,462	$382,238
Assembly	91,982	85,448
Other	40,419	189,552
	$760,863	$657,238

Net sales and operating income (loss) by segment, together with a reconciliation to income (loss) before income taxes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales to external customers:
Printed Circuit Boards	$208,898	$85,175	$555,214	$240,460
Assembly	50,427	35,912	130,162	110,864
Other	-	-	-	13,761
Total	$259,325	$121,087	$685,376	$365,085

Intersegment sales:
Printed Circuit Boards	$3,167	$1,976	$9,171	$6,969
Assembly	-	-	-	11
Other	-	-	-	363
Total	$3,167	$1,976	$9,171	$7,343

Operating income (loss):
Printed Circuit Boards	$23,637	$2,216	$51,394	$(1,003)
Assembly	2,173	268	4,121	3,905
Other	(37)	(1,372)	(8,681)	(10,117)
Total	25,773	1,112	46,834	(7,215)

Interest expense, net	7,323	8,181	23,649	24,443
Amortization of deferred financing costs	512	515	1,491	1,547
Loss on early extinguishment of debt	-	729	706	729
Other, net	1,033	133	1,438	479
Income (loss) before income taxes	$16,905	$(8,446)	$19,550	$(34,413)

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

Overview

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“E-M Solutions”).  PCBs serve as the “electronic backbone” of almost all electronic equipment, and our E-M Solutions products and services integrate PCBs and other components into finished or semi-finished electronic equipment, which include custom and standard metal enclosures, metal cabinets, metal racks and sub-racks, backplanes, cable assemblies and busbars.  As of September 30, 2010, we have ten manufacturing facilities, including two in the United States, and eight located outside the United States to take advantage of low cost, high quality manufacturing environments.  Of the manufacturing facilities located outside the United States, seven are in The People’s Republic of China (“China”) and one is in Mexico.  In order to support our customers’ local needs, we also maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

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

2010 Equity Incentive Plan

On April 15, 2010, we adopted the Viasystems Group, Inc. 2010 Equity Incentive Plan (the “2010 Plan”), which provides for grants of stock options, restricted stock awards and other stock-based awards to our employees and directors.  Subject to additions and adjustments, three million shares of common stock are authorized for granting under the 2010 Plan.  Under the 2010 Plan, through September 30, 2010, we have granted stock options representing 1,008,594 shares, and have issued restricted stock awards representing 256,805 shares.  Going forward, we expect to incur non-cash stock compensation expense of approximately $1.2 million per quarter through the first quarter of 2013 as a result of these grants and awards.

Upon adoption of the 2010 Plan, we elected to generally discontinue the use of the 2003 Stock Option Plan (the “2003 Plan”) and do not intend to make any new awards under the 2003 Plan.

The Merix Acquisition

On February 16, 2010, we acquired Merix in a transaction pursuant to which Merix became a wholly owned subsidiary of our company (the “Merix Acquisition”).  Merix was a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and China.  The Merix Acquisition increased our PCB manufacturing capacity by adding four additional PCB production facilities, added North American PCB quick-turn services capability and added military and aerospace to our already diverse end-user markets.  The consideration paid in the Merix Acquisition was valued at $111.2 million and included cash of $35.3 million and common stock of our company representing, after giving effect to the Recapitalization Agreement (see below), approximately 19.4% of the total outstanding amount of our common stock immediately after the closing of the Merix Acquisition.  On a preliminary basis, we have recorded the assets acquired and liabilities assumed from Merix at their estimated fair values.

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

New Stockholder Agreement

Pursuant to the terms of the Recapitalization Agreement, in connection with the closing of the Merix Acquisition, on February 11, 2010, we entered into a new stockholder agreement (the “2010 Stockholder Agreement”), by and among us and VG Holdings which was formed by the Funds and which, immediately after the closing of the Merix Acquisition, held approximately 77.8% of our common stock.  Under the terms of the 2010 Stockholder Agreement, VG Holdings has the right, subject to certain reductions, to designate up to five directors to serve on the board of directors of the Company.  Subject to certain exceptions, VG Holdings agreed not to sell any of our common stock held by VG Holdings for 180 days after the closing of the Merix Acquisition.  In addition, the 2010 Stockholder Agreement provides VG Holdings with certain registration rights related to its shares of our common stock.  The 2010 Stockholder Agreement will terminate on February 11, 2020.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions. We believe that some of our accounting policies involve a higher degree of judgment and complexity than others. As of December 31, 2009, our critical accounting policies included revenue recognition, accounts receivable and the allowance for doubtful accounts, inventories, long-lived assets, goodwill, income taxes, derivative financial instruments and fair value measurements. These critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2009. We have added accounting for acquisitions as a critical accounting policy in 2010 as a result of the Merix Acquisition. There have been no other changes in the Company’s evaluation of our critical accounting policies since December 31, 2009.

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

Industry Overview

Our results for the first nine months of 2010 reflect a strong year-over-year recovery from the global economic recession that began during 2008.  Sustained strong demand from our broad base of customers contributed to another quarter of sequential sales growth and improved profitability.  With the economic recovery, we have experienced inflationary pressures on our costs of materials and labor, including minimum wage increases in China that were implemented during 2010, and price increases from certain suppliers.  In addition, recent announcements by the Chinese government regarding their currency and interest rate policies suggest the Chinese Renminbi (“RMB”) may strengthen against the U.S. dollar, which would also have a negative impact on costs at our China based facilities.  As a result of these factors, we have implemented price increases with our customers to compensate for our increased costs, and have entered into foreign currency forward contracts that extend into the fourth quarter of 2011 to hedge against possible RMB appreciation.

As a component manufacturer, our sales trends generally reflect the market conditions in the industries we serve.  In the automotive sector we are building on our base of industry leading customers by adding additional “next tier” customers and by adding capabilities and capacity to supply the expected demand for products, including products for the growing electric vehicles market.  In the telecommunications market, we have seen the market begin to stabilize in the western world and expect to see some growth in Asia as new technology continues to be rolled out.  In addition, we have successfully been able to cross-sell Assembly products to existing Printed Circuit Boards segment customers in this market; and continue to pursue cross-selling opportunities with new customers gained in our acquisition of Merix.  In the industrial & instrumentation, medical, consumer and other markets, we have experienced increased demand from our broad base of customers.  In the computer and datacom market, we continue to see general market improvement, and continue to aggressively pursue new customers and programs from both our Printed Circuit Boards and Assembly segments.  In the military and aerospace market, we continue to pursue market share gains as a result of our strong new customer qualification activity.

While we believe the long-term growth prospects for our PCB and E-M Solutions products remain solid, economic uncertainty continues to exist, and our visibility to future demand trends remains limited.  We anticipate some government-mandated limitations on production at our PCB facilities in Sourthern China during November and December of 2010 in connection with the 2010 Asian Games, which are scheduled to be held in Guangzhou, China.  As a result of the these disruptions and the usual year-end holiday period slowdown in orders, we expect a slight sequential decline in demand during the fourth quarter of 2010, but that demand will remain at levels substantially higher than the fourth quarter of 2009.

Results of Operations

Three Months Ended September 30, 2010, Compared with the Three Months Ended September 30, 2009

Net Sales.  Net sales for the three months ended September 30, 2010, were $259.3 million, representing a $138.2 million, or 114.2%, increase from net sales during the same period in 2009. Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales increased by approximately $80.4 million, or 45.0%, for the three months ended September 30, 2010, as compared to the same period in 2009.  This increase is due to increased demand across all of our end-user markets, as well as price increases implemented during the quarter in our Printed Circuit Boards segment.

Net sales by end-user market on a historical basis for the three months ended September 30, 2010 and 2009, and on a pro forma basis for the three months ended September 30, 2009, as if the Merix Acquisition had been completed on January 1, 2009, were as follows:

	Historical		Pro Forma
End-User Market (dollars in millions)	2010	2009	2009
Automotive	$90.7	$51.1	$64.0
Telecommunications	62.9	23.3	38.8
Industrial & Instrumentation, Medical, Consumer and Other	62.5	34.7	45.0
Computer and Datacommunications	33.1	12.0	22.7
Military and Aerospace	10.1	-	8.4
Total Net Sales	$259.3	$121.1	$178.9

Our net sales of products for end use in the automotive market increased by approximately $39.6 million, or 77.5%, during the three months ended September 30, 2010, compared to the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for end use in this market increased by approximately $26.7 million, or 41.7%, for the three months ended September 30, 2010, as compared to the same period in 2009, which was driven by increased demand, especially in European markets, as well as price increases implemented during the third quarter of 2010.

Net sales of products ultimately used in the telecommunications market increased by approximately $39.6 million, or 170.0%, for the quarter ended September 30, 2010, as compared with the quarter ended September 30, 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in this end market increased by approximately $24.1 million, or 62.1%, for the three months ended September 30, 2010, as compared with the same period in 2009.  Increased global demand in this market, as well as new customer and program wins, was partially offset by programs with certain customers going end-of-life.

Net sales of products ultimately used in the industrial & instrumentation, medical, consumer and other markets, increased by approximately $27.8 million, or 80.1%, compared with the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for end use in this market increased by approximately $17.5 million, or 38.9%, for the three months ended September 30, 2010, as compared with the same period in 2009.  The increase in net sales was driven primarily by increased global demand, including programs related to wind power and elevator controls, as well as new customer and program wins.

Net sales of our products for use in the computer and datacommunications markets increased by approximately $21.1 million, or 175.8%, as compared with the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in this end market increased by approximately $10.4 million, or 45.8%, for the three months ended September 30, 2010, as compared with the same period in 2009, driven by increased global demand from our computer and datacommunication customers.

With the Merix Acquisition, the Company began supplying customers in the military and aerospace end-user market.  Sales to this end-user market were $10.1 million for the quarter ended September 30, 2010. Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in the military and aerospace end-user market increased by approximately $1.7 million, or 20.2%, for the three months ended September 30, 2010, as compared with the same period in 2009 as a result of increased demand from existing customers and new customer wins.

Net sales by segment on a historical basis for the three months ended September 30, 2010 and 2009, and on a pro forma basis for the three months ended September 30, 2009, as if the Merix Acquisition had been completed on January 1, 2009, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2010	2009	2009
Printed Circuit Boards	$212.0	$87.2	$145.0
Assembly	50.5	35.9	35.9
Elimination of intersegment sales	(3.2)	(2.0)	(2.0)
Total Net Sales	$259.3	$121.1	$178.9

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended September 30, 2010, increased by $124.8 million, or 143.1%, to $212.0 million.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, Printed Circuit Boards net sales, including intersegment sales, for the three months ended September 30, 2010, increased by $67.0 million, or 46.2%.  The increase is a result of a greater than 36.0% increase in volume which impacted all end-user markets, as well as price increases introduced during the third quarter of 2010.

Assembly segment net sales increased by $14.6 million, or 40.7%, to $50.5 million for the three months ended September 30, 2010, compared with the third quarter of 2009.  The increase was primarily the result of increased demand, new customer and program wins in our telecommunications end-user market and improved demand in wind power and elevator controls related programs in our industrial & instrumentation, medical, consumer and other end-user market.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the three months ended September 30, 2010, was $198.1 million, or 76.4% of consolidated net sales.  This represents an improvement of 3.0 percentage points from the 79.4% of consolidated net sales for the third quarter of 2009.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be affected by trends in global commodities prices and currency exchange rates, as well as other cost trends which can influence wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs.  With the successful implementation of our restructuring plans during 2009, our overhead costs and operating expenses were better aligned with sales demand.  Cost of goods sold for the third quarter of 2010, as compared to the same period in the prior year, was positively impacted by higher sales volumes and the positive effects of the restructuring activities completed during 2009, partially offset by increased costs of materials and labor.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in sales volume for the segment drive similar trends in cost of goods sold.  Costs as a percentage of sales during the third quarter of 2010 were positively impacted by higher selling levels and product mix.

We continue to experience significant pressures on materials cost and wages in both of our operating segments.

Selling, General and Administrative Costs.  Selling, general and administrative costs increased $10.1 million, or 96.4%, to $20.5 million for the three months ended September 30, 2010, compared to the same period in the prior year.  The increase relates primarily to costs associated with new manufacturing, sales and administrative sites acquired with the Merix Acquisition, as well as additional incentive compensation expense, including an incremental $0.9 million of non-cash stock compensation.  As a percent of sales, selling, general and administrative costs decreased to 7.9% for the three months ended September 30, 2010, as compared with 8.6% for the three months ended September 30, 2009, as we began to realize cost synergies from the Merix Acquistion.

Depreciation.  Depreciation expense for the three months ended September 30, 2010, was $14.4 million, including $13.3 million related to our Printed Circuit Boards segment and $1.1 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment increased by $1.9 million compared with the same period last year primarily as a result of depreciation on fixed assets acquired through the Merix Acquisition, partially offset by lower depreciation at legacy Viasystems facilities due to reduced investments in new equipment during 2009. Depreciation expense in our Assembly segment was unchanged compared to the same period last year.

Operating Income (Loss).  Operating income of $25.8 million for the three months ended September 30, 2010, represents an increase of $24.7 million compared with operating income of $1.1 million during the three months ended September 30, 2009.  The primary sources of operating income (loss) for the three months ended September 30, 2010 and 2009, were as follows:

Source (dollars in millions)	2010	2009
Printed Circuit Boards segment	$23.6	$2.2
Assembly segment	2.2	0.3
Other	-	(1.4)
Operating income	$25.8	$1.1

Operating income from our Printed Circuit Boards segment increased by $21.4 million to $23.6 million for the three months ended September 30, 2010, compared with $2.2 million of operating income for the same period in the prior year.  The increase is primarily the result of increased sales volume, price increases and the positive effect of the restructuring activities undertaken in 2009, partially offset by increased selling, general and administrative and depreciation expense.

Operating income from our Assembly segment was $2.2 million for the three months ended September 30, 2010, compared with operating income of $0.3 million in the third quarter of 2009.  The increase is primarily the result of product mix.

Operating loss in the “Other” segment for the third quarter of 2009 relates to costs associated with the Milwaukee Facility which was closed in 2009, as well as, approximately $0.8 million in merger related professional fees.

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

Reconciliations of operating income to Adjusted EBITDA for the three months ended September 30, 2010 and 2009, were as follows:

	Three Months Ended September 30,
Source (dollars in millions)	2010	2009
Operating income	$25.8	$1.1
Add-back:
Depreciation and Amortization	14.9	12.8
Restructuring and impairment	-	0.6
Non-cash stock compensation expense.	1.2	0.2
Costs relating to the merger	-	0.8
Adjusted EBITDA	$41.9	$15.5

Adjusted EBITDA increased by $26.4 million, or 170.3%, primarily as a result of a 114.2% increase in net sales and a 3.0 percentage point improvement in cost of goods sold relative to consolidated net sales, partially offset by increased selling, general and administrative expense.

Interest Expense, net.  Interest expense, net of interest income, was $7.3 million for the three month period ended September 30, 2010, compared with $8.2 million of interest expense, net of interest income, for the quarter ended September 30, 2009.  Interest expense related to our $220 million 12.0% Senior Secured Notes due 2015 (the “2015 Notes”) is approximately $7.0 million in the quarter ended September 30, 2010, based on the $220 million principal, the 12.0% interest rate, and the amortization of the $8.2 million original issue discount.  The $0.9 million decrease in interest expense for the quarter ended September 30, 2010, as compared with the same period in the prior year, is primarily a result of an absence of non-cash interest expense associated with the Class A Preferred, which was exchanged for common stock during the first quarter of 2010, partially offset by the $1.7 million incremental quarterly interest cost associated with the 2015 Notes as compared to the 2011 Senior Subordinated 10.5% Notes (the “2011 Notes”) which had been retired prior to the third quarter  of 2010, and interest associated with indebtedness acquired as part of the Merix Acquisition.

Income Taxes.  Income tax expense of $6.0 million for the three months ended September 30, 2010, compares with an income tax expense of $3.0 million for the quarter ended September 30, 2009.  Our income tax provision relates primarily to income tax expense in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized certain income tax benefits in those jurisdictions.

Nine months ended September 30, 2010, Compared with the Nine months ended September 30, 2009

Net Sales.  Net sales for the nine months ended September 30, 2010, were $685.4 million, representing a $320.3 million, or 87.7%, increase from net sales during the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales increased by approximately $184.8 million, or 34.1%, to $727.3 million for the nine months ended September 30, 2010, as compared with the same period in 2009.  This increase is due to increased demand across all of our end-user markets and price increases implemented during the third quarter of 2010 in our Printed Circuit Boards segment, partially offset by a $13.8 million decline in sales resulting from the closure of our Milwaukee Facility in 2009.

Net sales by end-user market on a historical basis for the nine months ended September 30, 2010 and 2009, and on a pro forma basis for the nine months ended September 30, 2010 and 2009, as if the Merix Acquisition had been completed on January 1, 2009, were as follows:

	Historical		Pro Forma
End-User Market (dollars in millions)	2010	2009	2010	2009
Automotive	$245.5	$133.7	$253.7	$167.9
Telecommunications	162.5	101.4	174.7	155.6
Industrial & Instrumentation, Medical, Consumer and Other	162.5	97.7	172.1	129.4
Computer and Datacommunications	89.5	32.3	96.5	65.3
Military and Aerospace	25.4	-	30.3	24.3
Total Net Sales	$685.4	$365.1	$727.3	$542.5

Our net sales of products for end use in the automotive market increased by approximately $111.8 million, or 83.6%, during the nine months ended September 30, 2010, compared to the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for end use in this market increased by approximately $85.8 million, or 51.1%, to $253.7 million for the nine months ended September 30, 2010, as compared to the same period in 2009, which was driven by increased global demand from our automotive customers and price increases introduced during the third quarter of 2010.

Net sales of products ultimately used in the telecommunications market increased by approximately $61.1 million, or 60.3%, for the nine months ended September 30, 2010, as compared to the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in this end market increased by approximately $19.1 million, or 12.3%, to $174.7 million for the nine months ended September 30, 2010, as compared to the same period in 2009.  The increase was a result of increased global demand and new customer and program wins, partially offset by the non-recurrence of sales associated with spending stimulus projects sponsored by the Chinese government in 2009, as well as the closure of our Milwaukee Facility in May 2009.

Net sales of products ultimately used in the industrial & instrumentation, medical, consumer and other markets, increased by approximately $64.8 million, or 66.3%, compared to the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for end use in this market increased by approximately $42.7 million, or 33.0%, to $172.1 million for the nine months ended September 30, 2010, as compared with the same period in 2009.  The increase in net sales was driven primarily by increased global demand, including wind power related programs, as well as new customer wins and program wins associated with elevator controls, partially offset by a $13.1 million decline in sales resulting from the closure of our Milwaukee Facility in May 2009.

Net sales of our products for use in the computer and datacommunications markets increased by approximately $57.2 million, or 177.1%, as compared to the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in this end market increased by approximately $31.2 million, or 47.8%, to $96.5 million for the nine months ended September 30, 2010, as compared with the same period in 2009, driven by increased global demand from our computer and data communication customers.

With the Merix Acquisition, the Company began supplying customers in the military and aerospace end-user market.  Sales to this market were $25.4 million for the nine months ended September 30, 2010. Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in the military and aerospace end-user market increased by approximately $6.0 million, or 24.7%, to $30.3 million for the nine months ended September 30, 2010, as compared with the same period in 2009 as a result of increased demand from existing customers and new customer wins.

Net sales by segment on a historical basis for the nine months ended September 30, 2010 and 2009, and on a pro forma basis for the nine months ended September 30, 2010 and 2009, as if the Merix Acquisition had been completed on January 1, 2009, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2010	2009	2010	2009
Printed Circuit Boards	$564.4	$247.4	$606.3	$424.8
Assembly	130.2	110.9	130.2	110.9
Other	-	14.1	-	14.1
Elimination of intersegment sales	(9.2)	(7.3)	(9.2)	(7.3)
Total Net Sales	$685.4	$365.1	$727.3	$542.5

Printed Circuit Boards segment net sales, including intersegment sales, increased by $317.0 million, or 128.1%, to $564.4 million for the nine months ended September 30, 2010, compared with the first nine months of 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, Printed Circuit Boards net sales, including intersegment sales, for the nine months ended September 30, 2010, increased by $181.5 million, or 42.7%. The increase is primarily a result of an increase in volume of more than 36.0%, which was driven by increased demand across all end-user market segments and price increases which were introduced during the thid quarter of 2010.

Assembly segment net sales increased by $19.3 million, or 17.4%, to $130.2 million for the nine months ended September 30, 2010, compared with the first nine months of 2009.  The increase was primarily the result of improved demand in programs related to wind power and elevator controls in our industrial & instrumentation, medical, consumer and other end-user market, and new customer and program wins in our telecommunications end-user market,  partially offset by certain customer programs going end-of-life in these end-user markets.

Other sales relate to our Milwaukee Facility, which for segment reporting purposes are included in “Other” as a result of its closure in May 2009.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the nine months ended September 30, 2010, was $527.2 million, or 76.9%, of consolidated net sales.  This represents an improvement of 4.3 percentage points from the 81.2% of consolidated net sales for the nine months ended September 30, 2009.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be affected by trends in global commodities prices and currency exchange rates, as well as other cost trends which can influence wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs.  With the successful implementation of our restructuring plans during 2009, our overhead costs and operating expenses were better aligned with sales demand.  Cost of goods sold for the nine months ended September 30, 2010, as compared to the same period in the prior year, was positively impacted by higher sales volumes and the positive effects of the restructuring activities completed during 2009, partially offset by increased costs of materials and labor which primarily began during the third quarter of 2010.

In accordance with purchase accounting rules, the inventory acquired from Merix as part of the Merix Acquisition was written up to its fair value, which for work in progress and finished goods approximated its selling price less an estimated profit from the selling effort.  As a result, cost of goods sold during the nine months ended September 30, 2010, reflected the inventory fair value adjustment of approximately $0.9 million, which negatively impacted the ratio of cost of goods sold to net sales.

 Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in sales volume for the segment drive similar trends in cost of goods sold.  Costs as a percentage of sales during the nine months ended September 30, 2010, were negatively impacted by product mix.

We continue to experience significant pressures on materials cost and wages in both of our operating segments.

Selling, General and Administrative Costs.  Selling, general and administrative costs increased $27.7 million, or 86.3%, to $59.8 million for the nine months ended September 30, 2010, compared to the same period in the prior year.  The increase relates primarily to $4.7 million of acquisition related costs, costs associated with new manufacturing, sales and administrative sites acquired with the Merix Acquisition and additional incentive compensation expense, including an incremental $1.1 million of non-cash stock compensation.  As a percent of sales, selling, general and administrative costs were 8.7% for the nine months ended September 30, 2010, as compared with 8.8% for the nine months ended September 30, 2009.  This improvement is primarily a result of the positive effect of the restructuring activities undertaken in 2009 and the realization of cost synergies from the Merix Acquistion, partially offset by the transaction costs associated with the Merix Acquisition.

Depreciation.  Depreciation expense for the nine months ended September 30, 2010, was $41.5 million, including $38.2 million related to our Printed Circuit Boards segment and $3.3 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment increased by $3.8 million compared with the same period in 2009 primarily as a result of approximately 7.5 months of depreciation on fixed assets acquired through the Merix Acquisition, partially offset by lower depreciation at legacy Viasystems facilities due to reduced investments in new equipment during 2009. Depreciation expense in our Assembly segment was substantially unchanged compared to the same period in 2009.

Restructuring and Impairment.  In connection with the integration of the Merix business, we identified potential annualized cost synergies of approximately $20.0 million; and during the nine months ended September 30, 2010, we initiated certain actions to realize these cost synergies. These actions included staff reductions and the consolidation of certain administrative offices.  For the nine months ended September 30, 2010, we recorded restructuring charges of approximately $8.7 million, of which $4.7 million was incurred in the Printed Circuit Boards segment related to acheiving cost synergies with the integration of the Merix business, and approximately $4.0 million was incurred in the “Other” segment primarily related to the cancellation of a monitoring and oversight agreement in connection with the Recapitalization Agreement.  The charges incurred in the Printed Circuit Boards segment includes $3.7 million related to personnel and severance and $1.0 million related to lease termination and other costs.  We do not expect we will incur significant additional restructuring charges related to achieving synergies from the Merix Acquisition.

Operating Income (Loss).  Operating income of $46.8 million for the nine months ended September 30, 2010, represents an increase of $54.0 million compared to operating loss of $7.2 million during the nine months ended September 30, 2009.  The primary sources of operating income (loss) for the nine months ended September 30, 2010 and 2009, were as follows:

Source (dollars in millions)	2010	2009
Printed Circuit Boards segment	$51.4	$(1.0)
Assembly segment	4.1	3.9
Other	(8.7)	(10.1)
Operating income (loss)	$46.8	$(7.2)

Operating income from our Printed Circuit Boards segment increased by $52.4 million to $51.4 million for the nine months ended September 30, 2010, compared to an operating loss of $1.0 million for the same period in the prior year.  The increase is primarily the result of increased sales volume and the positive effect of the restructuring activities undertaken in 2009, partially offset by increased selling, general and administrative expense and restructuring charges of $4.7 million related to the Merix Acquisition.

Operating income from our Assembly segment was $4.1 million for the nine months ended September 30, 2010, compared to operating income of $3.9 million for the same period in 2009.  The increase is primarily the result of product mix.

Operating loss in the “Other” segment for the nine months ended September 30, 2010, relates to $4.0 million of net restructuring charges and $4.7 million of transaction costs related to the Merix Acquisition.  The “Other” operating loss for the nine months ended September 30, 2009, relates to our Milwaukee Facility which ceased operations in May 2009, as well as $2.2 million of transaction costs related to the Merix Acquisition.

Adjusted EBITDA.  Reconciliations of operating income (loss) to Adjusted EBITDA for the nine months ended September 30, 2010 and 2009, were as follows:

	Nine months ended September 30,
Source (dollars in millions)	2010	2009
Operating income (loss)	$46.8	$(7.2)
Add-back:
Depreciation and Amortization	42.8	38.7
Restructuring and impairment	8.8	5.2
Non-cash stock compensation expense.	1.7	0.7
Costs relating to the merger	5.6	2.2
Adjusted EBITDA	$105.7	$39.6

Adjusted EBITDA increased by $66.1 million, or 166.9%, primarily as a result of a 87.7% increase in net sales and a 4.3 percentage point improvement in cost of goods sold relative to consolidated net sales, partially offset by increased selling, general and administrative expense.

Interest Expense, net.  Interest expense, net of interest income, was $23.6 million and $24.4 million for the nine month periods ended September 30, 2010 and 2009, respectively.  Interest expense related to the 2015 Notes is approximately $21.0 million in the nine month period ended September 30, 2010, based on the $220 million principal, the 12.0% interest rate and the amortization of the $8.2 million original issue discount.  The $0.8 million decrease in interest expense for the nine months ended September 30, 2010, as compared to the same period in the prior year, is primarily a result of reduced interest expense associated with the Class A Preferred, which was exchanged for common stock during the first quarter of 2010, partially offset by $4.8 million of incremental interest cost associated with the 2015 Notes as compared with the now retired 2011 Notes and interest associated with indebtedness acquired as part of the Merix Acquisition.

Income Taxes.  Income tax expense of $13.5 million for the nine months ended September 30, 2010, compares to income tax expense of $4.4 million for the nine months ended September 30, 2009.  Our income tax provision relates primarily to income tax expense recognized in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized certain income tax benefits in those jurisdictions.

Liquidity and Capital Resources

Cash Flow

We believe that cash flow from operations, available cash on hand and cash available under existing credit facilities will be sufficient to fund our capital expenditures, debt service costs, and other currently anticipated cash needs.  Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control.  We cannot be assured that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under our credit facilities or that we will be able to raise third party financing in an amount sufficient to enable us to pay our indebtedness at maturity or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness.

Our principal liquidity requirements will be for i) $13.2 million semi-annual interest payments required in connection with the 2015 Notes, payable in January and July each year, ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment, and v)  debt service requirements in connection with our credit facilities.  In addition, the potential for acquisitions of other businesses by us in the future may require additional debt or equity financing.

Net cash provided by operating activities for the nine months ended September 30, 2010, was $33.3 million, and net cash provided by operating activities for the nine months ended September 30, 2009, was $44.3 million.  The reduction in net cash from operating activities is primarily due to investments in working capital in order to support higher sales levels, cash payments to achieve synergies in connection with the Merix Acquistion, and cash payments for the termination of a monitoring and oversight agreement in connection with the Recapitalization, partially offset by an improvement in net income.

Net cash used in investing activities was $48.8 million for the nine months ended September 30, 2010, compared to $10.7 million for the nine months ended September 30, 2009, and relates primarily to cash consideration of $35.3 million paid in the Merix Acquisition and capital expenditures of $36.9 million,  partially offset by cash acquired in the Merix Acquisition of $13.7 million and cash proceeds of $9.7 million from the sale of a vacant manufacturing facility in Hong Kong, China that was acquired in the Merix Acquisition.  While we are prepared to make appropriate investments in facilities to meet growing demand, including the $100 million multi-year capacity expansion plans for our PCB products we announced in September 2010, given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions.  Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions and product quality standards.  The spending required to meet our customer’s requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities.  Total capital expenditures by our Printed Circuit Boards segment for the nine months ended September 30, 2010 and 2009 were $35.0 million and $13.2 million, respectively.

Net cash used in financing activities was $8.1 million for the nine months ended September 30, 2010, which related to $4.2 million of net repayments of credit facilities, $2.3 million of financing fees on our Senior Secured 2010 Credit Facility, a $0.8 million distribution to a noncontrolling interest holder, the repurchase of $0.5 million of our 2013 Notes, and $0.1 million of repayments of capital lease obligations. The repayment of the 2011 Notes in January 2010, was funded by restricted cash held in escrow since the issuance of the 2015 Notes in late 2009.  Net cash used by financing activities of $5.9 million for the nine months ended September 30, 2009, related to $5.5 million of net repayments of credit facilities and $0.4 million of financing fees associated with the 2015 Notes.

Financing Arrangements

At the beginning of 2010, we successfully recapitalized our company by exchanging our Class A Preferred, which was classified as debt, and Class B Preferred, which was classified as temporary equity, into common stock, which eliminated approximately $120.2 million of debt associated with the Class A Preferred and resulted in an increase of paid-in-capital of $354.1 million.  Also, as more fully described below, we redeemed the remaining $105.9 million of the 2011 Notes, entered into a new $75.0 million senior secured credit facility, entered into a new $29.9 million China based revolving credit facility while allowing a similar facility to expire, and assumed certain indebtedness as part of the Merix Acquisition.  The indebtedness acquired in the Merix Acquisition included $1.4 million of senior subordinated convertible notes, $5.2 million of credit facility debt and $0.4 million of capital lease obligations.

Senior Secured Notes due 2015

Our $220.0 million 12% Senior Secured Notes due 2015 were issued at an original issue discount (“OID”) of 96.269%.  The OID was recorded on our balance sheet as a reduction of the liability for the 2015 Notes, and is being amortized to interest expense over the life of the notes.  As of September 30, 2010, the unamortized OID was $6.8 million.

Senior Secured 2010 Credit Facility

On February 16, 2010, we entered into a senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility”), with Wachovia Capital Finance Corporation (New England), which provides a secured revolving credit facility in an aggregate principal amount of up to $75.0 million with an initial maturity of four years. The annual interest rates applicable to loans under the Senior Secured 2010 Credit Facility are, at our option, either the Base Rate or Eurodollar Rate (each as defined in the Senior Secured 2010 Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our Quarterly Average Excess Availability (as defined in the Senior Secured 2010 Credit Facility) and ranges from 2.00% to 2.50% for Base Rate loans and 3.50% to 4.00% for Eurodollar Rate loans. In addition, we are required to pay an Unused Line Fee and other fees as defined in the Senior Secured 2010 Credit Facility. We incurred $2.3 million, including $2.2 million incurred during the nine months ended September 30, 2010, of deferred financing fees related to the Senior Secured 2010 Credit Facility which have been capitalized and are being amortized over the life of the facility.

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

The Senior Secured 2010 Credit Facility includes a financial covenant requirement that, if the Excess Availability (as defined in the Senior Secured 2010 Credit Facility) is less than $15 million then we must maintain, on a monthly basis, a minimum fixed charge coverage ratio of 1.1 to one.  As of September 30, 2010, the Senior Secured 2010 Credit Facility was undrawn, and approximately $53.1 million was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

In March 2010, our Kalex Multi-Layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary consummated a 200 million Chinese Renminbi (“RMB”) (approximately $29.9 million U.S. dollars based on the exchange rate as of September 30, 2010) revolving credit facility (the “Zhongshan 2010 Credit Facility”) with China Construction Bank, Zhongshan Branch.  The Zhongshan 2010 Credit Facility provides for borrowings denominated in Chinese RMB and foreign currencies, including the U.S. dollar.  Borrowings are guaranteed by KMLCB’s sole Hong Kong parent company, Kalex Circuit Board (China) Limited.  This revolving credit facility is renewable annually upon mutual agreement.  Loans under the credit facility bear interest at the rate of (i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or (ii) the interest rate quoted by the Peoples Bank of China for Chinese RMB denominated loans.  The Zhongshan 2010 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  As of September 30, 2010, $10.0 million in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of LIBOR plus 3.0%, and approximately $19.9 million of the revolving credit facility was unused and available.

Huiyang 2009 Credit Facility

In connection with the Merix Acquisition, we assumed a $5.2 million debt obligation under a credit facility (the “Huiyang 2009 Credit Facility”) between our Merix Printed Circuits Technology Limited subsidiary and Industrial and Commercial Bank of China, Limited (“ICBC”).  The Huiyang 2009 Credit Facility provides for borrowings denominated in Chinese RMB and foreign currencies, including the U.S. dollar.  Borrowings are secured by a mortgage lien on the building and land lease at our manufacturing facility in Huiyang, China.  This revolving credit facility is renewable annually.  Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated before each U.S. dollar denominated loan, ii) an annual fixed rate negotiated before each U.S. dollar denominated loan or iii) an interest rate based on the base lending rate published by ICBC.  The Huiyang 2009 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  As of September 30, 2010, $1.0 million in U.S. dollar loans was outstanding under the Huiyang 2009 Credit Facility at a rate of 1.8%, and approximately $4,200 of the facility was unused and available.

Senior Subordinated Convertible Notes due 2013

In connection with the Merix Acquisition, we assumed $1.4 million of 4.0% convertible senior subordinated notes with a maturity date of May 15, 2013, (the “2013 Notes.”)  Interest is payable in arrears on May 15, and November 15, of each year.  Pursuant to the terms of the indenture governing the 2013 Notes and the merger agreement governing the Merix Acquisition, the 2013 Notes are convertible at the option of the holder into shares of our common stock at a ratio of 7.367 shares per one thousand dollars of principal amount subject to certain adjustments.  This is equivalent to a conversion price of $135.74 per share.  The 2013 Notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior debt.  On April 15, 2010, we redeemed $0.5 million aggregate principal amount of the 2013 Notes pursuant to a tender offer, leaving $0.9 million aggregate principle amount of the 2013 Notes outstanding.

Capital Leases

In connection with the Merix Acquisition, in February 2010 we assumed $0.4 million of obligations under capital leases.  The assets under capital lease include transportation and other equipment and were recorded at their fair value of $0.4 million upon acquisition.

Guangzhou 2009 Credit Facility

In June 2010, we repaid the outstanding $10.0 million U.S. dollar denominated loan under a 200 million Chinese RMB (approximately $29.9 million U.S. dollars based on the exchange rate at September 30, 2010) revolving credit facility with China Construction Bank, Guangzhou Economic and Technical Development District Branch, and elected not to pursue renewal of the credit facility upon its June 30, 2010, expiration date.

Senior Subordinated Notes due 2011

In January 2010, we redeemed the remaining $105.9 million of our 10.5% Senior Subordinated Notes due 2011.  In connection with the redemption, we incurred a $0.7 million loss on the early extinguishment of the debt.  Restricted cash of $105.7 million, which was held in escrow as of December 31, 2009, was used to fund the redemption.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries.  Our operations may, therefore, be subject to volatility because of currency fluctuations.  Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  We do not engage in hedging transactions for speculative investment reasons.  Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results from operations.  There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.  At September 30, 2010, there were foreign currency hedge instruments outstanding with a nominal value of approximately 179.1 million Chinese RMB related to our operations in Asia.  Subsequent to September 30, 2010, the Company entered into additional foreign exchange forward contracts for a total notional amount of 589.9 million Chinese RMB, at a weighted average exchange rate of 6.542 RMB per U.S. Dollar, which mature from January to October 2011.

Item 4. Controls and Procedures

As of September 30, 2010, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In February 2010, we completed our acquisition of Merix.  Management is currently in the process of evaluating the internal controls and procedures of Merix and plans to integrate Merix’ internal controls over financial reporting with our existing internal controls over financial reporting.  This integration may lead to changes in the internal controls over financial reporting for us or the acquired Merix business in future fiscal periods.  Management expects the integration process to be completed during 2010.

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

After the Court denied plaintiff’s motion to enjoin the transaction, plaintiffs submitted an amended complaint dated April 19, 2010 naming only Merix Corporation’s former board members as defendants (the “Defendants”).  All defendants moved to dismiss the amended complaint on July 8, 2010.  On October 29, 2010, the court heard arguments on the Defendant’s motion to dismiss and the court denied the Defendant’s motion.  The Defendant’s are insured by Merix Corporation’s Directors and Officers Liability Insurance (the “D&O Insurance”) coverage.  The Company has exhausted the self insured retention of the D&O Insurance and therefore we anticipate any expenses or potential damages should be covered by the D&O Insurance.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 9, 2010.

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