Form 10-K
period 2010-12-31
VIASYSTEMS GROUP INC
filed 2011-02-09
CIK 1101169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-15755
(Commission File Number)

Viasystems Group, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	75-2668620
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 South Hanley Road, St. Louis, Missouri  63105
(314) 727-2087
(Address, including Zip Code, and telephone number, including area code, of Registrant's Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes     [X] No

The aggregate market value of the voting stock (consisting of common stock, $0.01 par value) of Viasystems Group, Inc. held by non-affiliates of the registrant was approximately $65,154,709 based upon the last sale price for the common stock on June 30, 2010, the last trading day of the registrant’s most recently completed second quarter, as reported on the NASDAQ Global Market system.

As of February 4, 2011, there were 20,238,085 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.   Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
____________________________________________________________________________________________

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKfING STATEMENTS

Statements made in this Annual Report on Form 10-K (the “Report”) include the use of the terms “we,” “us” and “our” which unless specified otherwise refers collectively to Viasystems Group, Inc. (“Viasystems”) and its subsidiaries.

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

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements.  These factors include, but are not limited to, our recent history of losses, fluctuations in our operating results and customer orders, global economic conditions, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our substantial indebtedness and our ability to comply with the terms thereof and our being controlled by VG Holdings, LLC (“VG Holdings”).  Please refer to the “Risk Factors” section of this Report for the year ended December 31, 2010, for additional factors that could materially affect our financial performance.

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

On February 16, 2010, we acquired Merix Corporation (“Merix”) in a transaction pursuant to which Merix became a wholly owned subsidiary of Viasystems (the “Merix Acquisition”), which increased our PCB manufacturing capacity by adding four additional PCB production facilities, added North American PCB quick-turn production capability and added military and aerospace to our already diverse end-user markets.  In connection with the Merix Acquisition, we recapitalized our company, including the conversion of all outstanding shares of preferred stock to common stock, and our common stock was listed on NASDAQ under the symbol “VIAS”.

We operate our business in two segments: Printed Circuit Boards, which includes our PCB products, and Assembly, which includes our E-M Solutions products and services. For the year ended December 31, 2010, our Printed Circuit Boards segment accounted for approximately four-fifths of our net sales, and our Assembly segment accounted for approximately one-fifth of our net sales.

The products we manufacture include, or can be found in, a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, entertainment and anti-lock braking systems, telecommunications switching equipment, data networking equipment, computer storage equipment, electronic defense and aerospace systems, wind and solar energy applications and several other complex industrial, medical and technical instruments.  Our broad offering of E-M Solutions products and services includes component fabrication, component integration, and final system assembly and testing.  These services can be bundled with our PCBs to provide an integrated solution to our customers.  Our net sales for the year ended December 31, 2010, were derived from the following end markets:

•   Automotive (35.8%);
•   Industrial & instrumentation (23.7%);
•   Telecommunications (23.5%);
•   Computer and datacommunications (13.1%); and
•   Military and aerospace (3.9%).

We are a supplier to over 800 original equipment manufacturers (“OEMs”) and contract electronic manufacturers (“CEMs”) in numerous end markets.  Our OEM customers include industry leaders such as Alcatel-Lucent SA, Autoliv, Inc., Bosch Group, Ciena Corporation, Cisco Systems, Inc., Continental AG, Dell Inc., Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Harris Communications, Hewlett-Packard Company, Huawei Technologies Co. Ltd., Motorola Inc., Rockwell Automation, Inc., Rockwell Collins, Siemens AG, Tellabs, Inc., TRW Automotive Holdings Corp. and Xyratex Ltd.  In addition, we have good working relationships with industry-leading CEMs such as Benchmark Electronics, Inc., Celestica, Inc., Jabil Circuit, Inc. and Plexus Corp., and we supply PCBs and E-M Solutions products to these customers as well.

We have ten manufacturing facilities, including two in the United States and eight located outside the United States that allow us to take advantage of low cost, high quality manufacturing environments, while serving a broad base of customers around the globe.  Our PCB products are produced in our two domestic facilities and four of our seven facilities in China.  Our E-M Solutions products and services are provided from our other three facilities in China and our one facility in Mexico.  In addition to our manufacturing facilities, in order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.  The locations of our engineering and customer service centers correspond directly to the primary areas where we ship our products.  For the year ended December 31, 2010, approximately 43.0%, 33.4% and 23.6% of our net sales were generated by shipments to destinations in North America, Asia and Europe, respectively.

Our History

We were incorporated in 1996 under the name Circo Craft Holding Company. Circo Craft Holding Company had no operations prior to our first acquisition in October 1996, when we changed our name to Circo Technologies, Inc.  In January 1997, we changed our name to Viasystems Group, Inc.

From 1997 through 2001, we expanded rapidly through the acquisition of several businesses throughout Europe, North America and China. During that time, we expanded our business model to include full systems assemblies, wire harnesses and cable assemblies to complement our original PCB and backpanel offerings.

From 1999 to 2001, the majority of our customers were telecommunications and networking OEMs and our business relied heavily on those markets.  In early 2001, the telecommunications and networking industries began a significant business downturn caused by the decline in capital spending related to those industries.  The decline in capital spending in the telecommunications and networking industries was exacerbated by excess inventories for those industries within the contract manufacturing supply chain.

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

From November 2008 through the first half of 2009, in light of global economic conditions and our ongoing efforts to align capacity, overhead costs and operating expenses with market demand, we implemented a work force reduction of approximately 27.0% across our global operations and closed our E-M Solutions manufacturing facility in Milwaukee, Wisconsin, along with its satellite final-assembly and distribution facility in Newberry, South Carolina.

On February 16, 2010, we consummated the Merix Acquisition which increased our PCB manufacturing capacity by adding four additional PCB production facilities, added North American PCB quick-turn service capability and added military and aerospace to our already diverse end-user markets.

We are headquartered in St. Louis, Missouri.  The mailing address for our headquarters is 101 South Hanley Road, St. Louis, Missouri 63105, and our telephone number at that location is (314) 727-2087.  We can also be reached at our website, www.viasystems.com.

Our Products

Printed Circuit Boards - PCBs serve as the foundation of almost all electronic equipment, providing both the circuitry and mounting surfaces necessary to interconnect discrete electronic components, such as integrated circuits, capacitors and resistors. PCBs consist of a pattern of electrical circuitry fabricated on insulating material through etching and electroplating processes that result in electrical interconnection among the components mounted onto them.

Electro-Mechanical Solutions - E-M Solutions include a wide variety of products and services, primarily including assembly of backplanes and printed circuit boards, custom and standard metal enclosures, cabinets, racks and sub-racks, bus bar products, systems integration, final assembly, product testing and fulfillment.

During 2010, our PCB products were supplied from our Printed Circuit Boards segment and our E-M Solutions products and services were supplied from our Assembly segment.

Our Business Strategy

Our strategy is based on the following key goals and business drivers:

Maintenance of diverse end market and end customer mix – In order to reduce our exposure to, and reliance on, unpredictable end markets and to provide alternative growth paths, we have diversified our product offerings into the automotive, industrial & instrumentation, telecommunications, computer and datacommunications and military and aerospace end-markets.  For reporting purposes, we consider our industrial & instrumentation end-market to also include medical, consumer and other.  We have pursued new substantial customers in each market, and we intend to continue to maintain our focus on a diverse mix of customers and end markets.

Enhancement of our strong customer relationships – We are focused on expanding our business with existing customers by leveraging our history of producing quality products with a high level of customer service and operational excellence, which provides us with the opportunity to bid for additional programs from the strong position of a preferred supplier.  In addition, we have good working relationships with industry leading CEMs.  These relationships provide us access to additional PCB and E-M Solutions opportunities and enable our partners to offer a fully integrated product solution to their customers.  Our management team has created a culture that is focused on providing our customers with high-quality service and technical support, which is reflected in our continuing ability to obtain new business and expand our current customer relationships.

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

Expansion of our quick-turn and premium services capabilities – With the Merix Acquisition, we added substantial North American quick-turn capability to our existing Asia quick-turn operations.  The rapid manufacture, or quick-turn, of custom PCBs at the prototyping and preproduction stages allow our customers to more quickly develop and market sophisticated electronic products.  We generally receive a premium over our standard volume pricing for our quick-turn services.

Expansion of our manufacturing capabilities in low cost locations – To meet our customers' demands for high quality, low cost products and services, we have invested and, as market conditions allow, will continue to invest in facilities and equipment in low cost locations.  For the year ended December 31, 2010, approximately 85.9% of our net sales were generated from products produced in our operations in China and Mexico.  We will continue to develop our best-in-class technology and manufacturing processes in low cost manufacturing locations.  We believe our ability to leverage our advanced technology and manufacturing capabilities in low cost locations will enable us to grow our revenues, improve our profitability and effectively meet our customers' requirements for high quality, low cost products and services.

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

A focus on “green” technologies and practices – We are focused on incorporating “green” technologies and practices into our operations to reduce costs, mitigate potential liabilities, ensure a safe and healthy workplace for our employees, and maintain our reputation as an environmentally responsible neighbor to the communities where we operate.  We are also focused on supporting our customers’ demands for “green” technology related products.  To that end, we have developed an expertise in the fabrication and assembly of wind power related technologies, and in 2010 began designing, manufacturing and selling electric vehicle chargers.  We have also developed an expertise in our PCB manufacturing process for “heavy copper” applications, which are necessary to support hybrid electric automotive technologies.

A focus on our operational excellence – We continuously implement strategic initiatives designed to improve product quality while reducing manufacturing costs.  We are focused on opportunities to improve operating income, including: i) continued implementation of advanced manufacturing techniques, including Lean and Six Sigma initiatives; ii) efficient investment in new equipment and technologies and the upgrading of existing equipment; and iii) continued improvement of our internal control over and centralization of certain aspects of our accounting and finance functions.  Our management team is focused on maximizing our current asset base to improve our operational efficiency while also adapting to the needs of our customers and the market.

Markets and Customers

During 2010, we provided products and services to more than 800 OEMs.  We believe our position as a strategic supplier of PCBs and E-M Solutions fosters close relationships with our customers.  These relationships have resulted in additional growth opportunities as we have expanded our capabilities and capacity to meet our customers’ wide range of needs.

The following table shows our net sales as a percentage of total net sales by the principal end-user markets we serve:

	Year Ended December 31,
Markets	2010	2009	2008
Automotive	35.8%	38.4%	37.4%
Industrial & instrumentation	23.7	26.1	26.6
Telecommunications	23.5	26.0	25.9
Computer and datacommunications	13.1	9.5	10.1
Military and aerospace	3.9	-	-
Total net sales	100.0%	100.0%	100.0%

Although we seek to diversify our customer base, a small number of customers are responsible for a significant portion of our net sales.  For the years ended December 31, 2010, 2009 and 2008, sales to our ten largest customers accounted for approximately 57.5%, 74.1%, and 73.3% of our net sales, respectively.

The table below highlights individual end customers that directly and indirectly accounted for more than 10% of our consolidated net sales.

	Year Ended December 31,
Customer	2010	2009	2008
Bosch Group	13.3%	13.7%	11.2%
Alcatel-Lucent SA	(a)	14.2	16.3
Continental AG	(a)	11.8	13.4
General Electric Company	(a)	11.4	10.2

(a) Represents less than ten percent of consolidated net sales.

Sales to Alcatel-Lucent SA and General Electric Company occurred in both the Printed Circuit Boards and Assembly segments. Sales to Continental AG and Bosch Group occurred in the Printed Circuit Boards segment.

Manufacturing Services

Our offering of manufacturing services includes the following:

Design and Prototyping Services - We provide comprehensive front-end engineering services, including custom enclosure design and circuit board manufacturability design services in order to provide efficient manufacturing and delivery for our customers.  We offer quick-turn prototyping in Asia and the United States, which is the rapid production of a new product sample. Our quick-turn prototype service allows us to provide small test quantities to our customers’ product development groups.  Our participation in product design and prototyping allows us to reduce our customers’ manufacturing costs and their time-to-market and time-to-volume.  These services enable us to strengthen our relationships with customers that require advanced engineering services.  In addition, by working closely with customers throughout the development and manufacturing process, we often gain insight into their future product requirements, and preference for commercial quantity orders once the design is perfected.  Because our design services only relate to enhancing the efficiency of the manufacturing process, these services are not billed separately, and are instead included in the determination of the product sales price to be invoiced to the customer.

PCB and Backpanel Fabrication - PCBs are platforms that provide electrical interconnection for semiconductors and other electronic components. Backpanels include electrical interconnection between PCBs.  We manufacture multi-layer PCBs and backpanels on a low-volume, quick-turn basis, as well as on a high-volume production basis.  In recent years, the trend in the electronics industry has been to increase the speed and performance of electronic devices while reducing their size.  These technology drivers have led to increasingly complex PCBs with higher layer counts, higher interconnect density, and higher heat dissipation requirements.

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

PCB Assembly - As a complement to our E-M Solutions offerings, we have the capability to manufacture Printed Circuit Board Assemblies (“PCBAs”). Generally, we do not produce PCBAs separately, but rather integrate them with other components as part of a full electro-mechanical solution.  In addition, we offer testing of PCBAs and the functions of the completed product, and we work with our customers to develop product-specific test strategies. Our test capabilities include in-circuit tests, functional tests, environmental stress tests of board or system assemblies and manufacturing defect analysis.

Custom Metal Enclosure Fabrication - We specialize in the manufacture of custom-designed chassis and enclosures primarily used in the telecommunications, industrial, medical, and computer/datacommunications industries. As a fully integrated supply chain partner with expertise in design, rapid prototyping, manufacturing, packaging and logistics, we provide our customers with shortened time-to-market and reduced manufacturing costs throughout a product’s life cycle.

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

We market our products through our own sales and marketing organization and through relationships with independent sales agents around the world. This global sales organization is structured to ensure global account coverage by industry-specific teams of account managers. As of December 31, 2010, we employed approximately 250 sales and marketing employees, of which 85 are account managers strategically located throughout North America, Europe and Asia. In addition, we contract with independent sales agents strategically around the world. Each industry marketing team shares support staff of sales engineers, program managers, technical service personnel and customer service organizations to ensure high-quality, customer-focused service. The global marketing organization further supports the sales organization through market research, market development and communications.

Manufacturing and Engineering

We produce highly complex, technologically advanced multi-layer and standard technology PCBs, backpanels, PCBAs, backpanel assemblies, custom enclosures and full systems that meet increasingly narrow tolerances and specifications demanded by our customers. Multi-layering, which involves placing multiple layers of electronic circuitry within a single PCB or backpanel, expands the number of circuits, allows for increasingly complex components to be connected to the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the PCB or backpanel. Interconnect products having narrow, closely spaced circuit tracks are known as fine line products. Today, we are capable of producing commercial quantities of PCBs with up to 60 layers and circuit track widths as narrow as three one-thousandths of an inch. We also have the capability to produce large format backpanels of up to 49 inches in length and as thick as four tenths of an inch. We have developed heavy copper capabilities, using foils of up to 12 ounces per square foot, which are required in high-power applications. In addition, we have developed microwave technologies to support radio frequency (“RF”) applications; and thermal management solutions, including solder-coin-attach, adhesive-bonded-heatsink and our proprietary embedded-heatsink technology. The manufacturing of complex multi-layer interconnect products often requires the use of sophisticated high density interconnections (“HDI”) including blind or buried vias, sequential buildup (“SBU”) technology and via-in-pad (“VIP”) technology.  The ability to control the electrical properties (e.g., electrical impedance) of our products very closely is key to transmission of high speed signals. These technologies require high performance materials and very tight laminating and etching tolerances. Our PCB operation is an industry leader in performing extensive testing of various PCB designs, materials and surface finishes for restriction of hazardous substances compliance and compatibility.

The manufacturing of PCBs and backpanels involves several basic steps, including i) etching and eletrodeposition to produce the circuit image on copper-clad epoxy laminate, ii) pressing the laminates together to form a panel, iii) drilling holes, iv) electrodepositing copper or other conductive material to form interlayer electrical connections, and v) cutting the panels to shape. In addition, complex interconnect products require advanced process steps, such as dry film imaging, optical aligned registration, photoimageable soldermask, computer controlled drilling and routing, automated plating, and various surface finish techniques. Tight process controls are required throughout the manufacturing process to achieve critical electrical properties, such as controlled impedance. The manufacturing of PCBs used in backpanel assemblies requires specialized expertise and equipment because of the larger size and thickness of the backpanel relative to other PCBs, and the increased number of holes for component mounting.

The manufacturing of PCBAs involves the attachment of various electronic components, such as integrated circuits, capacitors, microprocessors and resistors to PCBs. The manufacturing of backpanel assemblies involves attachment of electronic components, including PCBs, integrated circuits and other components to the backpanel, which is a large PCB. We use surface mount, pin-through-hole and press-fit technologies in backpanel assembly. We also assemble higher-level sub-systems and full systems incorporating PCBs and complex electro-mechanical components.

We provide computer-aided testing of PCBs, sub-systems and full systems, which contributes significantly to our ability to consistently deliver high quality products.  We test boards and system level assemblies to verify that all components have been properly inserted and that electrical circuits are complete.  Further functional tests determine whether the board or system assembly is performing to customer specifications.

Quality Standards

Our quality management systems are defect prevention based, customer focused and comply with international standards.  All of our facilities are ISO 9001:2000 certified, a globally accepted quality management standard.  We also have facilities that are certified to additional industry specific standards, including automotive quality standards QS 9000 and TS 16949, telecommunications quality management standard TL 9000 and aerospace quality management standard AS9100.  Our facility in San Jose, California maintains key military quality certifications including MIL-PRF-55110 and MIL-PRF-31032.  Our facilities in Guangzhou and Zhongshan, China maintain ISO 17025 certification for testing and calibration laboratories.  Our facility in Forest Grove, Oregon achieved NADCAP (National Aerospace and Defense Contractors Accreditation Program) accreditation in 2010, and maintains key military and aerospace certifications including MIL-PRF-3102, AS7003 and AS9100.

Our facilities and products also comply with industry specific requirements, including Bellcore and Underwriters Laboratories. These requirements include quality, manufacturing process controls, manufacturing documentation and supplier certification of raw materials.  Our facilities in Forest Grove, Oregon and San Jose, California comply with the International Traffic in Arms Regulations (ITAR).

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

Competition

Our industry is highly competitive, and we believe our markets are highly fragmented. We face competition from numerous local, regional and large international providers of PCBs and E-M Solutions. Our primary direct competitors are Compeq Manufacturing Co. Ltd., DDi Corp., Flextronics Corporation, Gold Circuit Electronics Ltd., Kingboard Chemical Holdings Ltd., LG Corp., Nanya Technology Corp., Sanmina-SCI Corp. and TTM Technologies, Inc.  We believe that competition in the markets we serve is based on product quality, responsive customer service and support and price, in part, because the cost of many of the products we manufacture are usually low relative to the total cost of our customers’ end-products and because product reliability and prompt delivery are of greater importance to our customers.

International Operations

As of December 31, 2010, we had eight manufacturing facilities located outside the United States, and sales offices in Canada, Mexico, Asia and throughout Europe.  Our international operations produce products in China and Mexico that accounted for approximately 79.3% and 6.6% of our net sales, respectively, for the year ended December 31, 2010, and 90.2% and 7.1% of our 2009 net sales, respectively.  The remaining 14.1% and 2.7% of net sales for the years ended December 31, 2010 and 2009, respectively, are from products produced in the United States.  Approximately 66.8% and 12.5% of our net sales for the year ended December 31, 2010, and 68.7% and 21.5% of our 2009 net sales were from products produced in China by our Printed Circuit Boards and Assembly business segments, respectively.  We believe that our global presence is important as it allows us to provide consistent, quality products on a cost effective and timely basis to our multinational customers worldwide.  We rely heavily on our international operations and are subject to risks generally associated with operating in foreign countries, including price and exchange controls, fluctuations in currency exchange rates and other restrictive actions that could have a material effect on our results of operations, financial condition and cash flows.

Environmental

Our operations are subject to various federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of pollutants into the air, ground and water, as well as the handling, storage, manufacturing and disposal of, or exposure to, solid and hazardous wastes, and occupational safety and health. We believe that we are in material compliance with applicable environmental laws, and the costs of compliance with such current or proposed environmental laws and regulations will not have a material adverse effect on us. All of our manufacturing sites in China are certified to ISO 14001 standards for environmental quality compliance. Further, we are not a party to any current claim or proceeding, and we are not aware of any threatened claim or proceeding under environmental laws that could, if adversely decided, reasonably be expected to have a material adverse effect on us.

Employees

As of December 31, 2010, we had 14,842 employees. Of these employees, 12,852 were involved in manufacturing, 1,190 in engineering, 250 in sales and marketing and 550 in accounting and administrative capacities. No employees were represented by a union pursuant to a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage or work slowdown, and we believe we have good relations with our employees.

Intellectual Property

We have developed expertise and techniques that we use in the manufacturing of PCBs and E-M Solutions products.  Research, development and engineering expenditures for the creation and application of new products and processes were approximately $2.9 million, $1.2 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.  We believe many of our processes related to the manufacturing of PCBs are proprietary, including our ability to manufacture large perimeter, thick, high-layer-count backpanels.  Generally, we rely on common law trade secret protection and on confidentiality agreements with our employees and customers to protect our trade secrets and techniques.  We own 42 patents (including pending patents).  However, we believe patents do not constitute a significant form of intellectual property rights in our industry. Our patents begin to expire in three years.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2010, was approximately $216.1 million, compared with $97.8 million at December 31, 2009. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing periods.

Segments

We operate our business in two segments: Printed Circuit Boards, which include our PCB products, and Assembly, which include our E-M Solutions products and services.  For the year ended December 31, 2010, our Printed Circuit Boards segment accounted for approximately four-fifths of our net sales, and our Assembly segment accounted for approximately one-fifth of our net sales.  See Note 16 in the accompanying notes to the consolidated financial statements for further information regarding our segments for fiscal years 2010, 2009 and 2008.

Financial Information and Geographical Areas

See Note 16 in the accompanying notes to the consolidated financial statements for financial information about geographical areas for fiscal years 2010, 2009 and 2008.

Available Information

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

Item 1A.     Risk Factors

In evaluating our company, the factors described below should be considered carefully.  The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.

Risk Related to Our Business and Industry

We have a history of losses and may not be profitable in the future.

We have a history of losses and cannot assure you that we will achieve sustained profitability in the future. We incurred losses from continuing operations of $54.7 million, $15.5 million, and $25.6 million for the years ended December 31, 2009, 2008, and 2006, respectively.  For the years ended December 31, 2010 and 2007 we had net income from continuing operations of $15.6 million and $8.4 million, respectively.  If we cannot maintain our profitability, the value of our enterprise may decline.

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

The PCB and EMS industries are subject to rapid technological change; our failure to respond timely or adequately to such changes may render our existing technology less competitive or obsolete, and our operating results may suffer.

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

If we fail to build or maintain sufficient manufacturing infrastructure, or if we fail to recruit, train and retain sufficient staff to meet customer demand, we may experience extended lead times, leading to the loss of customer orders. Conversely, if we increase manufacturing capacity and order levels do not remain stable or increase, our business, financial condition, operating results and cash flows could be adversely impacted.

Our products and related manufacturing processes are often highly complex and therefore our products may at times contain manufacturing defects, which may subject us to product liability and warranty claims.

We face an inherent business risk of exposure to warranty and product liability claims in the event that our products, particularly those supplied to the automotive and aerospace industries, fail to perform as expected or such failure results, or is alleged to result, in bodily injury and/or property damage. If we were to manufacture and deliver products to our customers that contain defects, whether caused by a design, manufacturing or component failure, or by deficiencies in the manufacturing processes, it may result in delayed shipments to customers and reduced or cancelled customer orders. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall of such products. As suppliers become more integral to the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contributions when faced with product liability claims or recalls. In addition, vehicle manufacturers, which have traditionally borne the costs associated with warranty programs offered on their vehicles, are increasingly requiring suppliers to guarantee or warrant their products and may seek to hold us responsible for some or all of the costs related to the repair and replacement of parts supplied by us to the vehicle manufacturer. A successful warranty or product liability claim against us in excess of our available insurance coverage or established warranty and legal reserves or a requirement that we participate in a product recall may have a material adverse effect on our business, financial condition, operating results and cash flows and may harm our business reputation, which could lead to customer cancellations or non-renewals.

We may be required to recognize additional impairment charges.

Pursuant to U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to make periodic assessments of goodwill, intangible assets and other long-lived assets to determine if they are impaired. Disruptions to our business, end-market conditions, protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and enterprise value declines may result in additional charges for goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the periods of such charges. In addition, such charges would reduce our consolidated net worth and our stockholders’ equity, increasing our debt-to-total-capitalization ratio.

If we are not able to renew leases of our manufacturing facilities, our operations could be interrupted and our assets could become impaired.

We lease several of our principal manufacturing facilities from third parties under operating leases with remaining lease terms, as of December 31, 2010, ranging from one to seven years.  If we are not able to renew these leases under commercially acceptable terms, our operations at those facilities could be interrupted, our assets could become impaired and we may incur significant expense to relocate those operations.  This could have a material adverse effect on our financial condition, operating results and cash flows.

We lease our manufacturing facility in Huizhou, China from our minority interest holder.  The area where this facility is located is being redeveloped away from industrial use, and we believe it is unlikely we will be able to achieve renewal of this lease beyond its December 31, 2012, expiration date.  If we are not able to renew this lease, our assets could become impaired, we could incur significant costs to relocate these operations and our ability to meet our customers’ orders could be compromised.  This could have a material adverse effect on our financial condition, operating results and cash flows.

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

As a corporation with a presence both abroad and in the United States, we are subject to taxes in various jurisdictions. Our effective tax rate is subject to fluctuation as the income tax rates for each year are a function of the following factors, among others:

•	the effects of a mix of profits or losses earned in numerous tax jurisdictions with a broad range of income tax rates;
•	our ability to utilize net operating losses;
•	our ability to allocate expenses of our U.S. corporate headquarters to overseas subsidiaries;
•	changes in contingencies related to taxes, interest or penalties resulting from tax audits; and
•	changes in tax laws or the interpretation of such laws.

Changes in the mix of these items and other items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our financial position.

Certain of our Chinese subsidiaries have operated or continue to operate under tax holidays.  The current tax holidays are expected to expire during 2011 and 2012.  The expiration of these tax holidays or new tax legislation could have a material adverse effect on our effective tax rate, financial condition, operating results and cash flows.

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

Prior to the Merix Acquisition, Merix reported material weaknesses in its internal control over financial reporting, and if additional material weaknesses are discovered in the future, investor confidence in us may be adversely affected.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Prior to the Merix Acquisition, Merix identified material weaknesses in internal control over financial reporting for its Asia operations, which Merix remediated in 2009.  We are in the process of integrating the acquired Merix operations and have not completed an assessment of these operations’ internal controls over financial reporting.

We may identify internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting. Material weaknesses in our internal control over financial reporting may cause investors to lose confidence in us, which could have an adverse effect on our business and the trading price of our common stock.

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

Increased regulation associated with climate change and greenhouse gas emissions could impose significant additional costs on operations.

The U.S. government and various governmental agencies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change. International treaties or agreements may also result in increasing regulation of greenhouse gas (“GHG”) emissions, including the introduction of carbon emissions trading mechanisms. Any such regulation regarding climate change and GHG emissions could impose significant costs on our operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs, in order to comply with current or future laws or regulations concerning, and limitations imposed on, our operations by virtue of climate change and GHG emissions laws and regulations. The potential costs of “allowances,” “offsets” or “credits” that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. These regulatory initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial position, operating results and cash flows.

There may be shortages of, or price fluctuations with respect to, raw materials or components, which would cause us to curtail our manufacturing or incur higher than expected costs.

We purchase the raw materials and components we use in producing our products and providing our services, and we may be required to bear the risk of raw material or component price fluctuations. In addition, shortages of raw materials such as laminates, a principal raw material used in our PCB operations, have occurred in the past and may occur in the future. Raw material or component shortages or price fluctuations such as these could have a material adverse effect on our financial condition, operating results and cash flows. In addition, if we experience a shortage of materials or components, we may not be able to produce products for our customers in a timely fashion.

Oil prices may fluctuate, which would increase our cost to manufacture goods.

We generate a portion of our own electricity in certain of our manufacturing facilities using diesel generators, and we will be required to bear the increased cost of generating electricity if the cost of oil increases. Prices for diesel fuel rose substantially in recent years. Future price increases for diesel fuel would increase our cost and could have a material adverse effect on our financial condition, operating results and cash flows.

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

We have manufacturing facilities in the United States, China and Mexico. In addition, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico, and the United States. The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, act of war or terrorism, blizzard, flood, tornado, earthquake, lightning, or other natural disaster could harm us financially, increasing our cost of doing business and limiting our ability to deliver our manufacturing services on a timely basis. In June of 2010 our manufacturing facility in Zhongshan, China suffered a fire in a electrical distribution hub, causing a cessation of production activities for a period of approximately one week. We rely heavily upon information technology systems and high-technology equipment in our manufacturing processes and the management of our business. We have developed disaster recovery plans; however, disruption of these technologies as a result of natural disaster or other events could harm our business and have a material adverse effect on our financial condition, operating results and cash flows.

We could be subject to litigation in the course of our operations that could adversely affect our operating results.

If we became the subject of legal proceedings, our operating results may be affected by the outcome of such proceedings and other contingencies that cannot be predicted with certainty. When appropriate, and as required by U.S. GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our consolidated financial statements and could have a material adverse effect on our results of operations or cash flows in the period in which a liability would be recognized and the period in which damages would be paid, respectively. Although claims have been rare in the past, we are subject to claims by our customers or end users of our products that we may have been negligent in our production or have infringed on intellectual property of another.

Several of our competitors hold patents covering a variety of technologies, applications and methods of use similar to some of those used in our products. From time to time, we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. Competitors or others have in the past and may in the future assert infringement claims against us or our customers with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

If we became subject to infringement claims, we would evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question or defending our position. These licenses, however, may not be available on satisfactory terms or at all. If we are not able to negotiate the necessary licenses on commercially reasonable terms or successfully defend our position, it could have a material adverse effect on our financial condition, operating results and cash flows.

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

As a result of the Merix Acquisition, we have made substantial reductions-in-force, including a number of management personnel. We do not anticipate the loss of any of the personnel will have a material impact on our operations and have attempted to mitigate the impact of the change in personnel. However, there can be no assurance that these risks are fully mitigated.

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

Risks Related to Our Customers and Suppliers

We are dependent upon the electronics industry, which is highly cyclical and suffers significant downturns in demand, resulting in excess manufacturing capacity and increased price competition.

The electronics industry, on which a substantial portion of our business depends, is cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. This industry has experienced periods characterized by relatively low demand and price depression and is likely to experience recessionary periods in the future. Economic conditions affecting the electronics industry in general or specific customers in particular, have adversely affected our operating results in the past and may do so in the future. Over the past three years, the global economy has been greatly impacted by the global recessionary conditions linked to rising default levels in the U.S. home mortgage sector, volatile fuel prices, and a changing political and economic landscape. These factors have contributed to historically low consumer confidence levels, resulting in a significantly intensified downturn in demand for products incorporating PCBs and E-M Solutions, which in turn adversely affected our operating results in 2008 and 2009.

The electronics industry is characterized by intense competition, rapid technological change, relatively short product life cycles and pricing and profitability pressures. These factors adversely affect our customers and we suffer similar effects. Our customers are primarily high-technology equipment manufacturers in the automotive, communications and networking, computing and peripherals, test, industrial and medical markets of the electronics industry. Due to the uncertainty in the markets served by most of our customers, we cannot accurately predict our future financial results or accurately anticipate future orders. At any time, our customers can discontinue or modify products containing components we manufacture, adjust the timing of orders and shipments or affect our mix of consolidated net sales, any of which could have a material adverse effect on our financial condition, operating results and cash flows.

A significant portion of our net sales is based on transactions with our largest customers; if we lose any of these customers, our sales could decline significantly.

For the years ended December 31, 2010, 2009 and 2008, sales to our ten largest customers accounted for approximately 57.5%, 74.1% and 73.3% of our consolidated net sales, respectively.  For the year ended December 31, 2010, one customer, Bosch Group, accounted for over 10% of our consolidated net sales.  For the year ended December 31, 2009, four of our customers, Alcatel-Lucent SA, Bosch Group, General Electric Company and Continental AG, each individually accounted for over 10% of our consolidated net sales.

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

We sell our products to customers that have in the past experienced, and may in the future experience, financial difficulties, particularly in light of the recent global economic downturn. If our customers experience financial difficulties, we could have difficulty recovering amounts owed from these customers. While we perform credit evaluations and adjust credit limits based upon each customer’s payment history and credit worthiness, such programs may not be effective in reducing our exposure to credit risk. We evaluate the collectability of accounts receivable, and based on this evaluation make adjustments to the allowance for doubtful accounts for expected losses. Actual bad debt write-offs may differ from our estimates, which may have a material adverse effect on our financial condition, operating results and cash flows.

Our suppliers may also experience financial difficulties, which could result in our having difficulty sourcing the materials and components we use in producing our products and providing our services. If we encounter such difficulties, we may not be able to produce our products for customers in a timely fashion, which could have an adverse effect on our financial condition, operating results and cash flows.

We rely on the automotive industry for a significant portion of sales. Accordingly, the economic volatility in this industry has had, and may continue to have, a material adverse effect on our ability to forecast demand and production to meet desired sales levels.

The economic downturn in the automotive industry has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels. A significant portion of our sales are to customers within the automotive industry.  For the years ended December 31, 2010, 2009 and 2008, sales to customers in the automotive industry represented approximately 35.8%, 38.4% and 37.4% of our net sales, respectively. If the destabilization of the automotive industry or a market shift away from our automotive customers continues, it may have an adverse effect on our financial condition, operating results and cash flows.

Failure to meet the quality control standards of our automotive customers may cause us to lose existing, or prevent us from gaining new, automotive customers.

For safety reasons, our automotive customers have strict quality standards that generally exceed the quality requirements of our other customers. Because a significant portion of our PCB manufacturing facilities’ products are sold to customers in the automotive industry, if those facilities do not meet these quality standards, our results of operations may be materially and adversely affected. These automotive customers may require long periods of time to evaluate whether our manufacturing processes and facilities meet their quality standards. If we were to lose automotive customers due to quality control issues, we might not be able to regain those customers or gain new automotive customers for long periods of time, which could have a material adverse effect on our financial condition, operating results and cash flows.

We rely on the telecommunications and networking industries for a significant portion of sales. Accordingly, the economic volatility in these industries has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels.

A large percentage of our business is conducted with customers who are in the telecommunications and networking industries. For the years ended December 31, 2010, 2009 and 2008, sales to customers in the telecommunications and networking industries represented approximately 23.5%, 26.0% and 25.9% of our net sales, respectively. These industries are characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. These industries are heavily dependent on the end markets they serve and therefore can be affected by the demand patterns of those markets. If the weakness in these industries continues, it would likely have a material adverse effect on our financial condition, operating results and cash flows.

Risk Related to Doing Business in China and Other International Locations

A significant portion of our manufacturing activities are conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

International manufacturing operations represent a majority of our business. Sales outside the United States represent a majority of our net sales, and we expect net sales outside the United States to continue to represent a significant portion of our total net sales. Outside of the United States, we operate manufacturing facilities in Mexico and China.

Our international manufacturing operations are subject to a number of potential risks. Such risks include, among others:

•	inflation or changes in political and economic conditions;
•	unstable regulatory environments;
•	changes in import and export duties;
•	domestic and foreign customs and tariffs;
•	potentially adverse tax consequences;
•	trade restrictions;
•	restrictions on the transfer of funds into or out of a country;
•	labor unrest;
•	logistical and communications challenges;
•	difficulties associated with managing a large organization spread throughout various countries;
•	differing protection of intellectual property and trade secrets; and
•	burdensome taxes and other restraints.

These factors may have an adverse effect on our international operations or on the ability of our international operations to repatriate earnings to us.

If manufacturing technical capability and quality continue to improve in Asia and other foreign countries where production costs are lower, our U.S. operations may become less competitive, lose market share and incur lower cost absorption, lower gross margins and impairment of assets.

To the extent PCB manufacturers in Asia are able to compete effectively with products historically manufactured in the United States, our facilities in the U.S. may not be able to compete as effectively and parts of our U.S. operations may not remain viable.

PCB manufacturers in Asia and other geographies often have significantly lower production costs than our U.S. operations and may even have cost advantages over our own operations in Asia. Production capability improvements by foreign and domestic competitors may play an increasing role in the PCB markets in which we compete, which may adversely affect our revenues and profitability. While PCB manufacturers in these locations have historically competed primarily in markets for less technologically advanced products, some, including ourselves, have expanded their manufacturing capabilities to produce higher layer count, higher technology PCBs and could compete more directly with our North American and Asia operations.

Electrical power shortages in certain areas of Southern China have, in the past, caused the government to impose a power rationing program, and additional or extended power rationings could adversely affect our Chinese operations.

In early 2008, certain areas of Southern China faced electrical power constraints, which resulted from extreme winter weather in the area. In order to address the power constraints, the Southern China Province Government initiated a power rationing plan, which was later terminated in May 2008. This power rationing did not impact our Asia operations during the winter of 2008-2009.  In November and December of 2010, the Chinese government mandated certain limitations on manufacturing activities in Southern China as a result of electrical power and other infrastructure constraints in connection with the 2010 Asia Games, which were held in Guangzhou, China.  We may experience issues in the future with obtaining power or other key services due to infrastructure constraints and weaknesses in China that may impair our ability to compete effectively as well as adversely affect our financial condition, operating results and cash flows.

We are subject to currency fluctuations, which may affect our cost of goods sold and operating margins.

A significant portion of our costs, including payroll and rent, are denominated in foreign currencies, particularly the Chinese Renminbi (“RMB”). Changes in exchange rates between foreign currencies and the U.S. dollar will affect our cost of goods sold and operating margins and could have a material adverse effect on our financial condition, operating results and cash flows.

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

As a U.S. corporation, we are subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Any determination that we have violated the FCPA could have a material adverse effect on our financial position, operating results and cash flows.

Risks Related to Our Capital Structure

Our wholly owned subsidiary, Viasystems, Inc., is a holding company with no operations of its own and depends on its subsidiaries for cash.

Our operations are conducted through our wholly owned subsidiary, Viasystems, Inc., which is a holding company with no operations of its own, and none of its subsidiaries are obligated to make funds available to Viasystems, Inc. for payment on its indebtedness. Accordingly, Viasystems, Inc.’s ability to service its indebtedness is dependent on the earnings and the distribution of funds from its subsidiaries. In addition, payment of dividends, distributions, loans or advances to Viasystems, Inc. by its subsidiaries could be subject to restrictions on dividends or repatriation of earnings under applicable laws and monetary transfer restrictions in the jurisdictions in which its subsidiaries operate. Payments to Viasystems, Inc. by its subsidiaries are also contingent upon its subsidiaries’ earnings. Viasystems, Inc.’s ability to repatriate cash generated by its foreign operations or borrow from its foreign subsidiaries may be limited by tax, foreign exchange or other laws. Also, the amount Viasystems, Inc. is able to repatriate to pay U.S. dollar based obligations will be subject to foreign exchange rates. Foreign earnings may be subject to foreign taxes and withholding, potentially at confiscatory levels.  The cash Viasystems, Inc. holds in foreign entities may become subject to exchange controls that prevent it being converted into other currencies, including U.S. dollars. Foreign tax laws may affect Viasystems, Inc.’s ability to repatriate cash from foreign subsidiaries in a tax efficient manner or at all. Legal restrictions may prevent Viasystems, Inc.’s foreign subsidiaries from paying dividends or other cash distributions to service payments on its indebtedness, and directors and officers of such foreign subsidiaries may therefore be unable or unwilling to authorize such payments or such loans. If these or other risks limit Viasystems, Inc.’s ability to transfer cash generated by its foreign operations, Viasystems, Inc.’s ability to make payments on its indebtedness will be impaired.

We are influenced by our significant stockholders, whose interests may be different than our other stockholders.

As of December 31, 2010, approximately 76.9% of our common stock is owned by VG Holdings, LLC (“VG Holdings”). Accordingly, VG Holdings effectively controls the election of a majority of our board of directors and the approval or disapproval of certain other matters requiring stockholder approval and, as a result, has significant influence over the direction of our management and policies. Using this influence, VG Holdings may take actions or make decisions that are not in the same interests of our other stockholders. In addition, owners of VG Holdings are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or otherwise have business objectives that are not aligned with our business objectives.

We are a “controlled company” within the meaning of NASDAQ rules. As a result, we qualify for, and may in the future avail ourselves of, certain exemptions from NASDAQ corporate governance requirements.

VG Holdings owns a majority of our outstanding common stock. As a result, we qualify as a “controlled company” under the rules of NASDAQ. As a “controlled company” under NASDAQ rules, we may elect not to comply with certain NASDAQ corporate governance requirements, including (i) that a majority of our board of directors consist of “independent directors,” as defined under the rules of NASDAQ, (ii) that we have a nominating and corporate governance committee that is composed entirely of independent directors and (iii) that we have a compensation committee that is composed entirely of independent directors. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all NASDAQ corporate governance requirements as long as we are a “controlled company.” We currently have not availed ourselves of the controlled company exception under NASDAQ rules.

The requirements of being a public company, including compliance with the requirements of NASDAQ and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase costs and distract management.

As a public company with listed equity securities, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and requirements of NASDAQ, with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements will occupy a significant amount of the time of our board of directors and management and will increase our costs and expenses.

Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our common stock.

Our certificate of incorporation and bylaws provide for, among other things:

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

These provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a transaction involving a change of control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

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

Additionally, there is a limited public float of our common stock, which can result in our stock price being volatile. Approximately 21.5% of our outstanding common stock is considered part of the public float.  The “public float” of our common stock refers to shares freely and actively tradable on the NASDAQ Global Market and not owned by our officers, directors or affiliates, including VG Holdings.  As a result of the limited public float and the limited trading volume on some days, the market price our common stock can be volatile, and relatively small changes in the demand for or supply of our common stock could have a disproportionate effect on the market price for our common stock.

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

We may in the future issue additional shares of our common stock which could result in the dilution of the ownership interests of our stockholders. As of December 31, 2010, we have outstanding approximately 20 million shares of common stock, and no shares of preferred stock. We are authorized to issue 100 million shares of common stock and 25 million shares of preferred stock with such designations, preferences and rights as determined by our board of directors. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, future issuances of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

We have a substantial amount of debt and may be unable to service or refinance this debt, which could have negative consequences on our business in the future, could adversely affect our ability to fulfill our obligations under our notes and may place us at a competitive disadvantage in our industry.

As of December 31, 2010, our total outstanding indebtedness was approximately $231.8 million. Our net interest expense for the years ended December 31, 2010 and 2009, was approximately $30.9 million and $34.4 million, respectively. As of December 31, 2010, our total consolidated stockholders’ equity was approximately $257.1 million.

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

If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances; selling assets; restructuring or refinancing our debt; or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. The Senior Secured 2010 Credit Facility and the indenture governing the outstanding $220.0 million aggregate principal amount of the 2015 Notes limit the use of the proceeds from any disposition of assets and, as a result, we may not be allowed, under those documents, to use the proceeds from such dispositions to satisfy all current debt service obligations. In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we would be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

Restrictive covenants in the indenture governing the 2015 Notes and the agreements governing our other indebtedness will restrict our ability to operate our business.

The indenture for the 2015 Notes and Senior Secured 2010 Credit Facility contain, and agreements governing indebtedness we may incur in the future may contain, covenants that restrict our ability to, among other things, incur additional debt, pay dividends, make investments, enter into transactions with affiliates, merge or consolidate with other entities or sell all or substantially all of our assets. Additionally, the agreement governing the Senior Secured 2010 Credit Facility requires us to maintain certain financial ratios. A breach of any of these covenants could result in a default thereunder, which could allow the lenders or the noteholders to declare all amounts outstanding thereunder immediately due and payable. If we are unable to repay outstanding borrowings when due, the lenders, under the Senior Secured 2010 Credit Facility and the collateral trustee under the indenture governing the 2015 Notes and related agreements have the right to proceed against the collateral granted to them, including certain equity interests. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.

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

Currently, we have two PCB manufacturing plants in China that are each operated by a separate majority-owned subsidiary. A minority investor owns a 5% interest in our subsidiary that operates the Huiyang plant. The same minority investor owns a 15% interest in our subsidiary that operates the Huizhou plant. The minority investor owns the buildings of the Huizhou facility and leases the premises to our subsidiary. The minority investor is affiliated with the Chinese government and has close ties to local economic development and other Chinese government agencies. In connection with the negotiation of its investments, the minority investor secured certain rights to be consulted and to consent to certain operating and investment matters concerning the plants and our subsidiaries’ boards of directors that oversee these businesses. Failure to maintain good relations with the minority investor in either Chinese subsidiary could materially adversely affect our ability to manage the operations of one or more of the plants.

Item 1B.     Unresolved Staff Comments

Not Applicable.

Item 2.        Properties

In addition to our executive offices in St. Louis, Missouri, we operate ten principal manufacturing and two principal distribution facilities, located in three different countries with a total area of approximately 4.9 million square feet. Our manufacturing facilities in Guangzhou, China; Huiyang, China; Zhongshan, China; Huizhou, China; Forest Grove, Oregon; and San Jose, California are used in the Printed Circuit Boards segment; our manufacturing and distribution facilities in Shanghai, China; Shenzhen, China; Qingdao, China; Juarez, Mexico; and El Paso, Texas are used in the Assembly segment; and our distribution facility in Hong Kong is used in both the Printed Circuit Boards and Assembly segments.  Our Huiyang, China property is pledged to secure our Huiyang 2009 Credit Facility, and our Forest Grove, Oregon property is pledged to secure our Senior Secured 2010 Credit Facility.  Remaining lease terms for our principal leased properties range from one to seven years.

The principal properties owned or leased by us are described below.

	Size (Appx.	Type of
Location	Sq. Ft.)	Interest	Description of Primary Products
United States
Forest Grove, Oregon	310,500	Owned	PCB fabrication and warehousing
San Jose, California	40,000	Leased	PCB fabrication and warehousing
El Paso, Texas	29,000	Leased	Warehousing and distribution of E-M Solutions products, backpanel assemblies, full system assemblies and PCB assemblies

Mexico
Juarez, Mexico	90,000	Leased	Backpanel assembly, PCB assembly, custom metal enclosure fabrication, and full system assembly and test

Asia
Guangzhou, China	2,250,000	Owned (a)	PCB and backpanel fabrication
	106,000	Leased
Zhongshan, China	799,000	Owned (a)	PCB fabrication
Huiyang, China	250,000	Owned (a)	PCB fabrication and warehousing
Huizhou, China	135,000	Leased (b)	PCB fabrication and warehousing
Shanghai, China	430,000	Owned (a)	Custom metal enclosure fabrication, backpanel assembly, PCB assembly and full system assembly and test
Shenzhen, China	286,000	Leased	Custom metal enclosure fabrication, PCB assembly and full system assembly and test
Qingdao, China	93,000	Leased	Full system assembly and test/cable assembly
Hong Kong	53,000	Owned	Warehousing and distribution of PCBs, backpanel assemblies, full system assemblies and PCB assemblies

(a)	Although these facilities are owned, we lease the underlying land pursuant to land use rights agreements with the Chinese government, which expire from 2043 to 2050.

(b)	The area where this facility is located is being redeveloped away from industrial use, and we believe it is unlikely we will be able to achieve future renewals of this lease beyond 2012.

In addition to the facilities listed above, we maintain several engineering, customer service, sales and marketing and other offices throughout North America, Europe and Asia, all of which are leased.

Item 3.  Legal Proceedings

We are presently involved in various legal proceedings arising in the ordinary course of our business operations, including employment matters and contract claims. We believe that any liability with respect to these proceedings will not be material individually or in the aggregate to our consolidated financial position, results of operations or cash flows.

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

After the Court denied plaintiff’s motion to enjoin the transaction, plaintiffs submitted an amended complaint dated April 19, 2010 naming only Merix Corporation’s former board members as defendants (the “Defendants”).  All Defendants moved to dismiss the amended complaint on July 8, 2010.  On October 29, 2010, the court heard arguments on the Defendant’s motion to dismiss and the court denied the Defendant’s motion.  The Defendants are insured by Merix Corporation’s directors and officers liability insurance (the “D&O Insurance”) coverage.  The Company has exhausted the self insured retention of the D&O Insurance and therefore we anticipate any expenses or potential damages should be covered by the D&O Insurance.

Merix Securities Class Action

Four purported class action complaints were filed against Merix and certain of its executive officers and directors on June 17, 2004, June 24, 2004 and July 9, 2004.  The complaints were consolidated in a single action entitled In re Merix Corporation Securities Litigation, Lead Case No. CV 04-826-MO, in the U.S. District Court for the District of Oregon.  After the court granted Merix’ motion to dismiss without prejudice, the plaintiffs filed a second amended complaint.  That complaint alleged that the defendants violated the federal securities laws by making certain inaccurate and misleading statements in the prospectus used in connection with the January 2004 public offering of approximately $103.4 million of Merix’ common stock.  In September 2006, the Court dismissed that complaint with prejudice.  The plaintiffs appealed to the Ninth Circuit Court of Appeals. In April 2008, the Ninth Circuit reversed the dismissal of the second amended complaint.  Merix sought rehearing which was denied and rehearing en banc was also denied.  Merix obtained a stay of the mandate from the Ninth Circuit and filed a certiorari petition with the U.S. Supreme Court on September 22, 2008.  On December 15, 2008, the U.S. Supreme Court denied the certiorari petition and the case was remanded back to the U.S. District Court for the District of Oregon.  On May 15, 2009, the plaintiffs moved to certify a class of all investors who purchased in the public offering and who were damaged thereby.  On November 5, 2009, the court partially granted the certification motion and certified a class consisting of all persons and entities who purchased or otherwise acquired the Merix common stock from an underwriter directly pursuant to Merix’ January 29, 2004 public offering, who held the stock through May 13, 2004, and who were damaged thereby. A settlement of this case was approved by the court in January 2011.  The settlement was completely funded by insurance.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Stock Performance Graph

The following performance graph compares the cumulative total return on our common stock with the cumulative total return of i) the NASDAQ Composite Index and ii) a peer group index comprised of TTM Technologies, Inc.; Flextronics International Ltd.; DDi Corp. and Sanmina-SCI Corporation.  The graph assumes a $100 investment in each of Viasystems Group, Inc., the NASDAQ Composite Index and the peer group index at the close of trading on February 17, 2010, the date our common stock began trading on the NASDAQ Global Market, and assumes the reinvestment of all dividends. These indices are included for comparison purposes only and are not intended to forecast or be indicative of possible future performance of our common stock.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Our common stock is listed on the NASDAQ Global Market under the symbol VIAS, and began trading on February 17, 2010.  As of February 4, 2011, the approximate number of holders of our common stock was 3,165.  Previously, all of our outstanding common stock was held privately, and accordingly, there was no public trading market for our common stock.  The table below sets forth the range of quarterly high and low sales prices (including intraday prices) for our common stock on the NASDAQ Global Market during the indicated calendar quarters.

	Share Price
2010	High	Low
First Quarter (from February 17)	$22.50	$19.00
Second Quarter	22.80	14.29
Third Quarter	17.69	13.49
Fourth Quarter	21.19	14.89

We have paid no dividends since our inception, and our ability to pay dividends is limited by the terms of certain agreements related to our indebtedness.   We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  However, our subsidiaries in China will continue to make required distributions to the minority interest holders in such subsidiaries.  We currently intend to retain all available funds and any available future earnings to fund the development and growth of our business.

Item 6.   Selected Financial Data
The selected financial data and other data below for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, present consolidated financial information of Viasystems and its subsidiaries and have been derived from our audited consolidated financial statements.  The selected historical consolidated financial data set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2010 (1)	2009	2008	2007	2006
	(dollars in thousands, except per share amounts)
Statements of Operations Data:
Net sales	$929,250	$496,447	$712,830	$714,343	$734,992

Operating expenses:
Cost of goods sold (2)	718,710	398,144	568,356	570,384	601,232
Selling, general and administrative (2)	77,458	45,073	52,475	58,215	56,339
Depreciation	56,372	50,161	53,285	49,704	45,422
Amortization	1,710	1,191	1,243	1,269	1,325
Restructuring and impairment (3)	8,518	6,626	15,069	278	(4,915)
Operating income (loss)	66,482	(4,748)	22,402	34,493	35,589

Other expense (income):
Interest expense, net	30,871	34,399	31,585	30,573	38,768
Amortization of deferred financing costs	1,994	1,954	2,063	2,065	1,678
Loss on early extinguishment of debt (4)	706	2,357	-	-	1,498
Other, net	1,233	3,502	(711)	277	742
Income (loss) before income taxes	31,678	(46,960)	(10,535)	1,578	(7,097)

Income taxes	16,082	7,757	4,938	(6,853)	18,514

Income (loss) from continuing operations (5)	15,596	(54,717)	(15,473)	8,431	(25,611)

Income from discontinued operations, net (2) (5)	-	-	-	-	9,475
Gain on disposition of discontinued operations, net (5)	-	-	-	-	214,085

Net (loss) income	15,596	(54,717)	(15,473)	8,431	197,949

Net income attributable to noncontrolling interest	2,044	-	-	-	-
Accretion of Class B Senior Convertible preferred stock	1,053	8,515	7,829	7,203	6,633
Conversion of Mandatory Redeemable Class A Junior preferred stock (7)	29,717	-	-	-	-
Conversion of Redeemable Class B Senior Convertible preferred stock (7)	105,021	-	-	-	-
Net (loss) income available to common stockholders	$(122,239)	$(63,232)	$(23,302)	$1,228	$191,316

Basic and diluted (loss) income per share from continuing operations	$(6.81)	$(26.18)	$(9.65)	$0.51	$(13.35)
Shares used in basic and diluted share calculations	17,953,233	2,415,266	2,415,266	2,415,266	2,415,266

Balance Sheet Data (at period end):
Cash and cash equivalents	$103,599	$108,993	$83,053	$64,002	$37,954
Restricted cash (6)	-	105,734	303	303	1,000
Working capital	134,285	113,608	119,118	110,460	95,475
Total assets	780,573	657,238	585,238	628,429	625,085
Total debt, including current maturities	225,397	330,880	220,663	206,613	206,914
Mandatory Redeemable Class A Junior preferred stock (7)	-	118,836	108,096	98,326	89,439
Redeemable Class B Senior Convertible preferred stock (7)	-	98,327	89,812	81,983	74,780
Stockholders’ equity (deficit) (8)	257,105	(58,040)	582	26,141	32,844

(1)	Financial data as of and for the year ended December 31, 2010, reflects the acquisition of Merix Corporation on February 16, 2010. See Note 3 to the consolidated financial statements.

(2)
Stock compensation expense included in cost of goods sold and selling, general and administrative expenses for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 was $2,871, $948, $615, $2,085, and $1,400, respectively.  Stock compensation expense included in income from discontinued operations, net for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 was $0, $0, $0, $0, and $105, respectively.

(3)
Represents restructuring charges taken to downsize and close facilities, and impairment losses related to the write-off of long-lived assets.  In 2006, restructuring and impairment includes realized gains of $5,463 related to property held for sale that was disposed of in 2006.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying notes to the consolidated financial statements.

(4)
In connection with the repurchase of $105,876 par value of our 2011 Notes in 2010, the repurchase of $94,124 par value of our 2011 Notes and the termination of our 2006 credit facility in 2009, and the termination of our 2003 credit facility in 2006, we recorded losses on early extinguishment of debt of $706, $2,357 and $1,498, respectively.

(5)	On May 1, 2006, we sold our wire harness business.

(6)	Restricted cash of $105,734 as of December 31, 2009, was held in escrow for the redemption of our 2011 Notes, which occurred in January 2010.

(7)	The Mandatory Redeemable Class A Junior preferred stock and the Redeemable Class B Senior Convertible preferred stock were reclassified as, and converted into, common stock in February 2010.

(8)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this document.  The following discussion contains forward-looking statements based upon current expectations and related to future events, and our future financial performance involves risks and uncertainties.  We based these statements on assumptions we consider reasonable.  Actual results and the timing of events could differ materially from those discussed in the forward-looking statements; see “Cautionary Statements Concerning Forward-Looking Statements.”  Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this document, particularly in “Risk Factors.”

Company Overview

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“E-M Solutions”).  PCBs serve as the “electronic backbone” of almost all electronic equipment, and our E-M Solutions products and services integrate PCBs and other components into finished or semi-finished electronic equipment, which include custom and standard metal enclosures, metal cabinets, metal racks and sub-racks, backplanes, cable assemblies and busbars.  The components we manufacture include, or can be found in, a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, entertainment and anti-lock braking systems, telecommunications switching equipment, data networking equipment, computer storage equipment, wind and solar energy applications, flight control systems and several other complex medical and technical instruments.  We have ten manufacturing facilities, including two in the United States and eight located outside of the United States, to take advantage of low cost, high quality manufacturing environments.  Our PCB products are produced in our two domestic facilities and four of our seven facilities in China.  Our E-M Solutions products and services are provided from our other three Chinese facilities and our facility in Mexico.  In addition to our manufacturing facilities, in order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

We are a supplier to more than 800 original equipment manufacturers (“OEMs”) and contract electronic manufacturers (“CEMs”) in numerous end markets. Our OEM customers include industry leaders Alcatel-Lucent SA, Autoliv, Inc., Bosch Group, Ciena Corporation, Cisco Systems, Inc., Continental AG, Delphi Corporation, EMC Corporation, Ericsson AB, General Electric Company, Harris Communications, Hewlett-Packard Company, Huawei Technologies Co. Ltd., Motorola Inc., Rockwell Automation, Inc., Rockwell Collins, Siemens AG, Silver Springs Network, Sun Microsystems, Inc. Tellabs, Inc., TRW Automotive Holdings Corp. and Xyratex Ltd.  In addition, we have good working relationships with industry-leading CEMs such as Benchmark Electronics, Inc., Celestica, Inc., Jabil Circuit, Inc., and Plexus Corp., and we supply PCBs and E-M Solutions products to these customers as well.

We operate our business in two segments: Printed Circuit Boards, which includes our PCB products, and Assembly, which includes our E-M Solutions products and services.

Business Overview

Our results for 2010 reflect a strong year-over-year recovery from the global economic recession that began during 2008.  Sustained strong demand from our broad base of customers combined with our acquisition of Merix on February 16, 2010, contributed both to organic and acquired sales growth and improved profitability.  With the economic recovery, we have experienced inflationary pressures on our costs of materials and labor, including minimum wage increases in China that were implemented during 2010 and price increases from certain suppliers.  In addition, recent announcements by the Chinese government regarding their currency and interest rate policies suggest the Chinese Renminbi (“RMB”) may strengthen against the U.S. dollar, which would also have a negative impact on costs at our China based facilities.  As a result of these factors, we implemented price increases with our customers to compensate for our increased costs, and entered into foreign currency forward contracts that extend into the fourth quarter of 2011 to hedge against possible RMB appreciation.

As a component manufacturer, our sales trends generally reflect the market conditions in the industries we serve.  In the automotive sector we are adding capacity at our principal automotive qualified PCB manufacturing facility and are working to achieve automotive qualifications at our other PCB facilities to meet growing demand, including demand for products for the growing electric vehicles market.  In the telecommunications market, we have seen the market stabilize in the western world and grow in Asia as new technology continues to be introduced.  In addition, we have been able to cross-sell E-M Solutions products and services to existing Printed Circuit Boards segment customers in this market; and continue to pursue cross-selling opportunities with new customers gained in our acquisition of Merix.  In the industrial & instrumentation market, we have experienced increased demand from our broad base of customers.  In the computer and datacom market, we continue to see general market improvement, and continue to aggressively pursue new customers and programs from both our Printed Circuit Boards and Assembly segments.  In the military and aerospace market, we continue to pursue market share gains as a result of continuing customer qualification activity and recent NADCAP accreditation in our Forest Grove, Oregon facility and AS9100 certification in our Huiyang, China facility.

While we believe the long-term growth prospects for our PCB products and E-M Solutions products and services remain solid, economic uncertainty continues to exist, and our visibility to future demand trends remains limited.

2010 Equity Incentive Plan

On April 15, 2010, we adopted the Viasystems Group, Inc. 2010 Equity Incentive Plan (the “2010 Plan”), which provides for grants of stock options, restricted stock awards and other stock-based awards to our employees and directors.  Subject to additions and adjustments, three million shares of common stock are authorized for granting under the 2010 Plan.  Under the 2010 Plan, through December 31, 2010, we have granted stock options representing 1,008,594 shares, and have issued restricted stock awards representing 264,788 shares.  Subsequent to December 31, 2010, on February 8, 2011, we granted stock options representing 516,783 shares, and issued restricted stock awards representing 147,390 shares.

Upon adoption of the 2010 Plan, we elected to generally discontinue the use of the 2003 Stock Option Plan (the “2003 Plan”) and do not intend to make any new awards under the 2003 Plan.

The Merix Acquisition

On February 16, 2010, we acquired Merix Corporation (“Merix”) in a transaction pursuant to which Merix became a wholly owned subsidiary of our company (the “Merix Acquisition”).  Merix was a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and China.  The Merix Acquisition increased our PCB manufacturing capacity by adding four additional PCB production facilities, added North American PCB quick-turn services capability and added military and aerospace to our already diverse end-user markets.  The consideration paid in the Merix Acquisition was valued at $111.2 million and included cash of $35.3 million and common stock of our company representing, after giving effect to the Recapitalization Agreement (see below), approximately 19.4% of the total outstanding amount of our common stock immediately after the closing of the Merix Acquisition.  We recorded the assets acquired and liabilities assumed from Merix at their fair values as of the date of the acquisition.

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

Results of Operations

Year Ended December 31, 2010, Compared with Year Ended December 31, 2009

Net Sales.  Net sales for the year ended December 31, 2010, were $929.3 million, representing a $432.8 million, or 87.2%, increase from net sales for the year ended December 31, 2009. Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales increased by approximately $226.1 million, or 30.3%, for the year ended December 31, 2010, as compared with the same period in 2009.  This increase is due to increased demand across all of our end-user markets, as well as price increases implemented during the year in our Printed Circuit Boards segment.

Net sales by end-user market on a historical basis for the years ended December 31, 2010 and 2009, and on a pro forma basis for the year ended December 31, 2010 and 2009, as if the Merix Acquisition had been completed on January 1, 2009, were as follows:

	Historical		Pro Forma
End-User Market (dollars in millions)	2010	2009	2010	2009
Automotive	$332.8	$191.0	$341.0	$241.1
Industrial & Instrumentation	220.2	129.6	229.5	172.6
Telecommunications	218.4	128.8	230.1	203.4
Computer and Datacommunications	121.7	47.0	129.3	93.3
Military and Aerospace	36.2	-	41.3	34.7
Total Net Sales	$929.3	$496.4	$971.2	$745.1

Our net sales of products for end use in the automotive market increased by approximately $141.8 million, or 74.2%, during the year ended December 31, 2010, compared to the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for end use in this market increased by approximately $99.9 million, or 41.4%, for the year ended December 31, 2010, as compared to the same period in 2009, which was driven by increased demand, especially in European markets, as well as price increases implemented during the third quarter of 2010.

Net sales of products ultimately used in the industrial & instrumentation market, increased by approximately $90.6 million, or 69.9%, in 2010, compared with the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for end use in this market increased by approximately $56.9 million, or 33.0%, for the year ended December 31, 2010, as compared with the same period in 2009.  The increase in net sales was driven primarily by increased global demand, including programs related to wind power and elevator controls, as well as new customer and program wins, partially offset by a $13.1 million decline in sales resulting from the May 2009 closure of our metal fabrication facility in Milwaukee, Wisconsin, and its satellite final-assembly and distribution facility in Newberry, South Carolina (together, the “Milwaukee Facility”).

Net sales of products ultimately used in the telecommunications market increased by approximately $89.6 million, or 69.6%, for the year ended December 31, 2010, as compared with the year ended December 31, 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in this end market increased by approximately $26.7 million, or 13.1%, for the year ended December 31, 2010, as compared with the same period in 2009.  Increased global demand in this market, as well as new customer and program wins, was partially offset by a $1.0 million decline in sales resulting from the closure of our Milwaukee Facility in May 2009, and certain customer programs at other facilities going end-of-life.

Net sales of our products for use in the computer and datacommunications markets increased by approximately $74.7 million, or 158.9%, in 2010, as compared with the same period in 2009.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in this end market increased by approximately $36.0 million, or 38.6%, for the year ended December 31, 2010, as compared with the same period in 2009, driven by increased global demand from our computer and datacommunication customers.

With the Merix Acquisition, in 2010 the Company began supplying customers in the military and aerospace end-user market.  Sales to this end-user market were $36.2 million for the year ended December 31, 2010. Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in the military and aerospace end-user market increased by approximately $6.6 million, or 19.0%, for the year ended December 31, 2010, as compared with the same period in 2009, as a result of increased demand from existing customers and new customer wins.

Net sales by segment on a historical basis for the year ended December 31, 2010 and 2009, and on a pro forma basis for the year ended December 31, 2010 and 2009, as if the Merix Acquisition had been completed on January 1, 2009, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2010	2009	2010	2009
Printed Circuit Boards	$763.9	$350.3	$805.8	$599.0
Assembly	177.3	141.7	177.3	141.7
Other	-	14.1	-	14.1
Eliminations	(11.9)	(9.7)	(11.9)	(9.7)
Total net sales	$929.3	$496.4	$971.2	$745.1

Printed Circuit Boards segment net sales, including intersegment sales, for the year ended December 31, 2010, increased by $413.6 million, or 118.1%, to $763.9 million.  Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, Printed Circuit Boards net sales, including intersegment sales, for the year ended December 31, 2010, increased by $206.8 million, or 34.5%.  The increase is a result of a greater than 28.0% increase in volume that affected all end-user markets, as well as price increases introduced during the third quarter of 2010.

Assembly segment net sales increased by $35.6 million, or 25.1%, to $177.3 million for the year ended December 31, 2010, compared with the same period in 2009.  The increase was primarily the result of increased demand, new customer and program wins in our telecommunications end-user market and improved demand in wind power and elevator controls related programs in our industrial & instrumentation end-user market.

Other sales for the year ended December 31, 2009, relate to the Milwaukee Facility, which for segment reporting purposes, are included in “Other” as a result of its closure in May 2009.

Cost of Goods Sold.  Cost of goods sold, exclusive of items shown separately in the consolidated statement of operations for the year ended December 31, 2010, was $718.7 million, or 77.3% of consolidated net sales.  This represents a 2.9 percentage point improvement from the 80.2% of consolidated net sales achieved during 2009.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be affected by trends in global commodities prices and currency exchange rates, as well as other cost trends that can influence wage rates, electricity and diesel fuel costs.  Economies of scale can help to offset any adverse trends in these costs.  With the successful implementation of our restructuring plans during 2009, our overhead costs and operating expenses were better aligned with sales demand.

Cost of goods sold in our Printed Circuit Boards segment for 2010, as compared to 2009, was positively impacted by i) higher sales volumes, ii) the positive effects of the restructuring activities completed during 2009 and iii) the receipt of a $2.3 million business interruption insurance settlement stemming from a 2007 fire that damaged a portion of our Guangzhou facility. Partially offsetting these factors, cost of goods sold was negatively impacted by i) increased costs of materials and labor, ii) increased warranty costs associated with an isolated quality issue and iii) a $0.9 million inventory adjustment to write-up the fair value of inventory acquired from Merix to equal its selling price less an estimated profit from the selling effort.

Cost of goods sold in our Assembly segment relates primarily to component materials costs.  As a result, trends in sales volume for the segment drive similar trends in cost of goods sold.  Cost of goods sold as a percent of sales during the year ended December 31, 2010, were positively impacted by higher selling levels and product mix.

Selling, General and Administrative Costs.   Selling, general and administrative costs increased $32.4 million, or 71.9%, to $77.5 million for the year ended December 31, 2010, compared to the same period in the prior year.  The increase relates primarily to $4.7 million of acquisition related costs, costs associated with new manufacturing, sales and administrative sites acquired with the Merix Acquisition and additional incentive compensation expense, including an incremental $1.9 million of non-cash stock compensation.  As a percent of sales, selling, general and administrative costs were 8.3% for the year ended December 31, 2010, as compared with 9.1% for the year ended December 31, 2009.  This improvement is primarily a result of the positive effect of the restructuring activities undertaken in 2009 and the realization of cost synergies from the Merix Acquisition, partially offset by the transaction costs associated with the Merix Acquisition.

Depreciation.   Depreciation expense for the year ended December 31, 2010, was $56.4 million, including $52.0 million related to our Printed Circuit Boards segment and $4.4 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment increased by $6.4 million compared with the same period in 2009 primarily as a result of depreciation on fixed assets acquired through the Merix Acquisition, partially offset by lower depreciation at legacy Viasystems facilities due to reduced investments in new equipment during 2009. Depreciation expense in our Assembly segment was substantially unchanged compared to the same period in 2009.

Restructuring and Impairment.   In connection with the integration of the Merix business, we identified potential annualized cost synergies of approximately $20.0 million; and during the year ended December 31, 2010, we initiated certain actions to realize these cost synergies. These actions included staff reductions and the consolidation of certain administrative offices.  For the year ended December 31, 2010, we recorded net restructuring charges of approximately $8.5 million, of which approximately $4.6 million was incurred in the Printed Circuit Boards segment related to achieving cost synergies with the integration of the Merix business, and approximately $3.9 million was incurred in the “Other” segment primarily related to the cancellation of a monitoring and oversight agreement in connection with the Recapitalization Agreement.  The charges incurred in the Printed Circuit Boards segment include $3.5 million related to personnel and severance and $1.1 million related to lease termination and other costs.  The charges incurred in the “Other” segment include $4.4 million related to contractual commitments and a reversal of $0.5 million related to personnel and severance costs.  We do not expect to incur significant additional restructuring charges related to achieving synergies from the Merix Acquisition.

The primary components of restructuring and impairment expense for the years ended December 31, 2010 and 2009, are as follows:

Restructuring Activity (dollars in millions)	2010	2009
Personnel and severance	$3.0	$0.6
Lease and other contractual commitment expenses	5.5	5.1
Asset impairments	-	0.9
Total expense, net	$8.5	$6.6

Operating Income.  Operating income of $66.5 million for the year ended December 31, 2010, represents an increase of $71.2 million compared with an operating loss of $4.7 million during the year ended December 31, 2009.  The primary sources of operating income (loss) for the years ended December 31, 2010 and 2009, are as follows:

Source (dollars in millions)	2010	2009
Printed Circuit Boards segment	$68.9	$3.3
Assembly segment	6.2	4.1
Other	(8.6)	(12.1)
Operating income (loss)	$66.5	$(4.7)

Operating income from our Printed Circuit Boards segment increased by $65.6 million to $68.9 million for the year ended December 31, 2010, compared with operating income of $3.3 million for the prior year.  The increase is primarily the result of increased sales volume and the positive effect of the restructuring activities undertaken in 2009, partially offset by increased selling, general and administrative expense and restructuring charges of $4.6 million related to the Merix Acquisition.

Operating income from our Assembly segment was $6.2 million for the year ended December 31, 2010, compared with operating income of $4.1 million for the same period in 2009.  The increase is primarily the result of changes in product mix.

Operating loss in the “Other” segment for the year ended December 31, 2010, relates to $3.9 million of net restructuring charges and $4.7 million of transaction costs related to the Merix Acquisition.  The “Other” operating loss for the year ended December 31, 2009, relates to our Milwaukee Facility which ceased operations in May 2009, as well as $4.0 million of transaction costs related to the Merix Acquisition.

Adjusted EBITDA.  We measure our performance primarily through our operating income.  In addition to our consolidated financial statements presented in accordance with U.S. GAAP, management uses certain non-U.S. GAAP financial measures, including “Adjusted EBITDA.”  Adjusted EBITDA is not a recognized financial measure under U.S. GAAP, and does not purport to be an alternative to operating income or an indicator of operating performance.  Adjusted EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flows or results of operations.  Our board of directors, lenders and management use Adjusted EBITDA primarily as an additional measure of performance for matters including executive compensation and competitor comparisons.  In addition, the use of this non-U.S. GAAP measure provides an indication of our ability to service debt, and we consider it an appropriate measure to use because of our highly leveraged position.

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

•     Stock Compensation - non-cash charges associated with recognizing the fair value of stock options and restricted stock awards granted to employees and directors.  We exclude these charges to more clearly reflect comparable year-over-year cash operating performance.

•     Costs Relating to the Merger - professional fees and other non-recurring costs and expenses related to the Merix Acquisition.  We exclude these costs and expenses because they are not representative of our customary operating expenses.

Reconciliations of operating income (loss) to Adjusted EBITDA for the years ended December 31, 2010 and 2009, were as follows:

	December 31,
Source (dollars in millions)	2010	2009
Operating (loss) income	$66.5	$(4.7)
Add-back:
Depreciation and amortization	58.1	51.4
Restructuring and impairment	8.5	6.6
Non-cash stock compensation expense	2.9	0.9
Costs related to the merger	5.6	4.0
	$141.6	$58.2

Adjusted EBITDA increased by $83.4 million, or 143.3%, primarily as a result of an 87.2% increase in net sales and a 2.9 percentage point improvement in cost of goods sold relative to consolidated net sales, partially offset by increased selling, general and administrative expense.

Interest Expense, net.  Interest expense, net of interest income, was $30.9 million and $34.4 million for the years ended December 31, 2010 and 2009, respectively.  Interest expense related to the $220 million of 12% Senior Secured Notes due 2015 (“the 2015 Notes”) is approximately $28.0 million in the year ended December 31, 2010, based on the $220 million principal, the 12.0% interest rate and the amortization of the $8.2 million original issue discount.  The $3.5 million decrease in interest expense for the year ended December 31, 2010, as compared with the prior year, is primarily a result of reduced interest expense associated with the Class A Preferred, which was exchanged for common stock during the first quarter of 2010, partially offset by $7.0 million of incremental interest cost associated with the 2015 Notes as compared with the now retired 2011 Notes and interest associated with indebtedness acquired as part of the Merix Acquisition.

Income Taxes.   Income tax expense of $16.1 million for the year ended December 31, 2010, compares with income tax expense of $7.8 million for the year ended December 31, 2009.  Our income tax provision relates primarily to income tax expense recognized in China and Hong Kong.  Because of the substantial net operating loss carryforwards previously existing in our U.S. and other tax jurisdictions, we have not recognized certain income tax benefits in those jurisdictions.

Year Ended December 31, 2009, Compared with Year Ended December 31, 2008

Net Sales.  Net sales for the year ended December 31, 2009, were $496.4 million, representing a $216.4 million, or 30.4%, decrease from net sales for the year ended December 31, 2008.

Net sales by end-user market for the years ended December 31, 2009 and 2008, were as follows:

End-User Market (dollars in millions)	2009	2008
Automotive	$191.0	$266.6
Industrial & Instrumentation	129.6	189.7
Telecommunications	128.8	184.2
Computer and Datacommunications	47.0	72.3
Total net sales	$496.4	$712.8

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

Net sales of products ultimately used in the industrial & instrumentation market decreased by approximately 31.7% during the year ended December 31, 2009, as compared with 2008, due to i) generally weaker demand from customers, ii) the loss of revenue from a fabricated metal products program that our customer began to source internally and iii) the closure of our Milwaukee Facility.

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

An approximate 34.9% decrease in net sales for the year ended December 31, 2009, compared with the year ended December 31, 2008, of our products for use in the computer and datacommunications markets is primarily the result of reduced global demand from our computer and data communication customers.

Net sales by business segment for the years ended December 31, 2009 and 2008, were as follows:

Segment (dollars in millions)	2009	2008
Printed Circuit Boards	$350.3	$489.8
Assembly (a)	141.7	196.6
Other (a)	14.1	46.0
Eliminations	(9.7)	(19.6)
Total net sales	$496.4	$712.8

(a) With the closure of the Milwaukee Facility in 2009, we reclassified the operating results of the Milwaukee Facility from Assembly to “Other.” Segment results for all periods presented have been reclassified for comparison purposes.

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

Like most electronic components, our Printed Circuit Boards segment product prices have historically declined in sequential periods as a result of competitive pressures and manufacturing cost efficiencies.  However, in September and October of 2008 we implemented limited PCB product price increases to compensate for unusually high increases in the costs of our commodity materials, including petroleum, copper and other precious metals that occurred during the first nine months of 2008.  As a result of the global economic recession, which resulted in declining commodity costs and pressure from our customers to reduce prices, during 2009 we reversed the price increases implemented in the fourth quarter of 2008.  As a result, changes in selling price did not significantly impact 2009 sales as compared with 2008.

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

The effects of changing currency rates added less than a half-percent to sales in 2009 compared with 2008, as approximately 13.7% of our Printed Circuit Boards segment sales are denominated in currencies other than the U.S. dollar.

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

Selling, General and Administrative Costs.  Selling, general and administrative costs were $45.1 million, or 9.1% of net sales for the year ended December 31, 2009, and decreased by $7.4 million compared with the year ended December 31, 2008.  This decline was the result of global headcount reductions in our sales and administrative organization during the fourth quarter of 2008, the closure of our Milwaukee Facility, lower compensation expense and the successful implementation of other cost savings initiatives, including temporary wage freezes and travel restrictions.  Professional fees and other costs of $4.0 million were incurred during the year in connection with the Merix Acquisition.  Approximately one-half of our total selling, general and administrative costs are incurred to support our global operations and are not specific to any segment.  These common costs are allocated to our Printed Circuit Boards segment and Assembly segment based on a number of factors, including sales, however; costs associated with effecting the Merix Acquisition are reported as “Other” for segment reporting.

Depreciation.  Depreciation expense for the year ended December 31, 2009, was approximately $50.2 million, including approximately $45.6 million related to our Printed Circuit Boards segment, and approximately $4.6 million related to our Assembly segment.  Depreciation expense in our Printed Circuit Boards segment and Assembly segment decreased by approximately $0.7 million and $0.4 million, respectively, compared to the year ended December 31, 2008, as a result of reduced capital spending in 2009.  Depreciation expense related to our Milwaukee Facility, which closed during 2009, was approximately $2.0 million for the year ended December 31, 2008, and is included in “Other” for segment reporting.

Restructuring and Impairment.   In light of the global economic downturn which began towards the end of 2008, and as part of our ongoing efforts to align capacity, overhead costs and operating expenses with market demand, we initiated restructuring activities (the “2008 Restructuring”) during the fourth quarter of 2008 which were completed during 2009.  These activities included the shutdown of the Milwaukee Facility, as well as workforce reductions across our global operations.

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

The gross charges related to the 2008 Restructuring were substantially related to the closure of the Milwaukee Facility.  Restructuring accrual reversals related to the 2008 Restructuring included i) $1.7 million in the Printed Circuit Boards segment as a result of higher than anticipated employee attrition, which reduced the amount of severance costs related to involuntary headcount reductions anticipated in our 2008 Restructuring plan, ii) $0.7 million of gains realized from the disposal of assets in connection with the shutdown of the Milwaukee Facility, and iii) $0.1 million related to the early termination of a long-term lease obligation related to the Milwaukee Facility.  With respect to the 2001 Restructuring, during the year ended December 31, 2009, we recorded $0.6 million of non-cash restructuring charges which was offset by a $0.6 million gain recorded upon the early termination of a long-term lease obligation.

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

(a)  With the closure of the Milwaukee Facility in 2009, we reclassified the operating results of the Milwaukee Facility from Assembly to “Other.” Segment results for all periods presented have been reclassified for comparison purposes.

Operating income of our Printed Circuit Boards segment decreased by $20.5 million to $3.3 million for the year ended December 31, 2009, compared with $23.8 million for the year ended December 31, 2008.  The decrease is primarily the result of a 28.5% decline in revenues, partially offset by reduced restructuring costs and selling, general and administrative expense.

Operating income of our Assembly segment decreased by $4.7 million to $4.1 million for the year ended December 31, 2009, compared with operating income of $8.8 million in 2008.  The decrease is primarily the result of declining sales volumes, partially offset by reduced selling, general and administrative expense.

The operating loss of $12.1 million in “Other” for the year ended December 31, 2009, relates to our closed Printed Circuit Board and Assembly operations; and also includes approximately $4.0 million of professional fees and other costs associated with the Merix Acquisition and related transactions.

Adjusted EBITDA.  Reconciliations of operating (loss) income to Adjusted EBITDA for the years ended December 31, 2009 and 2008, were as follows:

	December 31,
Source (dollars in millions)	2009	2008
Operating (loss) income	$(4.7)	$22.4
Add-back:
Depreciation and amortization	51.4	54.5
Restructuring and impairment	6.6	15.1
Non-cash stock compensation expense	0.9	0.6
Costs related to the merger	4.0	-
Adjusted EBITDA	$58.2	$92.6

Adjusted EBITDA decreased by $34.4 million, or 37.1%, primarily as a result of an approximate 30.4% decrease in net sales and a 0.5 percentage point increase in cost of goods sold relative to consolidated net sales, partially offset by reductions in selling, general and administrative expense.

Interest Expense, net.  Interest expense, net of interest income, for the year ended December 31, 2009, was $34.4 million, compared with $31.6 million for the year ended December 31, 2008.

Interest expense related to the Class A Junior preferred stock was approximately $10.7 million and $9.8 million for the years ended December 31, 2009 and 2008, respectively.  Interest expense related to the $200.0 million 10.5% Senior Subordinated Notes due 2011 (the “2011 Notes”) declined by $1.0 million to approximately $20.0 million for the year ended December 31, 2009, as compared to $21.0 million in 2008 as a result of the redemption of $94.1 million par value of the 2011 Notes in November 2009.  Interest expense related to the $220 million of 12.0% Senior Secured Notes due 2015 which we issued in November 2009 was approximately $2.9 million.  For the year ended December 31, 2009, interest expense under our 2006 credit agreement, which we extinguished in September 2009, declined by $0.7 million to $0.6 million as compared to 2008 due to lower average borrowings.  Interest expense on capital leases declined by approximately $0.2 million to approximately $0.4 million during the year ended December 31, 2009, as compared with the prior year.

Interest income decreased $0.9 million to $0.5 million for the year ended December 31, 2009, as compared with the year ended December 31, 2008, as interest rates earned on cash deposits declined year over year.

Income Taxes.  Income tax expense of $7.8 million for the year ended December 31, 2009, compares with an income tax expense of $4.9 million for the year ended December 31, 2008.

Our income tax provision in both 2009 and 2008 relates primarily to expense from our profitable operations in Asia.  Because of the substantial net operating loss carry forwards existing in our U.S. and other tax jurisdictions, we have not fully recognized income tax benefits related to our substantial interest expense, among other expenses.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities was $74.9 million, $47.6 million and $53.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.  The increased level of net cash from operating activities in 2010 as compared with 2009 is primarily due to an improvement in net income, partially offset by investments in working capital in order to support higher sales levels, cash payments to achieve synergies in connection with the Merix Acquisition, and cash payments for the termination of a monitoring and oversight agreement effected in connection with the Recapitalization.  The reduced level of net cash from operating activities in 2009 as compared with 2008 is primarily due to reduced income from operations and cash payments of approximately $14.1 million for severance and other restructuring costs, partially offset by positive changes in working capital.

Net cash used in investing activities was $68.8 million, $17.6 million and $48.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The increase in the level of net cash used in investing activities in 2010 as compared with 2009 relates primarily to cash consideration of $35.3 million paid in the Merix Acquisition and increased capital expenditures, partially offset by cash acquired in the Merix Acquisition of $13.7 million and cash proceeds of $9.7 million from the sale of a vacant manufacturing facility in Hong Kong, China that was acquired in the Merix Acquisition.  The decrease in the level of net cash used in investing activities in 2009 as compared with 2008 was due to significantly lower capital expenditures and proceeds from the sale of equipment related to the closure of our Milwaukee Facility.

Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions and product quality standards.  The spending required to meet our customer’s requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities.  Investing cash flows include capital expenditures by our Printed Circuit Boards segment of $54.4 million, $17.5 million and $42.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Recovering sales growth in our Printed Circuit Boards segment and advances in technological requirements to meet customer needs were the primary drivers of the growth of our investments in property and equipment in that segment.  Capital expenditures related to our Assembly segment for the years ended December 31, 2010, 2009 and 2008 were $1.6 million, $2.2 million and $2.8 million, respectively.  While we are prepared to make appropriate investments in facilities to meet growing demand, including the $100 million multi-year capacity expansion plans for our PCB products we announced in September 2010, given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions.

Net cash used in financing activities was $11.6 million for the year ended December 31, 2010, which related to $5.2 million of net repayments of credit facilities, $2.3 million of financing fees on our Senior Secured 2010 Credit Facility, a $0.8 million distribution to our noncontrolling interest holder, the repurchase of $0.5 million of our Senior Subordinated Convertible Notes due 2013 and $2.6 million of repayments of capital lease obligations. The repayment of the 2011 Notes in January 2010 was funded by restricted cash held in escrow since the issuance of the 2015 Notes in late 2009.  Net cash used in financing activities was $4.1 million for the year ended December 31, 2009, which related to the issuance of the 2015 Notes, including an original issue discount of approximately $8.2 million, the redemption of $94.1 million of par value of our 2011 Notes, including a tender premium and other related costs of $0.9 million, the repayment of $15.5 million term loan balance under our 2006 credit agreement, $10.0 million of borrowings on our $30.2 million Guangzhou 2009 Credit Facility, and a $2.1 million payment related to a capital lease obligation.  During the period we also incurred financing costs of approximately $7.4 million, which primarily related to the issuance of the 2015 Notes and the Guangzhou 2009 Credit Facility.  Net cash provided by financing activities of $13.6 million for the year ended December 31, 2008, related to net borrowings under the term loan facility of the 2006 credit agreement of $15.5 million, offset by the payment of capital lease obligations of $1.9 million.

Financing Arrangements

At the beginning of 2010, we successfully recapitalized our company by exchanging our Class A Preferred, which was classified as debt, and Class B Preferred, which was classified as temporary equity, into common stock, which eliminated approximately $120.2 million of debt associated with the Class A Preferred and resulted in an increase of paid-in-capital of $354.1 million.  Also, as more fully described below, we redeemed the remaining $105.9 million of the 2011 Notes, entered into a new $75.0 million senior secured credit facility, entered into a new $30.2 million China based revolving credit facility while allowing a similar facility to expire, and assumed certain indebtedness as part of the Merix Acquisition.  The indebtedness acquired in the Merix Acquisition included $1.4 million of senior subordinated convertible notes, $5.2 million of credit facility debt and $0.4 million of capital lease obligations.

Senior Secured Notes due 2015

Our 2015 Notes were issued at an original issue discount (“OID”) of 96.269%.  The OID was recorded on our balance sheet as a reduction of the liability for the 2015 Notes, and is being amortized to interest expense over the life of the notes.  As of December 31, 2010, the unamortized OID was $6.4 million.  The 2015 Notes bear interest at 12% per annum, payable semi-annually on January 15 and July 15 of each year.

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
•   enter into certain transactions with affiliates; and
•   merge or consolidate with any other entity or sell, assign, transfer, lease, convey or otherwise dispose ofassets.

Under the Senior Secured 2010 Credit Facility, if the Excess Availability (as defined in the Senior Secured 2010 Credit Facility) is less than $15 million, we must maintain, on a monthly basis, a minimum fixed charge coverage ratio of 1.1 to one.

We incurred $2.3 million, including $2.2 million incurred during the year ended December 31, 2010, of deferred financing fees related to the Senior Secured 2010 Credit Facility which have been capitalized and are being amortized over the life of the facility.  As of December 31, 2010, the Senior Secured 2010 Credit Facility supported letters of credit totaling $0.3 million, and approximately $46.7 million was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

In March 2010, our Kalex Multi-Layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary consummated a 200 million Chinese Renminbi (“RMB”) (approximately $30.2 million U.S. dollars based on the exchange rate as of December 31, 2010) revolving credit facility (the “Zhongshan 2010 Credit Facility”) with China Construction Bank, Zhongshan Branch.  The Zhongshan 2010 Credit Facility provides for borrowings denominated in Chinese RMB and foreign currencies, including the U.S. dollar.  Borrowings are guaranteed by KMLCB’s sole Hong Kong parent company, Kalex Circuit Board (China) Limited.  This revolving credit facility is renewable annually upon mutual agreement.  Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or ii) the interest rate quoted by the Peoples Bank of China for Chinese RMB denominated loans.  The Zhongshan 2010 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  As of December 31, 2010, $10.0 million in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a weighted average interest rate of 3.91%, and approximately $20.2 million of the revolving credit facility was unused and available.

Huiyang 2009 Credit Facility

In connection with the Merix Acquisition, we assumed a $5.2 million debt obligation under a credit facility (the “Huiyang 2009 Credit Facility”) between our Merix Printed Circuits Technology Limited subsidiary and Industrial and Commercial Bank of China, Limited (“ICBC”).  The Huiyang 2009 Credit Facility provides for borrowings denominated in Chinese RMB and foreign currencies, including the U.S. dollar.  Borrowings are secured by a mortgage lien on the building and land lease at our manufacturing facility in Huiyang, China.  This revolving credit facility is renewable annually.  Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated before each U.S. dollar denominated loan, ii) an annual fixed rate negotiated before each U.S. dollar denominated loan or iii) an interest rate based on the base lending rate published by ICBC.  The Huiyang 2009 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  As of December 31, 2010, the Huiyang 2009 Credit Facility had been repaid and approximately $5.2 million of the facility was unused and available.

Senior Subordinated Convertible Notes due 2013

In connection with the Merix Acquisition, we assumed $1.4 million of 4.0% convertible senior subordinated notes with a maturity date of May 15, 2013 (the “2013 Notes”).  Interest is payable semiannually in arrears on May 15 and November 15 of each year.  Pursuant to the terms of the indenture governing the 2013 Notes and the merger agreement governing the Merix Acquisition, the 2013 Notes are convertible at the option of the holder into shares of our common stock at a ratio of 7.367 shares per one thousand dollars of principal amount, subject to certain adjustments.  This is equivalent to a conversion price of $135.74 per share.  The 2013 Notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior debt.  On April 15, 2010, we redeemed $0.5 million aggregate principal amount of the 2013 Notes pursuant to a tender offer, leaving $0.9 million aggregate principal amount of the 2013 Notes outstanding.

Capital Leases

In connection with the Merix Acquisition, in February 2010 we assumed $0.4 million of obligations under capital leases.  The assets under capital lease include transportation and other equipment and were recorded at their fair value of $0.4 million upon acquisition.

Guangzhou 2009 Credit Facility

In June 2010, we repaid the outstanding $10.0 million U.S. dollar denominated loan under a 200 million Chinese RMB (approximately $30.2 million U.S. dollars based on the exchange rate at December 31, 2010) revolving credit facility with China Construction Bank, Guangzhou Economic and Technical Development District Branch, and elected not to pursue renewal of the credit facility upon its June 30, 2010, expiration date.

Senior Subordinated Notes due 2011

In January 2010, we redeemed the remaining $105.9 million of our 10.5% Senior Subordinated Notes due 2011.  In connection with the redemption, we incurred a $0.7 million loss on the early extinguishment of the debt.  Restricted cash of $105.7 million, which was held in escrow as of December 31, 2009, was used to fund the redemption.

Liquidity

We had cash and cash equivalents at December 31, 2010, 2009 and 2008, of $103.6 million, $109.0 million and $83.1 million, respectively. At December 31, 2010, we had outstanding borrowings and letters of credit of $10.0 million and $0.3 million, respectively, under various credit facilities; and approximately $72.1 million of the credit facilities were unused and available.

We believe that cash flow from operations, available cash on hand and cash available under existing credit facilities will be sufficient to fund our capital expenditures, debt service costs, and other currently anticipated cash needs for the next twelve months.  Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control.  We cannot be assured that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under our credit facilities or that we will be able to raise third party financing in an amount sufficient to enable us to pay our indebtedness at maturity or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined under Securities and Exchange Commission rules.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2010, was approximately $216.1 million, which includes $169.4 million and $46.7 million from our Printed Circuit Boards and Assembly segments, respectively. This compares with our backlog of unfilled orders of $97.8 million at December 31, 2009, which included $74.7 million and $23.1 million from our Printed Circuit Boards and Assembly Segments, respectively.  The increased backlog at December 31, 2010, as compared with backlog at December 31, 2009, reflects backlog associated with the manufacturing facilities acquired in the Merix Acquisition as well as strong year-over-year recovery from the global economic recession which began during 2008.  Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

Related Party Transactions

Noncontrolling Interest Holder

We lease manufacturing facilities in Huiyang and Huizhou, China and purchase consulting and other services from our noncontrolling interest holder.  During 2010, we paid our noncontrolling interest holder approximately $1.1 million related to rental and service fees, and $0.1 million was payable to our noncontrolling interest holder as of December 31, 2010, related to service fees.  In addition, in August 2010, we made a distribution of $783 to the noncontrolling interest holder.

Monitoring and Oversight Agreement

Effective as of January 31, 2003, we entered into a monitoring and oversight agreement with Hicks, Muse & Co. Partners L.P. (“HM Co.”), an affiliate of HMTF.  On February 11, 2010, under the terms and conditions of the Recapitalization Agreement, the monitoring and oversight agreement was terminated in consideration for the payment of a cash termination fee of approximately $4.4 million.  The consolidated statements of operations include expense related to the monitoring and oversight agreement of approximately $4.4 million, $1.2 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.  We made cash payments of approximately $5.6 million, $1.5 million and $1.5 million to HM Co. related to these expenses during the years ended December 31, 2010, 2009 and 2008, respectively.

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

Revenue Recognition

We recognize revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured. Sales and related costs of goods sold are included in income when goods are shipped to the customer in accordance with the delivery terms and the above criteria are satisfied.  All services are performed prior to invoicing customers for any products manufactured by us.  We monitor and track product returns, which have historically been within our expectations and the provisions established. Reserves for product returns are recorded based on historical trend rates at the time of sale.  Despite our efforts to improve our quality and service to customers, we cannot guarantee that we will continue to experience the same or better return rates than we have in the past.  Any significant increase in returns could have a material negative impact on our operating results.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable balances represent customer trade receivables generated from our operations.  We evaluate collectability of accounts receivable based on a specific case-by-case analysis of larger accounts; and based on an overall analysis of historical experience, past due status of the entire accounts receivable balance and the current economic environment.  Based on this evaluation, we make adjustments to the allowance for doubtful accounts for expected losses.  We also perform credit evaluations and adjust credit limits based upon each customer’s payment history and creditworthiness.  While credit losses have historically been within our expectations and the provisions established, actual bad debt write-offs may differ from our estimates, resulting in higher or lower charges in the future for our allowance for doubtful accounts.

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

Long-Lived Assets, Excluding Goodwill

We review the carrying amounts of property, plant and equipment, definite-lived intangible assets and other long-lived assets for potential impairment if an event occurs or circumstances change that indicate the carrying amount may not be recoverable. In evaluating the recoverability of a long-lived asset, we compare the carrying value of the assets with corresponding estimated undiscounted future operating cash flows. In the event the carrying value of long-lived assets are not recoverable by future undiscounted operating cash flows, impairment may exist. In the event of impairment, an impairment charge would be measured as the amount by which the carrying value of the relevant long-lived assets exceeds their fair value.  No adjustments were recorded to the balance of fixed assets during 2010 as a result of an impairment.  Note 8 to the consolidated financial statements discloses the impact of charges taken to recognize the impairment of fixed assets during 2009 and 2008 and the factors which led to these impairments.

Goodwill

We conduct an assessment of the carrying value of goodwill annually, as of the first day of our fourth fiscal quarter, or more frequently if circumstance arise which would indicate the fair value of a reporting unit is below its carrying amount. This test requires us to make certain assumptions and estimates in determining fair value of our reporting units. At December 31, 2010, our goodwill balance relates entirely to our Printed Circuit Boards segment. We used multiple methods to estimate the fair value of our reporting units, including discounted cash flow analyses and an EBITDA-multiple approach, which derives an implied fair value of a business unit based on the market value of comparable companies expressed as a multiple of those companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”). Discounted cash flow analyses require us to make significant assumptions about discount rates, sales growth, profitability and other factors. The EBITDA-multiple approach requires us to judgmentally select comparable companies based on factors such as their nature, scope and size.  While significant judgment is required, we believe that our assumptions and estimates are reasonable.  However, should our assumptions change in the future, our fair value models could result in lower fair values, which could materially affect the value of goodwill and our operating results.  No adjustments were recorded to the balance of goodwill as a result of these assessments.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe will more likely than not be realized.  We have considered future taxable income and ongoing prudent, feasible tax planning strategies in assessing the need for the valuation allowance, but in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to income in the period such determination was made.  Similarly, should we determine that we would be able to realize our deferred tax assets in the future in excess of the net deferred tax assets recorded, an adjustment to the net deferred tax asset would increase income in the period such determination was made.

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

The foreign exchange forward contracts are designated as cash flow hedges and are accounted for at fair value.  We record deferred gains and losses related to cash flow hedges based on their fair value using a market approach and Level 2 inputs.  The effective portion of the change in each cash flow hedge’s gain or loss is reported as a component of other comprehensive income, net of taxes.  The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each measurement date.  Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income (loss) to current period earnings in the line item in which the hedged item is recorded at the time the contracts are settled.  Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results of operations.  At December 31, 2010, we have foreign exchange contracts outstanding that hedge a notional amount of 590 million RMB at an average exchange rate of 6.543 with a weighted average remaining maturity of 5.5 months.

Accounting for Acquisitions

The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their estimated fair value as of that date.  Extensive use of estimates and judgments are required to allocate the consideration paid in a business combination to the assets acquired and liabilities assumed.  If necessary, these estimates can be revised during an allocation period when information becomes available to further define and quantify the value of assets acquired and liabilities assumed.  The allocation period does not exceed a period of one year from the date of acquisition.  To the extent additional information to refine the original allocation becomes available during the allocation period, the purchase price allocation would be adjusted accordingly. Should information become available after the allocation period, the effects would be reflected in operating results.

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

Contractual Obligations

The following table provides a summary of future payments due under contractual obligations and commitments as of December 31, 2010:

	Payments due by period
	Less than	1-3	3-5	More than
Contractual Obligations (dollars in millions)	1 year	years	years	5 years	Total
2015 Notes	$-	$-	$220.0	$-	$220.0
Interest on 2015 Notes	26.4	52.8	39.6	-	118.8
2013 Notes	-	0.9	-	-	0.9
Interest on 2013 Notes	-	0.1	-	-	0.1
Capital lease payments	0.4	0.2	0.2	0.6	1.4
Operating leases	4.2	3.4	2.1	6.1	15.8
Restructuring payments	0.8	0.4	0.2	1.0	2.4
Management fees	0.8	1.1	0.7	12.4	15.0
Deferred compensation	0.2	0.2	0.2	1.5	2.1
Purchase orders	58.7	-	-	-	58.7
Total (a)	$91.5	$59.1	$263.0	$21.6	$435.2

(a)
The liability for unrecognized tax benefits of $27.0 million included in other non-current liabilities at December 31, 2010, has been excluded from the above table as we cannot make a reasonably reliable estimate of the timing of future payments.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2010, we had $10.0 million of outstanding short-term borrowings with variable interest rates, and we may have additional variable rate debt in the future. Accordingly, our earnings and cash flows could be affected by changes in interest rates in the future.  Based on the December 31, 2010, LIBOR rate, we do not believe a 10% movement in LIBOR would have a material effect on our financial condition, operating results or cash flows.

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries.  Our operations may, therefore, be subject to volatility because of currency fluctuations.  Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors.  From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  We do not engage in hedging transactions for speculative investment reasons.  Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations.  There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.  At December 31, 2010, there were foreign currency hedge instruments outstanding with a nominal value of approximately 590.0 million Chinese RMB related to our operations in Asia.

Based on December 31, 2010 exchange rates and our operating expenses for the year ended December 31, 2010, an increase or decrease in foreign exchange rates of 10% (ignoring the effects of hedging) would result in an increase or decrease, respectively, in our annual operating expenses of approximately $34.3 million.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Viasystems Group, Inc.

We have audited the accompanying consolidated balance sheets of Viasystems Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viasystems Group, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Viasystems Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 9, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 9, 2011

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$103,599	$108,993
Restricted cash	-	105,734
Accounts receivable, net	169,247	89,512
Inventories	94,877	49,197
Deferred taxes	1,956	3,115
Prepaid expenses and other	20,984	8,273
Total current assets	390,663	364,824
Property, plant and equipment, net	273,113	199,044
Goodwill	97,589	79,485
Intangible assets, net	9,094	4,676
Deferred financing costs, net	7,607	7,986
Other assets	2,507	1,223
Total assets	$780,573	$657,238

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt	$10,258	$118,207
Accounts payable	162,322	90,661
Accrued and other liabilities	79,188	38,751
Income taxes payable	4,610	3,597
Total current liabilities	256,378	251,216
Long-term debt, less current maturities	215,139	212,673
Mandatory redeemable Class A Junior preferred stock	-	118,836
Other non-current liabilities	51,951	34,226
Total liabilities	523,468	616,951

Redeemable Class B Senior Convertible preferred stock	-	98,327

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized; 20,238,085 and 2,415,266 shares issued and outstanding	202	24
Paid-in capital	2,376,197	1,944,413
Accumulated deficit	(2,131,255)	(2,010,069)
Accumulated other comprehensive income	7,696	7,592
Total Viasystems stockholders’ equity (deficit)	252,840	(58,040)
Noncontrolling interest	4,265	-
Total stockholders’ equity (deficit)	257,105	(58,040)
Total liabilities and stockholders’ equity (deficit)	$780,573	$657,238

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Net sales	$929,250	$496,447	$712,830
Operating expenses:
Cost of goods sold, exclusive of items shown separately below	718,710	398,144	568,356
Selling, general and administrative	77,458	45,073	52,475
Depreciation	56,372	50,161	53,285
Amortization	1,710	1,191	1,243
Restructuring and impairment	8,518	6,626	15,069
Operating income (loss)	66,482	(4,748)	22,402
Other expense:
Interest expense, net	30,871	34,399	31,585
Amortization of deferred financing costs	1,994	1,954	2,063
Loss on early extinguishment of debt	706	2,357	-
Other, net	1,233	3,502	(711)
Income (loss) before income taxes	31,678	(46,960)	(10,535)
Income taxes	16,082	7,757	4,938
Net income (loss)	$15,596	$(54,717)	$(15,473)

Less:
Net income attributable to noncontrolling interest	$2,044	$-	$-
Accretion of Redeemable Class B Senior Convertible preferred stock	1,053	8,515	7,829
Conversion of Mandatory Redeemable Class A Junior preferred stock	29,717	-	-
Conversion of Redeemable Class B Senior Convertible preferred stock	105,021	-	-
Net loss attributable to common stockholders	$(122,239)	$(63,232)	$(23,302)

Basic and diluted loss per share	$(6.81)	$(26.18)	$(9.65)

Basic and diluted weighted average shares outstanding	17,953,233	2,415,266	2,415,266

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Common Stock Shares	Common Stock at Par	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
Balance at December 31, 2007	2,415,266	$24	$1,959,194	$(1,939,879)	$6,802	$-	$26,141
Comprehensive income (loss):
Net loss	-	-	-	(15,473)	-	-	(15,473)
Change in fair value of derivatives, net of taxes of $0	-	-	-	-	(2,872)	-	(2,872)
Total comprehensive loss							(18,345)
Accretion of Class B Senior Convertible preferred stock	-	-	(7,829)	-	-	-	(7,829)
Stock compensation expense	-	-	615	-	-	-	615
Balance at December 31, 2008	2,415,266	24	1,951,980	(1,955,352)	3,930	-	582

Comprehensive income (loss):
Net loss	-	-	-	(54,717)	-	-	(54,717)
Change in fair value of derivatives, net of taxes of $0	-	-	-	-	2,195	-	2,195
Foreign currency translation, net of taxes of $0	-	-	-	-	1,467	-	1,467
Total comprehensive loss							(51,055)
Accretion of Class B Senior Convertible preferred stock	-	-	(8,515)	-	-	-	(8,515)
Stock compensation expense	-	-	948	-	-	-	948
Balance at December 31, 2009	2,415,266	24	1,944,413	(2,010,069)	7,592	-	(58,040)

Comprehensive income:
Net income	-	-	-	13,552	-	2,044	15,596
Change in fair value of derivatives, net of taxes of $0	-	-	-	-	347	-	347
Foreign currency translation, net of taxes of $0	-	-	-	-	(243)	-	(243)
Total comprehensive income							15,700
Accretion of Class B Senior Convertible preferred stock	-	-	(1,053)	-	-	-	(1,053)
Common Stock issued in exchange for Class B Senior Convertible preferred stock	6,028,258	60	204,340	(105,021)	-	-	99,379
Common Stock issued in exchange for Class A Junior preferred stock	7,658,187	77	149,791	(29,717)	-	-	120,151
Common Stock issued in connection with the Merix Acquisition	3,877,304	39	75,838	-	-	3,004	78,881
Issuance of restricted stock awards	264,788	2	(2)	-	-	-	-
Forfeiture of restricted stock awards	(5,718)	-	-	-	-	-	-
Distribution to noncontrolling interest holder	-	-	-	-	-	(783)	(783)
Stock compensation expense	-	-	2,870	-	-	-	2,870
Balance at December 31, 2010	20,238,085	$202	$2,376,197	$(2,131,255)	$7,696	$4,265	$257,105

Accumulated other comprehensive income at December 31, 2010, 2009 and 2008 includes the following:

	2010	2009	2008
Foreign currency translation	$7,676	$7,919	$6,452
Unrecognized gain (loss) on derivatives	20	(327)	(2,522)
	$7,696	$7,592	$3,930

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$15,596	$(54,717)	$(15,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,082	51,352	54,528
Non-cash stock compensation expense	2,870	948	615
Amortization of deferred financing costs	1,994	1,954	2,063
Amortization of original issue discount	1,596	164	-
Deferred income taxes	1,469	(3,469)	(2,822)
Loss (gain) on disposition of assets, net	939	(483)	671
Accretion of Class A Junior preferred stock dividends	871	7,270	6,880
Loss on early extinguishment of debt	706	2,357	-
Amortization of preferred stock discount	444	3,470	2,890
Non-cash impact of exchange rates	(54)	2,035	(631)
Impairment of assets	-	1,592	5,558
Change in assets and liabilities:
Accounts receivable	(29,319)	7,052	38,762
Inventories	(22,437)	21,222	10,639
Prepaid expenses and other	(4,646)	3,578	(1,456)
Accounts payable	29,310	15,993	(38,097)
Accrued and other liabilities	16,506	(9,113)	(13,096)
Income taxes payable	1,013	(3,627)	2,707
Net cash provided by operating activities	74,940	47,578	53,738

Cash flows from investing activities:
Capital expenditures	(57,010)	(21,925)	(48,925)
Acquisition of Merix	(35,326)	-	-
Cash acquired in acquisition of Merix	13,667	-	-
Proceeds from disposals of property	9,893	4,352	663
Net cash used in investing activities	(68,776)	(17,573)	(48,262)

Cash flows from financing activities:
Repayment of 10.5% Senior Subordinated Notes	(105,904)	(95,065)	-
Change in restricted cash	105,734	(105,734)	-
Proceeds from borrowings under credit facilities	10,000	10,000	20,000
Repayments of borrowings under credit facilities	(15,200)	(15,500)	(4,500)
Distribution of noncontrolling interest	(783)	-	-
Repayment of 2013 Notes	(515)	-	-
Repayment of capital lease obligations	(2,597)	(2,119)	(1,925)
Financing and other fees	(2,293)	(7,439)	-
Proceeds from issuance of 12% Senior Secured Notes	-	211,792	-
Net cash (used in) provided by financing activities	(11,558)	(4,065)	13,575

Net change in cash and cash equivalents	(5,394)	25,940	19,051
Cash and cash equivalents, beginning of year	108,993	83,053	64,002
Cash and cash equivalents, end of year	$103,599	$108,993	$83,053

Supplemental cash flow information:
Interest paid	$23,758	$25,326	$22,152
Income taxes paid, net	$13,210	$10,223	$6,400

Supplemental disclosure of noncash transactions:
Fair value of common shares issued in acquisition of Merix	$75,877	$-	$-
Fair value of common shares issued in exchange for Mandatory Redeemable Class A Junior preferred stock	$149,868	$-	$-
Fair value of common shares issued in exchange for Redeemable Class B Senior Convertible preferred stock	$117,970	$-	$-

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.  Summary of Significant Accounting Policies

Viasystems Group, Inc., a Delaware corporation (“Group”), was formed on August 28, 1996. Group is a holding company and its only significant asset is stock of its wholly owned subsidiary, Viasystems, Inc.  On April 10, 1997, Group contributed to Viasystems, Inc. all of the capital of its then existing subsidiaries.  Prior to the contribution of capital by Group, Viasystems, Inc. had no operations of its own. Group relies on distributions from Viasystems, Inc. for cash.  Moreover, the Senior Secured 2010 Credit Facility (see Note 10) and the indentures governing Viasystems, Inc.’s 2015 Notes each contain restrictions on Viasystems, Inc.’s ability to pay dividends to Group. Group, together with Viasystems, Inc. and its subsidiaries, is herein referred to as “the Company.”

Nature of Business

The Company is a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions.  The Company’s products are used in a wide range of applications, including automotive engine control modules, data networking equipment, telecommunications switching equipment, complex medical and technical instruments, and flight control systems.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Group and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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
•      fair value of assets acquired and liabilities assumed in acquisitions;
•      useful lives of property, plant, equipment and intangible assets;
•      long-lived and intangible asset impairments;
•      restructuring charges;
•      warranty and product returns allowances;
•      deferred compensation agreements;
•      tax related items;
•      contingencies; and
•      fair value of options granted under our stock-based compensation plan.

Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which the revision is made.  The Company does not consider as material any revisions made to estimates or assumptions during the periods presented in the accompanying consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

The Company considers short-term highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash of $105,734 at December 31, 2009, was held in escrow for the redemption of the Company’s outstanding Senior Secured Notes due 2011, which occurred on January 15, 2010 (see Note 10).

Accounts Receivable and Concentration of Credit Risk

Accounts receivable balances represent customer trade receivables generated from the Company’s operations.  To reduce the potential for credit risk, the Company evaluates the collectability of customer balances based on a combination of factors but does not generally require significant collateral.  The Company regularly analyzes significant customer balances, and when it becomes evident a specific customer will be unable to meet its financial obligations to the Company for reasons including, but not limited to, bankruptcy filings or deterioration in the customer’s operating results or financial position, a specific allowance for doubtful accounts is recorded to reduce the related receivable to the amount that is believed reasonably collectible.  The Company also records an allowance for doubtful accounts for all other customers based on a variety of factors, including the length of time the receivables are past due, historical experience and current economic conditions.  If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted.

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

Impairment of Long-Lived Assets

The Company reviews intangible assets with a finite life and other long-lived assets for impairment if facts and circumstances exist that indicate that the asset’s useful life is shorter than previously estimated or the carrying amount may not be recoverable from future operations based on undiscounted expected future cash flows.  Impairment losses are recognized in operating results for the amount by which the carrying value of the asset exceeds its fair value.  In addition, the remaining useful life of an impaired asset group would be reassessed and revised, if necessary.

Goodwill

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of identifiable net tangible and intangible assets acquired.  Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually or if a triggering event were to occur in an interim period.

Intangible Assets

Intangible assets consist primarily of identifiable intangibles acquired. Amortization of identifiable intangible assets acquired is computed using systematic methods over the estimated useful lives of the related assets as follows:

	Life	Method
Patents, trademarks and trade names	2-5 years	Straight-line
Customer lists	12 years	Straight-line
Manufacturer sales representative network	12 years	Straight-line
Developed technologies	15 years	Double-declining balance

Impairment testing of these assets would occur if and when an indicator of impairment is identified.

Deferred Financing Costs

Deferred financing costs, consisting of fees and other expenses associated with debt financing, are amortized over the term of the related debt using the straight-line method, which approximates the effective interest method.

Product Warranties

Provisions for estimated expenses related to product warranties are generally made at the time products are sold.  These estimates are established using historical information on the nature, frequency and average cost of warranty claims.

Amounts accrued for warranty reserves are included in accrued and other liabilities (see Note 9).  The following table summarizes changes in the reserve for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
Balance, beginning of year	$3,962	$3,342
Provision	12,974	6,220
Acquired from Merix	1,181	-
Claims and adjustments	(6,010)	(5,600)
Balance, end of year	$12,107	$3,962

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

Derivative Financial Instruments

From time to time, the Company enters into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations.  However, there can be no assurance that these activities will eliminate or reduce foreign currency risk.  The foreign exchange forward contracts are designated as cash flow hedges and are accounted for at fair value.  The effective portion of the change in each cash flow hedge’s gain or loss is reported as a component of other comprehensive income (loss), net of taxes.  The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each measurement date.  Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income (loss) to current period earnings in the line item in which the hedged item is recorded at the time the contracts are settled (see Note 14).

Foreign Currency Translation and Remeasurement

All the Company’s foreign subsidiaries use the U.S. dollar as their functional currency.  The Company recorded net translation adjustments of $(243) and $1,467 for the years ended December 31, 2010 and 2009, respectively, as a result of the reversal of cumulative translation adjustments required in connection with the liquidation of certain foreign investments.  There was no translation adjustment recorded for the year ended December 31, 2008.

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

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach (see Note 14).  When applicable, all such contracts covered by master netting agreements are reported net, with gross positive fair values netted with gross negative fair values by counterparty.  As quoted prices in active markets are not available for identical contracts, Level 2 inputs are used to determine fair value.  These inputs include quotes for similar but not identical derivative contracts and market interest rates that are corroborated with publicly available market information.

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

	December 31, 2010
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$244,889	$213,551	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	-	-
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges	20	20	Prepaid expenses and other
Huiyang 2009 Credit Facility	-	-
Guangzhou 2009 Credit Facility	-	-
Senior Subordinated Notes due 2011	-	-
Class A Junior preferred stock	-	-
Class B Senior Convertible preferred stock	-	-

	December 31, 2009
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$231,000	$211,956	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	-	-
Zhongshan 2010 Credit Facility	-	-
Senior Subordinated Convertible Notes due 2013	-	-
Cash flow hedges	(327)	(327)	Accrued and other liabilities
Huiyang 2009 Credit Facility	-	-
Guangzhou 2009 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Notes due 2011	105,876	105,876	Current maturities of long-term debt
Class A Junior preferred stock	124,943	118,836	Mandatory redeemable Class A Junior preferred stock
Class B Senior Convertible preferred stock	98,823	98,327	Redeemable Class B Senior Convertible preferred stock

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

Revenue Recognition

Revenue is recognized when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title transfer to the customer; the price is fixed and determinable; and collectability is reasonably assured.  Sales and related costs of goods sold are included in income when goods are shipped to the customer in accordance with the delivery terms, except in the case of vendor managed inventory arrangements, whereby sales and the related costs of goods sold are included in income when possession of goods is taken by the customer.  Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services.  If such requirements or obligations exist, then revenue is recognized at the time when such requirements are completed and the obligations are fulfilled.  Services provided as part of the manufacturing process represent less than 10% of sales.  Reserves for product returns are recorded based on historical trend rates at the time of sale.

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

Earnings or Loss Per Share

On February 16, 2010, in connection with a recapitalization of the Company (see Note 2), each outstanding share of the Company’s common stock was exchanged for 0.083647 shares of newly issued common stock.  In accordance with the Securities and Exchange Commission’s (the “SEC’s”) Staff Accounting Bulletin Topic 4.C, Changes in Capital Structure, all share amounts have been adjusted retroactively to reflect the reverse stock split.

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

The components used in the computation of our basic and diluted earnings (loss) per share attributable to common stockholders were as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2010	2009	2008
Net loss attributable to common stockholders	$(122,239)	$(63,232)	$(23,302)

Weighted average shares used to compute basic and diluted net loss per share	17,953,233	2,415,266	2,415,266
Net loss per share attributable to common stockholders - basic and diluted	$(6.81)	$(26.18)	$(9.65)

No stock options, warrants, convertible debt, or convertible preferred stock were included in the computation of the diluted weighted average shares outstanding for the years ended December 31, 2010, 2009 and 2008, and no unvested restricted stock awards were included in the computation of diluted weighted average shares outstanding for the year ended December 31, 2010, because their effect would be anti-dilutive.  As of December 31, 2010, the Company had i) outstanding options to purchase a total of 1,194,640 shares of common stock, ii) long-term debt convertible into 6,593 shares of common stock, and iii) 257,932 shares of unvested restricted stock awards that could have a future dilutive effect on the calculation of earnings per share.

Employee Stock-Based Compensation

The Company maintains two stock option plans, the “2010 Equity Incentive Plan” and the “2003 Stock Option Plan,” and recognizes compensation expense for share-based awards, including stock options and restricted stock awards, based on the awards’ vesting periods and the grant date fair values of the awards (see Note 15).

Noncontrolling Interest

In connection with the Merix Acquisition, the Company acquired a majority interest in manufacturing facilities in Huiyang and Huizhou, China, in which a noncontrolling interest holder retained an ownership of 5% and 15%, respectively.  The noncontrolling interest is reported as a component of equity, and the net income attributable to the noncontrolling interest holder is reported as a reduction from net income to arrive at net income attributable to the Company’s common stockholders.

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

2.  The 2010 Recapitalization

Recapitalization Agreement

In connection with the Merix Acquisition (see Note 3), on February 11, 2010, pursuant to an agreement dated October 6, 2009, (the “Recapitalization Agreement”), by and among the Company and affiliates of Hicks, Muse, Tate & Furst, Incorporated (“HMTF”), affiliates of GSC Recovery II, L.P. (“GSC”) and TCW Shared Opportunities Fund III, L.P. (“TCW” and together with HMTF and GSC, the “Funds”), the Company and the Funds approved a recapitalization of the Company such that i) each outstanding share of common stock of the Company was exchanged for 0.083647 shares of common stock of the Company (the “Reverse Stock Split”), ii) each outstanding share of the Mandatory Redeemable Class A Junior preferred stock of the Company (the “Class A Preferred”) was reclassified as, and converted into, 8.478683 shares of newly issued common stock of the Company and iii) each outstanding share of the Redeemable Class B Senior preferred stock of the Company (the “Class B Preferred”) was reclassified as, and converted into, 1.416566 shares of newly issued common stock of the Company.

In connection with the conversion of the Class A Preferred into common shares of the Company, for financial reporting purposes related to the presentation of net loss attributable to common stockholders, the Company recorded a non-cash adjustment to net loss of $29,717.  The $29,717 non-cash item is equal to the difference between i) the fair value of the common shares issued and ii) the carrying value of the Class A Preferred at the time of conversion; and is reflected in the Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) as a reduction to accumulated deficit and a corresponding increase to paid-in capital.  In connection with the conversion of the Class B Preferred into common stock of the Company, for financial reporting purposes related to the presentation of net loss attributable to common stockholders, the Company recorded a non-cash adjustment to net loss of $105,021.  The $105,021 non-cash item is equal to the difference between i) the fair value of the common shares issued and ii) the fair value of the number of common shares that would have been issued according to the terms of the Indenture governing the Class B Preferred without consideration of the Recapitalization Agreement; and is reflected in the Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) as a reduction to accumulated deficit and a corresponding increase to paid-in capital.

As a result of the completion of the recapitalization and the Merix Acquisition, i) the holders of the Company’s common stock prior to the recapitalization received 2,415,266 shares of common stock of the Company, ii) the holders of the Class A Preferred prior to the recapitalization received 7,658,187 shares of newly issued common stock of the Company, iii) the holders of the Class B Preferred prior to the recapitalization received 6,028,258 shares of newly issued common stock of the Company, iv) the holders of the Merix common stock prior to the closing of the Merix Acquisition received 2,479,053 shares of newly issued common stock of the Company and v) the holders of Merix’ convertible notes prior to the closing of the Merix Acquisition received a cash payment of $34,908 and 1,398,251 shares of newly issued common stock of the Company.  The total issued and outstanding common stock of the Company immediately after the closing of the Merix Acquisition was 19,979,015 shares of common stock.

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

3.  The Merix Acquisition

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

For the year ended December 31, 2010, net sales of approximately $301,115 were attributable to manufacturing facilities acquired from Merix.  Although the Company has made a reasonable effort to do so, synergies achieved through the integration of the acquired Merix business into the Company’s Printed Circuit Boards segment and the allocation of shared overhead specific to the acquired Merix business cannot be precisely determined.  Accordingly, the Company has deemed it impracticable to calculate the precise impact the acquired Merix business has had on its earnings for the year ended December 31, 2010.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Merix Acquisition on February 16, 2010.

Cash and equivalents	$13,667
Accounts receivable	50,416
Inventories	23,243
Property, plant and equipment	75,383
Property held for sale	9,739
Goodwill	18,104
Identifiable intangible assets	6,190
Other current and long-term assets	9,902
206,644

Accounts payable and other accrued liabilities	(70,383)
Convertible notes and other indebtedness	(7,039)
Accrued and deferred taxes	(14,208)
Other long-term liabilities	(807)
(92,437)
114,207
Less: noncontrolling interest	(3,004)
Net assets acquired	$111,203

Goodwill and Identifiable Intangible Assets

Goodwill of $18,104 is calculated as the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired; and represents the additional value to the Company expected to be derived from synergies in combining the business and other intangible benefits.  None of the goodwill is expected to be deductible for income tax purposes.

Identifiable intangible assets acquired included Merix’ customer list, manufacturer sales representative network and trade name, and were valued at $4,100, $1,700 and $390, respectively.  The value of the customer list and manufacturer sales representative network are being amortized over twelve years, and the value of the trade name is being amortized over two years.

Property Held for Sale

On July 22, 2010, the Company concluded the sale of a previously vacated manufacturing facility in Hong Kong, China, which was classified as property held for sale when acquired in the Merix Acquisition.  Net proceeds from the sale were $9,739.

Other Accrued Liabilities

In connection with the Merix Acquisition, the Company assumed obligations of $6,935 for certain Merix employee benefit related amounts that became payable as a result of the Merix Acquisition pursuant to terms of existing contractual agreements, of which $338 remains payable as of December 31, 2010.

Noncontrolling Interest

In connection with the Merix Acquisition, the Company acquired a majority interest in manufacturing facilities in Huiyang and Huizhou, China, in which a noncontrolling interest holder retained an ownership of 5% and 15%, respectively.  The acquired noncontrolling interest was measured using the income approach based on a discounted cash flow methodology.

Pro Forma Information (unaudited)

The following pro forma information presents the combined results of operations of Viasystems and Merix for the years ended December 31, 2010 and 2009, as if the Merix Acquisition had been completed on January 1, 2009, with adjustments to give effect to pro forma events that are directly attributable to the Merix Acquisition.  The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of the companies, nor do they include restructuring expenses incurred related to the Merix Acquisition and the recapitalization.  Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the pro forma results of operations:

	Year ended December 31,
	2010	2009
Net sales	$971,205	$745,142
Net income (loss)	$32,218	$(72,205)

Transaction costs

Total transaction costs related to the Merix Acquisition, excluding costs incurred by Merix prior to the acquisition, totaled $8,759. These costs, which consisted primarily of investment banker fees and legal and accounting costs, were recorded in selling, general and administrative expenses in the amount of $4,711 and $4,048 for the years ended December 31, 2010, and 2009, respectively.

4.  Accounts Receivable and Concentration of Credit Risk

The allowance for doubtful accounts is included in accounts receivable, net in the accompanying consolidated balance sheets.

The activity in the allowance for doubtful accounts is summarized as follows:

	2010	2009	2008
Balance, beginning of year	$2,415	$3,194	$2,104
Provision	1,285	1,987	2,341
Write-offs, credits and adjustments	(1,420)	(2,766)	(1,251)
Balance, end of year	$2,280	$2,415	$3,194

For the years ended December 31, 2010, 2009 and 2008, sales to the Company’s ten largest customers accounted for approximately 57.5%, 74.1%, and 73.3% of the Company’s net sales, respectively.  The table below highlights individual end customers accounting for more than ten percent of the Company’s consolidated net sales.

Customer	2010	2009	2008
Bosch Group	13.3%	13.7%	11.2%
Alcatel-Lucent SA	(a)	14.2	16.3
Continental AG	(a)	11.8	13.4
General Electric Company	(a)	11.4	10.2

(a) Represents less than ten percent of consolidated net sales.

Sales to Alcatel-Lucent SA and General Electric Company occurred in both the Printed Circuit Boards and Assembly segments. Sales to Continental AG and Bosch Group occurred in the Printed Circuit Boards segment.

5.  Inventories

The composition of inventories at December 31, is as follows:

	2010	2009
Raw materials	$33,175	$15,090
Work in process	24,610	15,720
Finished goods	37,092	18,387
Total	$94,877	$49,197

In connection with the Merix Acquisition, the Company acquired inventory which was recorded at its fair value of $23,243.  The estimate of fair value included an adjustment of $933 to increase the carrying value of finished goods and work in process inventories such that it approximated its selling price less an estimated profit from the selling effort.

6.  Property, Plant and Equipment

The composition of property, plant and equipment at December 31, is as follows:

	2010	2009
Land and buildings	$84,187	$54,603
Machinery, equipment and systems	510,388	427,619
Leasehold improvements	43,690	42,102
Construction in progress	7,017	1,063
	645,282	525,387
Less: Accumulated depreciation	(372,169)	(326,343)
Total	$273,113	$199,044

In connection with the Merix Acquisition, the Company acquired property, plant and equipment which was recorded at its fair value of $75,383, including land and buildings of $29,529, machinery and equipment of $43,563, leasehold improvements of $962 and construction in progress of $1,329.

7.  Goodwill and Other Intangible Assets

As of December 31, 2009, the Company had recorded goodwill of $79,485 from prior acquisitions which related entirely to its Printed Circuit Boards segment.  With the $18,104 of goodwill acquired in the Merix Acquisition (see Note 3), the balance of goodwill as of December 31, 2010, is $97,589 which relates entirely to the Company’s Printed Circuit Boards segment.

The Company conducts an assessment of the carrying value of goodwill annually, as of the first day of its fourth fiscal quarter, or more frequently if circumstance arise which would indicate the fair value of a reporting unit with goodwill is below its carrying amount. No adjustments were recorded to goodwill as a result of these assessments.

The components of intangible assets subject to amortization were as follows:

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technologies	$20,371	$(17,051)	$3,320	$20,371	$(16,126)	$4,245
Customer list	4,100	(299)	3,801	-	-	-
Manufacturer sales representative network	1,700	(124)	1,576	-	-	-
Patents, trademarks and trade name	1,884	(1,487)	397	2,472	(2,041)	431
Total	$28,055	$(18,961)	$9,094	$22,843	$(18,167)	$4,676

The expected future annual amortization expense of definite-lived intangible assets for the next five fiscal years is as follows:

Year Ended December 31,
2011	$1,709
2012	1,469
2013	1,431
2014	1,038
2015	490
Thereafter	2,957
Total	$9,094

8.  Restructuring and Impairment

During the year ended December 31, 2010, the Company assumed $732 of restructuring liabilities in the Merix Acquisition (see Note 3), and initiated certain actions to realize cost synergies it had identified in connection with the integration of the Merix business (the “2010 Acquisition Restructuring”). These actions included staff reductions and the consolidation of certain sales and administrative offices.  The reserve for restructuring activities at December 31, 2010, also includes accruals for liabilities incurred as part of i) the 2009 shutdown of the Company’s metal fabrication facility in Milwaukee, Wisconsin (the “Milwaukee Facility”) and ii) restructuring activities initiated during 2001 as a result of the economic downturn that began in 2000 and resulted in asset impairments, plant shutdowns and downsizings which continued through 2005 (the “2001 Restructuring”).

As of December 31, 2010, the reserve for restructuring charges includes $985, $61 and $676, related to the 2010 Acquisition Restructuring, the closure of the Milwaukee Facility and the 2001 Restructuring, respectively.  The following tables summarize changes in the reserve for the years ended December 31, 2010, 2009 and 2008:

		Year Ended December 31, 2010
	Reserve 12/31/09	Charges	Reversals	Net Charges	Cash Payments	Adjustments		Reserve 12/31/10
Restructuring activities:
Personnel and severance	$843	$3,455	$(451)	$3,004	$(3,402)	$-		$445
Lease and other contractual commitments	2,481	5,514	-	5,514	(7,365)	647	(a)	1,277
	$3,324	$8,969	$(451)	$8,518	$(10,767)	$647		$1,722

(a) Represents $732 of restructuring liabilities assumed in the Merix Acquisition and $23 of accretion of interest on discounted restructuring liabilities, net of $108 of non-cash expense items.

		Year Ended December 31, 2009
	Reserve 12/31/08	Charges	Reversals	Net Charges	Cash Payments	Adjustments		Reserve 12/31/09
Restructuring activities:
Personnel and severance	$8,896	$2,298	$(1,676)	$622	$(8,675)	$-		$843
Lease and other contractual commitments	3,226	5,806	(731)	5,075	(5,414)	(406	)(a)	2,481
Asset impairments	-	1,592	(663)	929	-	(929)		-
	$12,122	$9,696	$(3,070)	$6,626	$(14,089)	$(1,335)		$3,324

(a) Represents $183 of accretion of interest on discounted restructuring liabilities, net of $589 of non-cash restructuring expense related to the 2001 Restructuring.

		Year Ended December 31, 2008
	Reserve 12/31/07	Charges	Reversals	Net Charges	Cash Payments	Adjustments		Reserve 12/31/08
Restructuring activities:
Personnel and severance	$349	$9,511	$-	$9,511	$(964)	$-		$8,896
Lease and other contractual commitments	4,818	-	-	-	(870)	(722	)(a)	3,226
Asset impairments	-	5,558	-	5,558	-	(5,558)		-
	$5,167	$15,069	$-	$15,069	$(1,834)	$(6,280)		$12,122

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

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available at the time.  The amounts the Company ultimately incurs may change as the balance of the plans are executed.  Expected cash payout of the accrued expenses is as follows:

Year Ended December 31,
2011	$760
2012	185
2013	185
2014	146
2015	54
Thereafter	1,059
Total	2,389
Less: Amounts representing interest	(667)
Restructuring liability	$1,722

2010 Restructuring and Impairment Charges

The Company recorded $8,518 of net restructuring charges for the year ended December 31, 2010, of which $4,561 was incurred in the Printed Circuit Boards segment related to the 2010 Acquisition Restructuring, and $3,957 was incurred in “Other” (see Note 16) which primarily related to a contract termination fee of $4,441 (see Note 19), partially offset by the reversal of $451 of accrued restructuring charges related to lower than expected employee benefit liabilities resulting from the closure of the Milwaukee Facility. The charges related to the 2010 Acquisition Restructuring include $3,475 related to personnel and severance, and $1,086 related to lease contract termination and other costs.  The Company does not expect it will incur significant additional restructuring charges related to the 2010 Acquisition Restructuring.

2009 Restructuring and Impairment Charges

For the year ended December 31, 2009, the Company recorded net restructuring and impairment charges of $6,626, which included net restructuring charges of $118 and $6,592 in the Assembly and “Other” segments, respectively, and a net reversal of restructuring expense of $84 in the Printed Circuit Boards segment.  Gross charges totaled $9,696, of which $7,515 were related to the closure of Milwaukee Facility and other work force reductions across the Company’s global operations, $589 were related to the 2001 Restructuring and $1,592 were related to the write-off of obsolete equipment in the Company’s Printed Circuit Boards segment.  During 2009, the Company reversed restructuring accruals totaling $3,070, which included i) $1,676 in the Printed Circuit Boards segment as a result of reduced severance costs related to involuntary headcount reductions ii) $663 of gains realized from the disposal of assets in connection with the shutdown of the Milwaukee Facility, iii) a $601 gain recorded upon the early termination of a long-term lease obligation related to the 2001 Restructuring and iv) $130 related to the early termination of a long-term lease obligation related to the Milwaukee Facility.

2008 Restructuring and Impairment Charges

For the year ended December 31, 2008, the Company recorded restructuring charges of $15,069 which included $9,511 related to headcount reductions and $5,558 of non-cash asset impairment charges related to the announcement of the Company’s plans to close its Milwaukee Facility and other workforce reductions across its global operations.  These chargers were recorded in the Printed Circuit Boards, Assembly and “Other” segment in the amount of $9,948, $702 and $4,419, respectively.

9.  Accrued and Other Liabilities

The composition of accrued and other liabilities at December 31, is as follows:

	2010	2009
Accrued payroll and related costs	$27,405	$8,965
Accrued interest	12,190	7,873
Accrued warranty	12,107	3,962
Accrued other	27,486	17,951
Total	$79,188	$38,751

10.  Long-Term Debt

The composition of long-term debt at December 31, is as follows:

	2010	2009
Senior Secured Notes due 2015	$213,551	$211,956
Senior Secured 2010 Credit Facility	-	-
Zhongshan 2010 Credit Facility	10,000	-
Huiyang 2009 Credit Facility	-	-
Senior Subordinated Convertible Notes due 2013	895	-
Capital leases	951	3,048
Guangzhou 2009 Credit Facility	-	10,000
Senior Subordinated Notes due 2011	-	105,876
	225,397	330,880
Less: Current maturities	(10,258)	(118,207)
	$215,139	$212,673

 of December 31, 2010, $10,000 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $300, and approximately $72,109 of the credit facilities were unused and available.

The schedule of principal payments for long-term debt at December 31, 2010, is as follows:

Year Ended December 31,
2011	$10,258
2012	51
2013	952
2014	62
2015	220,069
Thereafter	454
Total	$231,846

Senior Secured Notes due 2015

In November 2009, the Company’s subsidiary, Viasystems, Inc., completed an offering of $220,000 of 12.0% Senior Secured Notes due 2015 (the “2015 Notes”).  The 2015 Notes were issued at an original issue discount (“OID”) of 96.269%.  The OID was recorded on the Company’s balance sheet as a reduction of the liability for the 2015 Notes, and is being amortized to interest expense over the life of the notes.  As of December 31, 2010, the unamortized OID was $6,449.

Interest on the 2015 Notes is due semiannually on January 15 and July 15 of each year, beginning on July 15, 2010.  The Company may redeem all or part of the 2015 Notes at any time prior to July 15, 2012, at a redemption price of 100% of the notes redeemed plus a “make-whole” premium equal to the greater of a) 1% of the principal amount, or b) the excess of i) the present value at the redemption rate of 106.0% of the principal amount redeemed calculated using a discount rate equal to the treasury rate (as defined) plus 50 basis points, over ii) the principal amount of the notes.  The Company may redeem the 2015 Notes during the period from July 16, 2012 to July 15, 2013 and the period from July 16, 2013 to July 15, 2014 at the redemption price of 106% and 103%, respectively.  Subsequent to July 15, 2014, the Company may redeem the 2015 Notes at the redemption price of 100%.  In the event of a Change in Control (as defined), the Company is required to make an offer to purchase the 2015 Notes at a redemption price of 101%, plus accrued and unpaid interest.

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

Under the Senior Secured 2010 Credit Facility, if the Excess Availability (as defined in the Senior Secured 2010 Credit Facility) is less than $15,000, the Company must maintain, on a monthly basis, a minimum fixed charge coverage ratio of 1.10 to one.

The Company incurred $2,342, including $2,239 incurred during the year ended December 31, 2010, of deferred financing fees related to the Senior Secured 2010 Credit Facility, which have been capitalized and are being amortized over the life of the facility.  As of December 31, 2010, the Senior Secured 2010 Credit Facility supported outstanding letters of credit totaling $300, and approximately $46,661 of the facility was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

In March 2010, the Company’s Kalex Multi-Layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary consummated a 200 million Chinese Renminbi (“RMB”) (approximately $30,248 U.S. dollars based on the exchange rate as of December 31, 2010) revolving credit facility (the “Zhongshan 2010 Credit Facility”) with China Construction Bank, Zhongshan Branch.  The Zhongshan 2010 Credit Facility provides for borrowings denominated in Chinese RMB and foreign currencies, including the U.S. dollar.  Borrowings are guaranteed by KMLCB’s sole Hong Kong parent company, Kalex Circuit Board (China) Limited.  This revolving credit facility is renewable annually upon mutual agreement.  Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or ii) the interest rate quoted by the Peoples Bank of China for Chinese RMB denominated loans.  The Zhongshan 2010 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  As of December 31, 2010, $10,000 in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a weighted average rate of 3.91%, and approximately $20,248 of the revolving credit facility was unused and available.

Huiyang 2009 Credit Facility

In connection with the Merix Acquisition, the Company assumed a $5,200 debt obligation under a credit facility (the “Huiyang 2009 Credit Facility”) between its Merix Printed Circuits Technology Limited subsidiary and Industrial and Commercial Bank of China, Limited (“ICBC”).  The Huiyang 2009 Credit Facility provides for borrowings denominated in Chinese RMB and foreign currencies, including the U.S. dollar.  Borrowings are secured by a mortgage lien on the building and land lease at the Company’s manufacturing facility in Huiyang, China.  This revolving credit facility is renewable annually upon mutual agreement.  Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated before each U.S. dollar denominated loan, ii) an annual fixed rate negotiated before each U.S. dollar denominated loan or iii) an interest rate based on the base lending rate published by ICBC.  The Huiyang 2009 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility.  As of December 31, 2010, the Huiyang 2009 Credit Facility had been repaid and approximately $5,200 of the facility was unused and available.

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

Capital Leases

The Company leases certain of its machinery and equipment under capital lease agreements.  In connection with the Merix Acquisition, in February 2010, the Company assumed $429 of obligations under capital leases.  The assets acquired under these capital leases include transportation and other equipment which were recorded at their fair value upon acquisition of $427.  The Company entered into no new capital leases during 2010, 2009 and 2008.

Guangzhou 2009 Credit Facility

In June 2010, the Company repaid the outstanding $10,000 U.S. dollar denominated loan under a 200 million Chinese RMB (approximately $30,248 U.S. dollars based on the exchange rate as of December 31, 2010) revolving credit facility (the “Guangzhou 2009 Credit Facility”), with China Construction Bank, Guangzhou Economic and Technical Development District Branch, and elected not to pursue renewal of the credit facility upon its June 30, 2010, expiration date.

Senior Subordinated Notes due 2011

In January 2010, the Company redeemed all of its 10.5% Senior Subordinated Notes due 2011.  In connection with the redemption, the Company incurred a $706 loss on the early extinguishment of the debt.  Restricted cash of $105,734, which was held in escrow as of December 31, 2009, was used to fund the redemption.

11.  Commitments

The Company leases certain buildings, transportation and other equipment under capital and operating leases.  As of December 31, 2010 and 2009, there was equipment held under capital leases with a cost basis of $12,434 included in property, plant and equipment.  The Company recorded accumulated depreciation related to this equipment of $4,832 and $3,602 as of December 31, 2010 and 2009, respectively.  Total rental expense under operating leases was $4,945, $4,438 and $5,285 for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments under capital leases and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2010, are as follows:

Year Ended December 31,	Capital	Operating
2011	$342	$4,218
2012	121	2,073
2013	121	1,355
2014	121	1,146
2015	121	929
Thereafter	604	6,083
Total	1,430	$15,804
Less: Amounts representing interest	(479)
Capital lease obligations	$951

12.  Contingencies

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

The Company is a party to contracts and agreements with other third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties.  At December 31, 2010 and 2009, other non-current liabilities include $12,919, and $12,605 of accruals for potential claims in connection with such indemnities.

The Company’s certificate of incorporation provides that none of the Directors and officers of the Company bear the risk of personal liability for monetary damages for breach of fiduciary duty as a Director or officer except in cases where the action involves a breach of the duty of loyalty, acts in bad faith or intentional misconduct, the unlawful paying of dividends or repurchasing of capital stock, or transactions from which the Director or officer derived improper personal benefits.

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

To manage various business risks, the Company maintains a portfolio of insurance policies that the Company’s management believes are reasonable and customary for similarly situated companies. In December of 2010, stemming from a 2007 fire which damaged a portion of the Company’s manufacturing facility in Guangzhou, China, the Company received a $2,265 payment from its insurance company which represented a settlement of the Company’s business interruption claim related to the fire. The Company recorded this payment as a reduction of cost of goods sold in the period it was received.

13.  Income Taxes

The Company’s income tax provision for the years ended December 31, 2010, 2009 and 2008, consists of the following:

	2010	2009	2008
Current:
Federal	$-	$-	$(28)
State	392	(923)	72
Foreign	15,686	11,119	7,716
	16,078	10,196	7,760
Deferred:
Federal	(1,634)	(1,508)	-
State	(29)	-	-
Foreign	1,667	(931)	(2,822)
	4	(2,439)	(2,822)
Total	$16,082	$7,757	$4,938

A reconciliation between the income tax provision at the federal statutory income tax rate and at the effective tax rate, for the years ended December 31, 2010, 2009 and 2008, is summarized below:

	2010	2009	2008
U.S. Federal Statutory Rate	$11,087	$(16,436)	$(3,687)
State taxes, net of federal benefit	(32)	(1,018)	(134)
Impact from permanent items	(6,423)	7,676	11,442
Foreign tax (under) U.S. Statutory rate	(7,608)	(1,581)	(5,372)
Change in the valuation allowance for deferred tax assets	13,664	14,885	3,743
Tax contingencies	(282)	1,925	(900)
Foreign tax rate changes and withholdings	2,970	2,937	(1,218)
Other	2,706	(631)	1,064
	$16,082	$7,757	$4,938

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2010 and 2009, are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$346,737	$357,925
Capital loss carryforwards	123,052	117,455
AMT credit carryforwards	-	1,508
Accrued liabilities not yet deductible	19,792	12,299
Property, plant and equipment	(1,560)	2,763
Other	8,292	3,364
	496,313	495,314
Valuation allowance	(487,290)	(486,881)
	9,023	8,433
Deferred tax liabilities:
Intangibles	(283)	(283)
Other	(4,900)	(4,561)
	(5,183)	(4,844)
Net deferred tax assets	$3,840	$3,589

The domestic and foreign income (loss)  before income tax provision are as follows:

	Year Ended December 31,
	2010	2009	2008
Domestic	$8,505	$(57,809)	$(12,822)
Foreign	23,173	10,849	2,287
	$31,678	$(46,960)	$(10,535)

As of December 31, 2010, the Company had the following net operating loss (“NOL”) carryforwards: $864,328 in the U.S., $8,942 in China, $22,233 in Canada, $28,494 in Hong Kong, $87 in Singapore, and $34,402 in the Netherlands. The U.S. NOLs expire in 2018 through 2030 and the Canada NOLs expire in 2010 through 2028. All other NOLs carry forward indefinitely. Canada has a capital loss of $411,547 that will carry forward indefinitely.  For the year ended December 31, 2010, the Company recognized a benefit from the utilization NOL carry forwards of $14,877, of which $14,600 was recognized in Hong Kong.

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

Certain of the Company’s subsidiaries have tax holidays that allow either i) a two-year tax exemption followed by a three-year 50% reduction in the tax rate or ii) an annually-reviewed rate reduction.  If not for such tax holidays, the Company would have had $1,747, $1,798 and $1,935 of additional income tax expense for the years ended December 31, 2010, 2009 and 2008, respectively, based on the applicable tax rates ranging from 12% to 27%.  The current tax holidays are expected to expire during 2011 and 2012.

Uncertain Tax Positions

At December 31, 2010 and 2009, other non-current liabilities include $27,047 and $18,728 of long-term accrued taxes, respectively, related to the liability for unrecognized tax benefits.  The Company classifies income tax-related interest and penalties as a component of income tax expense.  At December 31, 2010, the total unrecognized tax benefit in the consolidated balance sheet included a liability of $8,038 related to accrued interest and penalties on unrecognized tax benefits.  The Company accrued interest and penalty of $1,584 in the opening balance sheet in connection with the Merix acquisition.  The income tax provision included in the Company’s consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, included expense of $824 and $1,520, and a benefit of $180, respectively, related to interest and penalties on unrecognized tax benefits.

On February 16, 2010 the Company acquired Merix Corporation in a transaction pursuant to which Merix became a wholly owned subsidiary of Viasystems.  As a result of the acquisition, Viasystems increased its liability for uncertain tax positions by $6,597.  The total amount of unrecognized tax benefits included in the consolidated balance sheets at December 31, 2010 and 2009, were $27,047 and $18,865, respectively.  The liability for unrecognized tax benefits increased by $8,182 from December 31, 2009, to December 31, 2010, due to unrecognized tax positions established with regard to the Merix Acquisition, additional provisions related to tax positions taken in the current period, and interest and penalties related to positions taken in prior periods.  Included in the December 31, 2010, balance was $27,047 of unrecognized tax positions that, if recognized, would affect the effective tax rate.  The Company is in discussions with various taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next year. The Company currently estimates approximately $5,986 of the liability for uncertain tax positions could be settled in the next twelve months.

As of December 31, 2010, the Company is subject to U.S. federal income tax examination for all tax years from 1996 forward, and to non-U.S. income tax examinations generally for the tax years 2000 through 2009.  In addition, the Company is subject to state and local income tax examinations generally for the tax years 2000 through 2009.

A reconciliation of the Company’s total gross unrecognized tax benefits, exclusive of related interest and penalties, for the years ended December 31, 2010, 2009 and 2008, is summarized below:

	2010	2009	2008
Balance, beginning of year	$13,235	$13,644	$14,717
Tax positions related to current year:
Additions	1,217	1,194	2,470
Reductions	-	-	-
Tax positions related to prior years:
Additions	-	-	-
Reductions	(2,040)	-	(2,500)
Tax positions acquired from Merix	6,597	-	-
Settlements	-	(1,603)	(1,043)
Lapses in statutes of limitations	-	-	-
Balance, end of year	$19,009	$13,235	$13,644

14.  Derivative Financial Instruments

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

The Company’s currency forward contracts as of December 31, 2010, relate only to Chinese Renminbi (“RMB”) exchange rates.  Amounts received or paid at the contract settlement date are recorded in cost of goods sold at the time of settlement.  For the years ended December 31, 2010 and 2009, a gain of $182 and a loss of $703, were recorded in cost of goods sold related to settled currency forward contracts, respectively.

At December 31, 2010 and 2009, deferred gains of $20 (net of tax of $0) and deferred losses of $327 (net of tax of $0), respectively, related to cash flow hedges were recorded in accrued and other liabilities and other accumulated comprehensive income on the consolidated balance sheet.  The deferred gains and losses were measured using Level 2 inputs, including market interest rates and quoted prices for similar instruments, and a market approach (see Note 1).  There was no ineffectiveness recorded in earnings as of December 31, 2010, 2009 or 2008.

The maximum term over which the Company hedges exposure to the exchange rate variability of future cash flows is generally less than one year.

The following table summarizes the Company’s outstanding derivative contracts:

	December 31,
	2010	2009
Notional amount, in thousands of Chinese RMB	589,923	480,000
Weighted average remaining maturity, in months	5.5	4.0
Weighted average exchange rate to one U.S. Dollar	6.543	6,770
Deferred gain (loss) measured at fair value, net of tax	$ 20	$ (327)
Balance sheet classification of deferred gain (loss)	Prepaid expenses and other	Accrued and other liabilities

15.  Stock Option Plan and Warrants

2003 Stock Option Plan

Under the 2003 Stock Option Plan (the “2003 Plan”), options to purchase a total of 232,352 shares of the Company’s common stock may be granted to the Company’s employees.  Stock options may be granted to employees in the form of nonqualified stock options at market value, and the Company’s practice has been to grant options at the greater of a fixed exercise price of $150.99 or market value.  Options granted expire 10 years after the grant date and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date and one-third on the 36 month anniversary of the grant date.  At December 31, 2010, 33,806 of these shares were available for future grants.

2010 Equity Incentive Plan

On April 15, 2010, the Company adopted the Viasystems Group, Inc. 2010 Equity Incentive Plan (the “2010 Plan”), which provides for grants of stock options, restricted stock awards and other stock-based awards to the Company’s employees and directors.  Subject to additions and adjustments, 3,000,000 shares are authorized for granting under the 2010 Plan.  At December 31, 2010, 1,744,836 shares were available for future grants. Subsequent to December 31, 2010, on February 8, 2011, the Company granted stock options representing 516,783 shares, and issued restricted stock awards representing 147,390 shares.

The 2010 Plan provides the compensation committee of the Company’s board of directors the discretion to grant awards in any form and with any terms permitted by the 2010 Plan.  All stock option grants awarded during 2010 expire 7 years after the grant date, with one-third of the options vesting on the first anniversary of the grant date, and one-twelfth of the options vesting on each of the next eight ensuing calendar quarter-ends.  Subject to the accelerated vesting provisions of the 2010 Plan, restricted stock awards granted during 2010 vest on the third anniversary of the grant date.

Upon adoption of the 2010 Plan, the Company elected generally to discontinue the use of the 2003 Plan and intends to make no new awards under the 2003 Plan.  In addition, the Company reevaluated the estimated forfeiture rate for the 2003 Plan based on actual forfeitures to date, which resulted in a reduction of cost of goods sold of $261 in the second quarter of 2010.

Stock Compensation Expense

Stock compensation expense recognized in the consolidated statements of operations was as follows:

	December 31,
	2010	2009	2008
Cost of goods sold	$61	$144	$91
Selling, general and administrative	2,809	804	524
	$2,870	$948	$615

As of December 31, 2010, unrecognized compensation expense related to stock option grants totaled $12,044 and will be recognized over a period of approximately four years.

Stock Option Activity

The following table summarizes the stock option activity under both the 2003 Plan and the 2010 Plan for the year ended December 31, 2010:

	2010		2009		2008
	Options	Exercise Price(1)	Options	Exercise Price(1)	Options	Exercise Price(1)
Beginning Balance	209,435	$150.99	218,185	$150.99	231,334	$150.99
Granted	1,008,594	$21.64	-	$150.99	1,004	$150.99
Exercised	-	$-	-	$-	-	$-
Forfeited	(23,389)	$81.83	(8,750)	$150.99	(14,153)	150.99
Ending Balance	1,194,640	$43.13	209,435	$150.99	218,185	$150.99

Exercisable at year end	198,267	$150.99	198,699	$150.99	193,491	$150.99

(1) weighted average

Options outstanding and options exercisable as of December 31, 2010, had an aggregate intrinsic value of $189 and $0, respectively.

The fair value of each option grant during the years ended December 31, 2010 and 2008, was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2010	2008
Expected life of options	4.3 years	5.0 years
Risk free interest rate	1.44% to 2.26%	2.71%
Expected volatility of stock	59.66% to 60.26%	52.00%
Expected dividend yield	None	None
Weighted average fair value	$10.64	73.28

There were no stock options granted during the year ended December 31, 2009.

The Company’s common stock was listed and began trading on the NASDAQ on February 17, 2010.  As there was insufficient historical data about the Company’s common stock, the Company estimated the expected volatility of the underlying shares based on the blended historical stock volatility of peer companies.  As there was insufficient historical data about the option activity under the 2010 Plan, the Company estimated the expected life of new option grants using the simplified method, which is the average of the options vesting term and original contractual term.

As of December 31, 2010, outstanding stock options under the 2003 Plan had an exercise price of $150.99; and outstanding stock options under the 2010 Plan had an exercise price ranging from $14.42 to $21.88.  The following table summarizes information regarding outstanding stock options under these plans as of December 31, 2010:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price
$14.42 to $21.88	996,094	6.4 years	$21.63	-	-	$-
$150.99	198,546	3.1 years	$150.99	198,267	3.1 years	$150.99
	1,194,640		$43.13	198,267		$150.99

Restricted Stock Award Activity

The following table summarizes restricted stock award activity for the year ended December 31, 2010:

	Shares	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2009	-	$-
Granted	264,788	$16.60
Vested	(1,138)	$16.62
Forfeited	(5,718)	$16.62
Outstanding at December 31, 2010	257,932	$16.60

Restricted stock awards outstanding as of December 31, 2010, had an aggregate intrinsic value of $5,195.  As of the vesting date, the total fair value of restricted stock awards which vested during 2010 was $19.

2003 Warrants

On January 31, 2003, the Company issued warrants to purchase 120,131 shares of common stock.  Each warrant allowed the holder to purchase one share of common stock at an exercise price of $304.97 per share.  The warrants expired on January 31, 2010, with no warrants having been exercised.

16.  Business Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.  During the year ended December 31, 2010, the Company operated its business in two segments: i) Printed Circuit Boards and ii) Assembly.

The Printed Circuit Boards segment consists of the Company’s printed circuit board manufacturing facilities located in the United States and China.  These facilities manufacture double-sided and multi-layer printed circuit boards and backpanels.  The Assembly segment consists of assembly operations including backpanel assembly, printed circuit board assembly, cable assembly, custom enclosures, and full system assembly and testing.  The assembly operations are conducted in manufacturing facilities in China and Mexico.  Intersegment sales are eliminated in consolidation.  The accounting policies of segments are the same as those described in Note 1.

Assets and liabilities of the Company’s corporate headquarters, along with those of its closed printed circuit boards and assembly operations, are reported in “Other.”  Operating expenses of our corporate headquarters are allocated to each segment based on a number of factors, including sales.

Total assets by segment are as follows:

	December 31,
	2010	2009
Total assets:
Printed Circuit Boards	$625,884	$382,238
Assembly	84,273	85,448
Other	70,416	189,552
Total assets	$780,573	$657,238

Net sales and operating income (loss) by segment are as follows:

	Year ended December 31,
	2010	2009	2008
Net sales to external customers:
Printed Circuit Boards	$751,933	$340,993	$471,386
Assembly	177,317	141,693	196,552
Other	-	13,761	44,892
Total	$929,250	$496,447	$712,830

Intersegment sales:
Printed Circuit Boards	$11,938	$9,273	$18,398
Assembly	-	13	9
Other	-	363	1,113
Total	$11,938	$9,649	$19,520

Operating income (loss):
Printed Circuit Boards	$68,851	$3,244	$23,838
Assembly	6,208	4,120	8,836
Other	(8,577)	(12,112)	(10,272)
Total	66,482	(4,748)	22,402

Interest expense, net	30,871	34,399	31,585
Amortization of deferred financing costs	1,994	1,954	2,063
Loss on early extinguishment of debt	706	2,357	-
Other, net	1,233	3,502	(711)
Income (loss) before income taxes	$31,678	$(46,960)	$(10,535)

Capital expenditures and depreciation expense by segment are as follows:

	Year ended December 31,
	2010	2009	2008
Capital expenditures:
Printed Circuit Boards	$54,423	$17,524	$42,920
Assembly	1,584	2,190	2,846
Other	1,003	2,211	3,159
Total capital expenditures	$57,010	$21,925	$48,925

Depreciation expense:
Printed Circuit Boards	$51,984	$45,579	$46,262
Assembly	4,388	4,582	4,979
Other	-	-	2,044
Total depreciation expense	$56,372	$50,161	$53,285

Net sales by country of destination are as follows:

	Year Ended December 31,
	2010	2009	2008
United States	$314,858	$138,632	$264,490
People’s Republic of China, including Hong Kong	188,741	126,105	147,638
Germany	58,046	39,338	56,951
Malaysia	54,948	22,298	19,844
Canada	37,948	15,082	14,115
France	37,551	20,794	29,827
Hungary	36,159	16,323	18,734
Mexico	34,143	21,706	18,570
Thailand	21,162	12,057	5,719
United Kingdom	18,263	8,059	10,309
Singapore	16,754	8,429	9,922
Czech Republic	13,788	11,745	16,009
Portugal	10,426	7,283	8,688
Japan	10,022	7,191	6,191
Sweden	8,973	3,354	506
India	8,006	1,618	1,243
Other	59,462	36,433	84,074
Total	$929,250	$496,447	$712,830

Property, plant and equipment, net by country are as follows:

	December 31,
	2010	2009
People’s Republic of China	$231,821	$193,672
Mexico	2,217	2,877
United States	39,075	2,495
	$273,113	$199,044

17.   Retirement Plans

The Company has a defined contribution retirement savings plan (the “Retirement Plan”) covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service.  The Retirement Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 30% of their compensation or the annual maximum limit prescribed by the Internal Revenue Code.  The Company matches a percentage of the employees’ deferrals and may contribute an additional 1% of employees’ salaries to the Retirement Plan regardless of employee deferrals.  The Company may also elect to contribute an additional profit-sharing contribution to the Retirement Plan at the end of each year.  The Company’s contributions to the Retirement Plan were $206, $295, and $465 for the years ended December 31, 2010, 2009 and 2008, respectively.

18.  Research and Development

Research, development and engineering expenditures for the creation and application of new products and processes were approximately $2,905, $1,225 and $2,157 for the years ended December 31, 2010, 2009 and 2008, respectively.  Research and development is included in the selling, general and administrative line item on the consolidated statements of operations.

19.  Related Party Transactions

Noncontrolling Interest Holder

The Company leases the manufacturing facilities in Huiyang and Huizhou, China and purchases consulting and other services from the noncontrolling interest holder.  During 2010, the Company paid the noncontrolling interest holder $1,080 related to rental and service fees, and $94 was payable to the minority interest holder as of December 31, 2010, related to service fees.  In addition, in August 2010, the Company made a distribution of $783 to the noncontrolling interest holder.

Monitoring and Oversight Agreement

Effective as of January 31, 2003, the Company entered into a monitoring and oversight agreement with Hicks, Muse & Co. Partners L.P. (“HM Co.”), an affiliate of HMTF.  On February 11, 2010, under the terms and conditions of the Recapitalization Agreement (see Note 2), the monitoring and oversight agreement was terminated in consideration for the payment by the Company of a cash termination fee of $4,441.  The consolidated statements of operations include expense related to the monitoring and oversight agreement of $4,441, $1,159 and $1,500 for the years ended December 31, 2010, 2009 and 2008, respectively.  The Company made cash payments of $5,600, $1,500 and $1,500 to HM Co. related to these expenses during the years ended December 31, 2010, 2009 and 2008, respectively.

Compensation of Directors

Effective as of the second quarter of 2010, the Company began paying director fees based on the following rates: the Chairman of the Board receives an annual fee of $120; directors (other than the Chairman) who are not executive officers receive an annual fee of $60; members of the Audit Committee, Compensation Committee and Nominating and Governance Committee receives an additional annual fee of $15, $13 and $10, respectively; and the chairman of the Audit Committee, Compensation Committee and Nominating and Governance Committee receive an additional fee of $15, $13 and $10, respectively. During 2009 and the first quarter of 2010, the Company paid director fees based on the following rates: the Chairman of the Board received an annual fee of $130; directors (other than the Chairman) who were not executive officers received an annual fee of $35; each Audit Committee and Compensation Committee member received an additional annual fee of $12; and the Chairman of the Audit Committee and Compensation Committee each received an additional annual fee of $7.  In addition, Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the Board and its committees.

In 2010, the Company granted the Chairman of the Board 14,839 shares of restricted stock, and granted each director (other than the Chairman) who was not an executive officer 6,856 shares of restricted stock.

20.  Summary of Interim Financial Information (unaudited)

Quarterly financial data for the years ended December 31, 2010 and 2009 is presented below:

	Quarter
	1st	2nd	3rd	4th	Year
2010:
Net sales	$186,640	$239,411	$259,325	$243,874	$929,250
Cost of goods sold	146,139	182,954	198,117	191,500	718,710
Selling, general and administrative	18,695	20,591	20,536	17,636	77,458
Depreciation and amortization	13,000	14,887	14,873	15,322	58,082
Restructuring and impairment	6,309	2,415	26	(232)	8,518
Operating income	2,497	18,564	25,773	19,648	66,482

Net (loss) income	(11,943)	7,077	10,920	9,542	15,596
Noncontrolling interest	137	537	709	661	2,044
Accretion of Class B Senior Convertible preferred stock	1,053	-	-	-	1,053
Conversion of Class A Junior preferred stock	29,717	-	-	-	29,717
Conversion of Class B Senior Convertible preferred stock	105,021	-	-	-	105,021
Net (loss) income attributable to common stockholders	(147,871)	6,540	10,211	8,881	(122,239)
Basic (loss) income per share	$(12.57)	$0.33	$0.51	$0.44	$(6.81)
Diluted (loss) income per share	$(12.57)	$0.33	$0.51	$0.44	$(6.81)
Basic weighted average shares outstanding	11,762,239	19,979,015	19,979,015	19,979,992	17,953,233
Diluted weighted average shares outstanding	11,762,329	19,982,252	19,979,260	20,022,994	17,953,233

2009:
Net sales	$123,437	$120,561	$121,087	$131,362	$496,447
Cost of goods sold	102,876	97,323	96,101	101,844	398,144
Selling, general and administrative	10,204	11,455	10,456	12,958	45,073
Depreciation and amortization	12,984	12,913	12,835	12,620	51,352
Restructuring and impairment	723	3,847	583	1,473	6,626
Operating (loss) income	(3,350)	(4,977)	1,112	2,467	(4,748)

Net loss	(14,500)	(12,864)	(11,444)	(15,909)	(54,717)
Accretion of Class B Senior Convertible preferred stock	2,084	2,085	2,173	2,173	8,515
Net loss attributable to common stockholders	$(16,584)	$(14,949)	$(13,617)	$(18,082)	$(63,232)
Basic and diluted loss per share	$(6.87)	$(6.19)	$(5.64)	$(7.48)	$(26.18)
Basic and diluted weighted average shares outstanding	2,415,266	2,415,266	2,415,266	2,415,266	2,415,266

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Viasystems’ management, including Viasystems’ Chief Executive Officer and Chief Financial Officer, Viasystems has evaluated the effectiveness of Viasystems’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010.  Based on that evaluation, Viasystems’ Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, such disclosure controls and procedures were effective in ensuring information required to be disclosed by Viasystems in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  As of December 31, 2010, under the supervision and with the participation of management, including Viasystems’ Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of Viasystems’ internal control over financial reporting based on the framework contained in the report titled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on that evaluation, management concluded that Viasystems’ internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved as of December 31, 2010.

Management’s assessment of internal control over financial reporting excludes the operations of entities acquired through the Merix Acquisition, which was completed during 2010, as allowed by SEC guidance related to internal controls of recently acquired entities. These operations represented total assets and net assets of $220.9 million and $133.4 million, respectively, as of December 31, 2010, and $301.1 million of revenues for the year ended December 31, 2010. Management did not assess the effectiveness of internal control over financial reporting at these operations because we continue to integrate these operations into our control environment, thus making it impractical to complete an assessment by December 31, 2010.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report, which is included herein.

(d) Changes in Internal Control Over Financial Reporting

There were no changes in Viasystems’ internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Date: February 9, 2011	/s/ David M. Sindelar
David M. Sindelar
Chief Executive Officer

Date: February 9, 2011	/s/ Gerald G. Sax
Gerald G. Sax
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Viasystems Group, Inc.

We have audited Viasystems Group, Inc. and subsidiaries' (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of entities acquired through the Merix Corporation acquisition on February 16, 2010, which is included in the 2010 consolidated financial statements of the Company and constituted $220.9 million and $133.4 million of total and net assets, respectively, as of December 31, 2010, and $301.1 million of revenues for the year then ended.  Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of entities acquired through the Merix Corporation acquisition on February 16, 2010.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Viasystems Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 9, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri
February 9, 2011

Item 9B.                      Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the information to be contained in our 2011 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”). The 2011 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the information to be contained in the 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the information to be contained in the 2011 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the information to be contained in the 2011 Proxy Statement.

 Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the information to be contained in the 2011 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.  Financial Statements

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.	Financial Statement Schedules

None.

3.	Exhibits

The information required by this item is included on the exhibit index that follows the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of February, 2011.

Viasystems Group, Inc.

/s/ David M. Sindelar	/s/ Gerald G. Sax
David M. Sindelar	Gerald G. Sax
Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Christopher R. Isaak
Christopher R. Isaak
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of February, 2011.

/s/ Christopher J. Steffen
Christopher J. Steffen	Chairman of the Board of Directors

/s/ Jack D. Furst
Jack D. Furst	Director

/s/ Edward Herring
Edward Herring	Director

/s/ Robert F. Cummings, Jr.
Robert F. Cummings, Jr.	Director

/s/ Richard A. McGinn
Richard A. McGinn	Director

/s/ Peter Frank
Peter Frank	Director

/s/ Kirby Dyess
Kirby Dyess	Director

/s/ William McCormick
William McCormick	Director

/s/ Michael Burger
Michael Burger	Director

/s/ David M. Sindelar
David M. Sindelar	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy L. Conlon
Timothy L. Conlon	President, Chief Operating Officer and Director

/s/ Gerald G. Sax
Gerald G. Sax	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Christopher R. Isaak
Christopher R. Isaak	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

The following exhibits are filed as part of this Form 10-K or incorporated by reference herein:

Exhibit No.		Exhibit Description
2.1	(5)	Agreement and Plan of Merger, dated as of October 6, 2009, among Viasystems Group, Inc., Maple Acquisition Corp., and Merix Corporation (included as Annex A to the proxy statement/prospectus).
3.1	(8)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.
3.2	(8)	Second Amended and Restated Bylaws of Viasystems Group, Inc.
4.1	(8)	Specimen Common Stock Certificate.
4.2	(1)	Warrant Agreement, dated as of January 31, 2003, by and between Viasystems Group, Inc. and Computershare Investor Services, LLC, as Warrant Agent.
4.3	(6)	Indenture dated as of November 24, 2009, among Viasystems, Inc., the Guarantors party thereto and Wilmington Trust FSB, as Trustee.
4.4	(6)	Form of 12% Senior Secured Note (included as Exhibit A1 to the Indenture filed as Exhibit 4.3 hereto).
4.5	(9)
First Supplemental Indenture, dated as of February 22, 2010, by and among Merix Corporation, Merix Asia, Inc., Viasystems, Inc., the other guarantors as defined in the indenture dated as of November 24, 2009 providing for the issuance of Viasystems, Inc.’s 12.00% Senior Secured Notes due 2015, and Wilmington Trust FSB, as trustee under the Indenture.

4.6	(9)
Second Supplemental Indenture, dated as of February 22, 2010, by and among Viasystems Group, Inc., Viasystems, Inc., the other guarantors as defined in the indenture dated as of November 24, 2009 providing for the issuance of Viasystems, Inc.’s 12.00% Senior Secured Notes due 2015, and Wilmington Trust, FSB, as trustee under the Indenture.

4.7	(3)	Indenture dated May 16, 2006 between Merix Corporation and U.S. Bank National Association as trustee.
4.8	(3)	Form of 4% Convertible Senior Subordinated Note Due 2013 (included in Section 2.2 of the Indenture filed as Exhibit 4.7 hereto).
4.9	(8)	First Supplemental Indenture dated as of February 16, 2010 among Viasystems Group, Inc., Merix Corporation and U.S. Bank National Association, as trustee.
10.1	(1)*	Viasystems Group, Inc. 2003 Equity Incentive Plan.
10.2	(11)*	Viasystems Group, Inc. 2010 Equity Incentive Plan.
10.3	(12)*	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Award Agreement.
10.4	(12)*	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement.
10.5	(2)*	Viasystems Group, Inc. Annual Incentive Compensation Plan.
10.6	(1)*
Amended and Restated Executive Employment Agreement, dated October 13, 2003, among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp., L.L.C., the other subsidiaries party thereto, and David M. Sindelar.

10.7	(1)*	Amended and Restated Executive Employment Agreement, dated January 31, 2003, among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp., L.L.C., and Timothy L. Conlon.
10.8	(13)*
Amended and Restated Executive Employment Agreement, dated as of August 15, 2005, by and among Viasystems Group, Inc., Viasystems, Inc., the other subsidiaries of Viasystems Group, Inc. set forth on the signature page thereto and Gerald G. Sax.

10.9	(1)*	Amended and Restated Executive Employment Agreement, dated as of January 31, 2003, among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp., L.L.C. and Joseph Catanzaro.
10.10	(5)
Recapitalization Agreement, dated as of October 6, 2009, by and among Viasystems Group, Inc., Hicks, Muse, Tate & Furst Equity Fund III, LP and certain of its affiliates, GSC Recovery II, L.P. and certain of its affiliates, and TCW Shared Opportunities Fund III, L.P.

10.11	(5)	Note Exchange Agreement, dated as of October 6, 2009, by and among Viasystems Group, Inc., Maple Acquisition Corp., and the entities listed on Schedule I attached thereto.
10.12	(8)	Stockholder Agreement, dated as of February 11, 2010, by and between Viasystems Group, Inc. and VG Holdings, LLC.
10.13	(6)
Collateral Trust Agreement, dated as of November 24, 2009, among Viasystems, Inc., the guarantors named therein, Wilmington Trust FSB, as trustee and collateral trustee, and the other party lien representatives from time to time party thereto.

10.14	(9)
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

10.15	(10)
Amendment No. 1 to Loan and Security Agreement, dated as of March 24, 2010, by and among Viasystems Technologies Corp., L.L.C. and Merix Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wachovia Capital Finance Corporation (New England), as Agent and Lender.

10.16	(10)
English translation of the Zhongshan 2010 Credit Facility Contract, dated as of March 26, 2010, by and between Kalex Multi-Layer Circuit Board (Zhongshan) Limited, as Borrower, and China Construction Bank Zhongshan Branch, as Lender.

10.17	(4)	English translation of the Huiyang 2009 Credit Facility Contract, dated June 26, 2009, by and between Merix Printed Circuits Technology Limited and Industrial and Commercial Bank of China, Limited.
10.18	(4)	English translation of the Maximum Amount Mortgage Agreement, dated June 26, 2009, by and between Merix Printed Circuits Technology Limited and Industrial and Commercial Bank of China, Limited.
10.19	(7)
English translation of the Lease Agreement on Tong Fu Kang Plant Building (Building A, Shenzhen), dated as of October 26, 2006, by and between Shenzhen Tong Fu Kang Industry Development Co., Ltd and Viasystems Chang Yuan EMS (Shenzhen) Co., Ltd (now known as Viasystems EMS (Shenzhen) Co., Ltd).

10.20	(7)
English translation of the Lease Agreement on Tong Fu Kang Plant Building (Building D, Shenzhen), dated as of May 6, 2003, by and between Shenzhen Tong Fu Kang Industry Development Co., Ltd and Viasystems Chang Yuan EMS (Shenzhen) Co., Ltd (now known as Viasystems EMS (Shenzhen) Co., Ltd).

10.21	(7)	English translation of the Lease Agreement, dated as of October 18, 2008, by and between Qingdao Jijia Electronics Co., Ltd and Qingdao Viasystems Telecommunications Technologies Co., Ltd.
10.22	(7)	Industrial Lease, dated as of April 16, 2008, by and between Verde 9580 Joe Rodriquez LP and Viasystems Technologies Corp., L.L.C.
10.23	(7)	First Amendment to Industrial Lease, dated as of December 8, 2008, by and between Verde 9580 Joe Rodriquez LP and Viasystems Technologies Corp., L.L.C.
10.24	(7)	English translation of the Lease Agreement, dated as of September 1, 2002, by and among Parque Industrial Internacional Mexicano, S.A. de C.V., Electrocomponentes de Mexico, S.A. de C.V.
10.25	(7)
Amendment Agreement to the Lease Agreement, dated as of June 25, 2004, by and among Parque Industrial Internacional Mexicano, S.A. de C.V., Electrocomponentes de Mexico, S.A. de C.V. and Viasystems, Inc.

10.26	(7)
Second Amendment to the Lease Agreement, dated as of October 15, 2007, by and among Banco J.P. Morgan, Sociedad Anónima, Institución de Banca Múltiple, J.P. Morgan Grupo Financiero, División Fiduciaria, International Manufacturing Solutions Operaciones, S. de R.L. de C.V. and Viasystems, Inc.

10.27	(7)
Third Amendment to the Lease Agreement, dated as of August 26, 2009, by and among The Bank of New York Mellon, S.A., Institución de Banca Múltiple (Final Successor of Banco J.P. Morgan, Sociedad Anónima, Institución de Banca Múltiple, J.P. Morgan Grupo Financiero, División Fiduciaria), International Manufacturing Solutions Operaciones, S. de R.L. de C.V. and Viasystems, Inc.

10.28	(12)
English translation of the Lease Agreement on Gutangao Factory Premises and Dormitories, dated as of January 1, 2008, by and between Desai (Huizhou) Group Company Limited and Merix Printed Circuits (Huizhou) Company Limited.

10.29	(13)
English translation of the Lease Supplement, effective January 1, 2011, to the Lease Agreement on Gutangao Factory Premises and Dormitories, dated as of January 1, 2008, by and between Desai (Huizhou) Group Company Limited and Merix Printed Circuits (Huizhou) Company Limited.

10.30	(12)
Lease Agreement, dated as of July 1, 1987, by and between B.S. Enterprises and Data Circuit Systems, Inc., as amended by the Lease Amendments, dated as of June 23, 2000 and July 1, 2007, concerning 335 Turtle Creek Court.

10.31	(12)	Lease Agreement, dated as of September 20, 2005, by and between KML Fremont Investors LLC and Merix San Jose, Inc., concerning 340 Turtle Creek Court.
10.32	(13)
Lease Amendment, dated as of October 1, 2010, to the Lease Agreement, dated as of September 20, 2005, by and between KML Fremont Investors LLC and Merix San Jose, Inc., concerning 340 Turtle Creek Court.

10.33	(12)	Lease Agreement, dated as of January 1, 2010, by and between Gail H. Ducote, Robert D. Ducote and Merix Corporation, concerning 355 Turtle Creek Court.
21.1	(13)	Subsidiaries of Viasystems Group, Inc.
31.1	(13)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a).
31.2	(13)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a).
32.1	(13)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.2	(13)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registration Statement No. 333-113664 on Form S-1/A of Viasystems Group, Inc. filed on April 28, 2004.
(2)	Incorporated by reference to Registration Statement No. 333-114467 on Form S-4/A of Viasystems Group, Inc. filed on June 22, 2004.
(3)	Incorporated by reference to the Form 8-K of Merix Corporation filed on May 16, 2006.
(4)	Incorporated by reference to the Form 8-K of Merix Corporation filed on June 30, 2009.
(5)	Incorporated by reference to the Registration Statement No. 333-163040 on Form S-4 of Viasystems Group, Inc. filed on November 12, 2009.
(6)	Incorporated by reference to the Form 8-K of Viasystems, Inc. filed on December 2, 2009.
(7)	Incorporated by reference to Registration Statement No. 333-163040 on Form S-4/A of Viasystems Group, Inc. filed on December 17, 2009.
(8)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.
(9)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on February 22, 2010.
(10)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on March 30, 2010.
(11)	Incorporated by reference to the Proxy Statement of Viasystems Group, Inc. filed on April 3, 2010.
(12)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems Group, Inc. filed on May 17, 2010.
(13)	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement.

EXHIBIT 21.1
Subsidiaries of Viasystems Group, Inc.

NAME OF ENTITY	JURISDICTION OF ORGANIZATION
Guangzhou Kalex Laminate Company Limited	China
Guangzhou Termbray Circuit Board Company Limited	China
Guangzhou Termbray Electronics Technologies Company Limited	China
Guangzhou Viasystems Commercial Technology Co. Limited	China
Kalex Circuit Board (China) Limited	Hong Kong
Kalex Circuit Board (Guangzhou) Limited	Hong Kong
Kalex Multi-Layer Circuit Board (Zhongshan) Limited	China
Merix Asia Limited	Hong Kong
Merix Asia, Inc.	Oregon
Merix Caymans Holding Company Limited	Cayman Islands
Merix Caymans Trading Company Limited	Cayman Islands
Merix Holding (Singapore) PTE Ltd.	Singapore
Merix Printed Circuits (Huizhou) Limited	China
Merix Printed Circuits Technology Limited	China
Merix Singapore Sales PTE Limited	Singapore
Print Service Holding NV	Netherlands
Qingdao Viasystems Telecommunications Technologies Company Limited	China
Shanghai Viasystems EMS Company Limited	China
Termbray Circuit Board Company Limited	Hong Kong
Termbray Laminate Company Limited	Hong Kong
Viasystems (BVI) Limited	British Virgin Islands
Viasystems (Nantong) Electronic Technologies Company Limited	China
Viasystems (Singapore) PTE Ltd.	Singapore
Viasystems (South China) Company Limited	Hong Kong
Viasystems Asia Pacific Company Limited	Hong Kong
Viasystems Asia Pacific Property B.V.I. Limited	British Virgin Islands
Viasystems BV	Netherlands
Viasystems Canada Holdings, Inc.	Quebec
Viasystems Corporation	Oregon
Viasystems Electronics (Guangzhou) Company Limited	China
Viasystems EMS (Hong Kong) Company Limited	Hong Kong
Viasystems EMS (Shenzhen) Company Ltd.	China
Viasystems Europe Limited	United Kingdom
Viasystems Group, Inc.	Delaware
Viasystems International, Inc.	Delaware
Viasystems Kalex Printed Circuit Board Limited	Hong Kong
Viasystems Mommers BV	Netherlands
Viasystems Research & Development Centre (Guangzhou) Co. Ltd.	China
Viasystems Services BV	Netherlands
Viasystems Services Ltd.	Canada
Viasystems Technologies Corp., L.L.C.	Delaware
Viasystems Technology International Trading (Shanghai) Co. Ltd.	China
Viasystems ULC	Nova Scotia
Viasystems, Inc.	Delaware
Wirekraft Industries, LLC	Delaware