Form 10-Q
period 2011-03-31
VIASYSTEMS GROUP INC
filed 2011-05-03
CIK 1101169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
001-15755
(Commission File Number)
Viasystems Group, Inc.
(Exact name of Registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization)
75-2668620
(I.R.S. Employer Identification No.)
101 South Hanley Road
St. Louis, MO 63105
(314) 727-2087
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of April 30, 2011, there were 20,392,604 shares of Viasystems Group, Inc.’s Common Stock outstanding.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	March, 31	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$80,414	$103,599
Accounts receivable, net	173,210	169,247
Inventories	104,227	94,877
Prepaid expenses and other	27,564	22,940

Total current assets	385,415	390,663
Property, plant and equipment, net	281,197	273,113
Goodwill	97,589	97,589
Intangible assets, net	8,662	9,094
Deferred financing costs, net	7,103	7,607
Other assets	1,478	2,507

Total assets	$781,444	$780,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$10,182	$10,258
Accounts payable	180,873	162,322
Accrued and other liabilities	64,294	83,798

Total current liabilities	255,349	256,378
Long-term debt, less current maturities	215,545	215,139
Other non-current liabilities	47,422	51,951

Total liabilities	518,316	523,468

Stockholders’ equity:
Common stock, $0.01 per share par value, 100,000,000 shares authorized; 20,392,604 and 20,238,085 shares issued and outstanding	204	202
Paid-in capital	2,377,760	2,376,197
Accumulated deficit	(2,127,789)	(2,131,255)
Accumulated other comprehensive income	8,447	7,696

Total Viasystems stockholders’ equity	258,622	252,840
Noncontrolling interest	4,506	4,265

Total stockholders’ equity	263,128	257,105

Total liabilities and stockholders’ equity	$781,444	$780,573

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$238,710	$186,640
Operating expenses:
Cost of goods sold, exclusive of items shown separately	193,188	146,139
Selling, general and administrative	18,170	18,695
Depreciation	15,860	12,630
Amortization	436	370
Restructuring and impairment	(134)	6,309

Operating income	11,190	2,497
Other expense:
Interest expense, net	7,208	8,902
Amortization of deferred financing costs	504	466
Loss on early extinguishment of debt	—	706
Other, net	289	515

Income (loss) before income taxes	3,189	(8,092)
Income taxes	(589)	3,851

Net income (loss)	$3,778	$(11,943)

Less:
Net income attributable to noncontrolling interest	$312	$137
Accretion of Redeemable Class B Senior Convertible preferred stock	—	1,053
Conversion of Mandatory Redeemable Class A Junior preferred stock	—	29,717
Conversion of Redeemable Class B Senior Convertible preferred stock	—	105,021

Net income (loss) attributable to common stockholders	$3,466	$(147,871)

Basic earnings (loss) per share	$0.17	$(12.57)

Diluted earnings (loss) per share	$0.17	$(12.57)

Basic weighted average shares outstanding	19,980,153	11,762,329

Diluted weighted average shares outstanding	20,100,961	11,762,329

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$3,778	$(11,943)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,296	13,000
Non-cash stock compensation expense	1,565	130
Amortization of deferred financing costs	504	466
Deferred income taxes	457	2,954
Amortization of original issue discount on 2015 Notes	399	399
Non-cash impact of exchange rate changes	126	(60)
Loss on disposition of assets, net	41	89
Accretion of Class A Junior preferred stock dividends	—	871
Amortization of preferred stock discount	—	444
Loss on early extinguishment of debt	—	706
Change in assets and liabilities:
Accounts receivable	(3,963)	(15,332)
Inventories	(9,350)	(1,653)
Prepaid expenses and other	(3,283)	(1,429)
Accounts payable	18,551	10,052
Accrued and other liabilities	(24,174)	(3,078)

Net cash provided by (used in) operating activities	947	(4,384)

Cash flows from investing activities:
Capital expenditures	(24,028)	(9,521)
Proceeds from disposals of property	43	—
Acquisition of Merix	—	(35,326)
Cash acquired in acquisition of Merix	—	13,667

Net cash used in investing activities	(23,985)	(31,180)

Cash flows from financing activities:
Repayment of capital lease obligation	(76)	(26)
Distribution to noncontrolling interest	(71)	—
Repayment of 10.5% Senior Subordinated Notes	—	(105,904)
Change in restricted cash	—	105,734
Proceeds from borrowings under credit facilities	10,000	10,000
Repayments of borrowings under credit facilities	(10,000)	—
Financing and other fees	—	(2,159)

Net cash (used in) provided by financing activities	(147)	7,645

Net change in cash and cash equivalents	(23,185)	(27,919)
Cash and cash equivalents, beginning of the period	103,599	108,993

Cash and cash equivalents, end of the period	$80,414	$81,074

Supplemental cash flow information:
Interest paid	$13,376	$5,558

Income taxes paid, net	$2,817	$2,452

Supplemental disclosure of noncash transactions:
Fair value of common shares issued for acquisition of Merix	$—	$75,877

Fair value of common shares issued in exchange for Mandatory redeemable Class A Junior preferred stock	$—	$149,868

Fair value of common shares issued in exchange for Redeemable Class B Senior Convertible preferred stock	$—	$117,970

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. and its subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.
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
Estimates and assumptions are used in accounting for the following significant matters, among others:
•	allowances for doubtful accounts;
•	inventory valuation;
•	fair value of derivative instruments and related hedged items;
•	fair value of assets acquired and liabilities assumed in acquisitions;
•	useful lives of property, plant, equipment and intangible assets;
•	long-lived and intangible asset impairments;
•	restructuring charges;
•	warranty and product returns allowances;
•	deferred compensation agreements;
•	tax related items;
•	contingencies; and
•	fair value of options granted under the Company’s stock-based compensation plans.

Actual results may differ from previously estimated amounts, and such differences may be material to the Company’s consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period in which the revision is made. The Company does not consider as material any revisions made to estimates or assumptions during the periods presented in the accompanying condensed consolidated financial statements.
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
The Company is a party to contracts and agreements with other third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At March 31, 2011 and December 31, 2010, other non-current liabilities include $12,925 and $12,919, respectively, of accruals for potential claims in connection with such indemnities.
Viasystems’ certificate of incorporation provides that none of the directors and officers of the Company bear the risk of personal liability for monetary damages for breach of fiduciary duty as a director or officer except in cases where the action involves a breach of the duty of loyalty, acts in bad faith or intentional misconduct, the unlawful payment of dividends or repurchasing of capital stock, or transactions from which the director or officer derived improper personal benefits.
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
Earnings or Loss Per Share
The Company computes basic earnings (loss) per share by dividing its net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The computation of diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the period plus, to the extent they are dilutive, common stock equivalents which would arise from i) the exercise of stock options, ii) the conversion of convertible debt and iii) the weighted average number of unvested restricted stock awards outstanding.

The components used in the computation of basic and diluted earnings (loss) per share attributable to common stockholders were as follows:

	Three Months Ended March 31,
	2011	2010
Net income (loss) attributable to common stockholders	$3,466	$(147,871)

Weighted average shares — basic	19,980,153	11,762,329
Dilutive effect of stock options	3,257	—
Dilutive effect of restricted stock awards	117,551	—

Weighted average shares — diluted	20,100,961	11,762,329

Net income (loss) per share attributable to common stockholders — basic	$0.17	$(12.57)

Net income (loss) per share attributable to common stockholders — diluted	$0.17	$(12.57)

For the three months ended March 31, 2011 and 2010, convertible debt, as well as “out of the money” stock options outstanding of 1,678,424 and 209,380, respectively, were excluded from the calculation of diluted net income (loss) per share because their inclusion would be anti-dilutive.
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
The Company’s financial instruments consist of cash equivalents, accounts receivable, long-term debt, and other long-term obligations. For cash equivalents, accounts receivable and other long-term obligations, the carrying amounts approximate fair value. The estimated fair market values of the Company’s debt instruments and cash flow hedges are as follows:

	March 31, 2011
	Fair	Carrying
	Value	Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$245,300	$213,950	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges	1,015	1,015	Prepaid expenses and other
Huiyang 2009 Credit Facility	—	—

	December 31, 2010
	Fair	Carrying
	Value	Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$244,889	$213,551	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges	20	20	Prepaid expenses and other
Huiyang 2009 Credit Facility	—	—

The Company determined the fair values of the Senior Secured Notes due 2015 using quoted market prices for the notes. The Company estimated the fair value of the Senior Subordinated Convertible Notes due 2013 to be their par value based upon their most recent trading activity. As the balance owed on the Zhongshan 2010 Credit Facility (see Note 5) bears interest at a variable rate, the carrying value of this debt instrument approximates its fair value.
Noncontrolling Interest
In connection with the Merix Acquisition (see Note 2), the Company acquired a majority interest in manufacturing facilities in Huiyang and Huizhou, China, in which a noncontrolling interest holder retained an ownership of 5% and 15%, respectively. The noncontrolling interest is reported as a component of equity, and the net income attributable to the noncontrolling interest is reported as a reduction from net income (loss) to arrive at net income (loss) attributable to the Company’s common stockholders. The Company leases the manufacturing facilities in Huiyang and Huizhou, China and purchases consulting and other services from the noncontrolling interest holder. During the three months ended March 31, 2011 and 2010, the Company paid the noncontrolling interest holder $216 and $133, respectively, related to rental and service fees.
A reconciliation of noncontrolling interest for the three months ended March 31, 2011 and 2010, is as follows:

	2011	2010
Balance, beginning of year	$4,265	$—
Noncontrolling interest acquired in connection with Merix Acquisition	—	2,680
Net income attributable to noncontrolling interest	312	137
Distribution to noncontrolling interest holder	(71)	—

Balance, March 31,	$4,506	$2,817

2. The Merix Acquisition
On February 16, 2010, the Company acquired Merix Corporation (“Merix”) in a transaction pursuant to which Merix became a wholly owned subsidiary of the Company (the “Merix Acquisition”). The following unaudited pro forma information presents the combined results of operations of Viasystems and Merix for the three months ended March 31, 2010, as if the Merix Acquisition had been completed on January 1, 2010, with adjustments to give effect to pro forma events that are directly attributable to the Merix Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may have resulted from the consolidation of the operations of the companies, nor do they include restructuring expenses incurred related to the Merix Acquisition and related transactions. Accordingly, these unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma results of operations:

Three Months
Ended
March 31,
2010
Net sales	$228,595

Net income	$1,305

3. Inventories
The composition of inventories is as follows:

	March 31,	December 31,
	2011	2010
Raw materials	$41,389	$33,175
Work in process	28,389	24,610
Finished goods	34,449	37,092

Total	$104,227	$94,877

Inventories are stated at the lower of cost (valued using the first-in, first-out method) or market.
4. Property, Plant and Equipment
The composition of property, plant and equipment is as follows:

	March 31,	December 31,
	2011	2010
Land and buildings	$84,501	$84,187
Machinery, equipment and systems	531,335	510,388
Leasehold improvements	45,302	43,690
Construction in progress	7,212	7,017

	668,350	645,282
Less: Accumulated depreciation	(387,153)	(372,169)

Total	$281,197	$273,113

5. Credit Facilities and Long-term Debt
The composition of long-term debt is as follows:

	March 31,	December 31,
	2011	2010

Senior Secured Notes due 2015	$213,950	$213,551
Senior Secured 2010 Credit Facility	—	—
Zhongshan 2010 Credit Facility	10,000	10,000
Senior Subordinated Convertible Notes due 2013	895	895
Huiyang 2009 Credit Facility	—	—
Capital leases	882	951

	225,727	225,397
Less: Current maturities	(10,182)	(10,258)

	$215,545	$215,139

As of March 31, 2011, $10,000 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $417, and approximately $92,339 of the credit facilities were unused and available.

Senior Secured Notes due 2015
The Company’s $220,000 12% Senior Secured Notes due 2015 (the “2015 Notes”) were issued at an original issue discount (“OID”) of 96.269%. The OID was recorded on the Company’s balance sheet as a reduction of the liability for the 2015 Notes, and is being amortized to interest expense over the life of the 2015 Notes. As of March 31, 2011, the unamortized OID was $6,050.
Senior Secured 2010 Credit Facility
The Company’s senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility”) provides a secured revolving credit facility in an aggregate principal amount of up to $75,000 with an initial maturity of four years. As of March 31, 2011, the Senior Secured 2010 Credit Facility was undrawn, and approximately $58,719 was unused and available based on eligible collateral.
Zhongshan 2010 Credit Facility
In March 2011, the Company’s Kalex Multi-layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary renewed its unsecured revolving credit facility (the “Zhongshan 2010 Credit Facility”) with China Construction Bank, Zhongshan Branch, which included an increase in the credit facility to 250 million Renminbi (“RMB”) (approximately $38,130 U.S. dollars based on the exchange rate as of March 31, 2011). As of March 31, 2011, $10,000 in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of LIBOR plus 4.6%, and approximately $28,130 of the revolving credit facility was unused and available.
Huiyang 2009 Credit Facility
The Company’s secured revolving credit facility between its Merix Printed Circuits Technology Limited (Huiyang) subsidiary and Industrial and Commercial Bank of China, Limited (“ICBC”) (the “Huiyang 2009 Credit Facility”) provides for borrowing denominated in RMB and foreign currencies, including the U.S. dollar. As of March 31, 2011, the Huiyang 2009 Credit Facility was undrawn, and $5,490 of the facility was unused and available.
Senior Subordinated Convertible Notes due 2013
The Company’s 4.0% senior subordinated convertible debt obligations due 2013 (the “2013 Notes”) are convertible at the option of the holder into shares of the Company’s common stock at a ratio of 7.367 shares per $1,000 principal amount, subject to certain adjustments, which is equivalent to a conversion price of $135.74 per share. The 2013 Notes are general unsecured obligations of the Company and are subordinate in right of payment to all the Company’s existing and future senior debt. As of March 31, 2011, $895 aggregate principal amount of the 2013 Notes was outstanding.
6. Restructuring and Impairment
The reserve for restructuring activities at March 31, 2011, includes accruals for liabilities incurred as part of i) restructuring activities initiated during the first quarter of 2010 to realize certain cost synergies identified in the Merix Acquisition (the “2010 Acquisition Restructuring”) and ii) restructuring activities initiated during 2001 as a result of the economic downturn that began in 2000 and continued into early 2003 and resulted in plant shutdowns and downsizings which continued through 2005 (the “2001 Restructuring”). As of March 31, 2011, the reserve for restructuring and impairment charges includes $555 and $668, related to the 2010 Acquisition Restructuring and the 2001 Restructuring, respectively.

The following tables summarize changes in the reserve for restructuring charges for the three months ended March 31, 2011 and 2010:

		Three Months Ended March 31, 2011
	Reserve		Cash			Reserve
	12/31/10	Reversals	Payments	Adjustments		3/31/11
Restructuring Activities:
Personnel and severance	$445	$(134)	$(73)	$—		$238
Lease and other contractual commitments	1,277	—	(300)	8	(a)	985

Total restructuring charges	$1,722	$(134)	$(373)	$8		$1,223

		Three Months Ended March 31, 2010
	Reserve		Cash			Reserve
	12/31/09	Charges	Payments	Adjustments		3/31/10
Restructuring Activities:
Personnel and severance	$843	$824	$(596)	$—		$1,071
Lease and other contractual commitments	2,481	5,485	(6,367)	740	(b)	2,339

Total restructuring charges	$3,324	$6,309	$(6,963)	$740		$3,410

(a)	Represents $8 of accretion of interest on discounted restructuring liabilities.

(b)	Represents $732 of restructuring liabilities assumed in the Merix Acquisition and $8 of accretion of interest on discounted restructuring liabilities.
During the three months ended March 31, 2011, the Company reversed $134 of accrued severance related to the 2010 Acquisition Restructuring as a result of higher than expected employee attrition, which reduced the number of planned involuntary terminations.
The Company recorded $6,309 of restructuring charges for the three months ended March 31, 2010, of which $2,246 was incurred in the Printed Circuit Boards segment related to the 2010 Acquisition Restructuring, and $4,063 of which was incurred in “Other,” which primarily related to the cancellation of a monitoring and oversight agreement in connection with a recapitalization of the Company immediately prior to the Merix Acquisition.
7. Derivative Financial Instruments and Cash Flow Hedging Strategy
The Company uses foreign exchange forward contracts that are designated and qualify as cash flow hedges to manage certain foreign exchange rate risks. The Company’s objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. The Company’s foreign currency exposure arises from the transacting of business in a currency other than the U.S. dollar, which is the currency in which the Company incurs the majority of its costs.
The Company enters into foreign exchange forward contracts after considering future use of foreign currencies, desired foreign exchange rate sensitivities and the foreign exchange rate environment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments to be used and the hedged items, as well as the risk management objective for undertaking the hedge transactions. The term over which the Company hedges exposure to the exchange rate variability of future cash flows is generally less than one year.
The Company recognizes all such derivative contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value (see Note 1) through adjustments to other comprehensive income, current earnings, or both, as appropriate. Accumulated other comprehensive income as of March 31, 2011, and December 31, 2010, included deferred gains of $771 (net of taxes of $244) and $20 (net of tax of $0), respectively.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs (see Note 1). As of March 31, 2011, and December 31, 2010, all of the Company’s derivatives were in the form of Chinese RMB foreign exchange forward contracts which were designated and qualified as cash flow hedging instruments. The following table summarizes the Company’s outstanding derivative contracts:

	March 31,	December 31,
	2011	2010
Notional amount, in thousands of Chinese RMB	1,451,595	589,923
Weighted average remaining maturity, in months	4.8	5.5
Weighted average exchange rate to one U.S. Dollar	6.517	6.543
Deferred gain measured at fair value, net of taxes	$771	$20
Balance sheet location of deferred gain	Prepaid expenses and other	Prepaid expenses and other
The realized gain or loss upon the settlement of foreign exchange forward contracts is recorded in cost of goods sold at the time of settlement. For the three months ended March 31, 2011 and 2010, gains of $70 and losses of $178, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts.
8. Stock-based Compensation
Stock compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31,
	2011	2010
Cost of goods sold	$130	$27
Selling, general and administrative	1,435	103

	$1,565	$130

Stock Options
The following table summarizes the stock option activity from January 1, 2011, through March 31, 2011:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2010	1,194,640	$43.13
Granted	516,784	20.38
Exercised	—	—
Forfeited	(21,836)	26.14

Outstanding at March 31, 2011	1,689,588	36.39

Options exercisable at March 31, 2011	197,710	$150.99

There were no stock options granted during the three months ended March 31, 2010. For options granted during the three months ended March 31, 2011, the fair value of each option grant was estimated on the date of the grant to be $10.19 using the Black-Scholes option-pricing model with the following assumptions:

Expected life of options	4.3 years
Risk free interest rate	2.39%
Expected volatility of stock	60.72%
Expected dividend yield	None
The Company’s common stock was listed and began trading on the NASDAQ on February 17, 2010. As there was insufficient historical data about the Company’s common stock performance and stock option activity, the Company estimated the expected volatility of the underlying shares based on the blended historical stock volatility of peer companies, and estimated the expected life of new option grants using the simplified method.
The following table summarizes information regarding outstanding stock options as of March 31, 2011:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number of	remaining	exercise	Number of	exercise
Exercise Price	Options	contractual life	price	options	price
$14.42 to 21.88	1,491,878	6.4 years	$21.21	—	$—
$150.99	197,710	2.9 years	$150.99	197,710	$150.99

	1,689,588	6.0 years	$36.39	197,710	$150.99

Restricted Stock Awards
The following table summarizes restricted stock activity from January 1, 2011, through March 31, 2011:

		Weighted
		Average
		Grant Date
		Per Share
	Shares	Fair Value
Outstanding at December 31, 2010	257,932	$16.60
Granted	154,519	20.41
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2011	412,451	$18.03

There was no restricted stock granted during the three months ended March 31, 2010.
9. Income Taxes
The Company’s income tax provision relates to i) taxes provided on its pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax related contingencies such as uncertain tax positions. Taxes provided on pre-tax income relate primarily to the Company’s profitable operations in China and Hong Kong. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, the Company has not recognized certain income tax benefits in those jurisdictions for certain expenses, including the Company’s substantial interest expense. For the three months ended March 31, 2011, the Company’s tax provision includes net expense of $3,487 related to pre-tax earnings and a net benefit of $4,076 related to other tax matters, including a reversal of $5,260 of uncertain tax positions due to lapsing of the applicable statute of limitations. For the three months ended March 31, 2010, the Company’s tax provision included net expense of $2,504 related to its pre-tax earnings and net expense of $1,347 related to other tax matters.

10. Comprehensive Income (Loss)
The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$3,778	$(11,943)
Change in fair value of derivatives, net of taxes	751	120

Comprehensive income (loss)	$4,529	$(11,823)

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
Total assets by segment are as follows:

	March 31,	December 31,
	2011	2010

Total assets:
Printed Circuit Boards	$658,444	$625,884
Assembly	92,132	84,273
Other	30,868	70,416

Total assets	$781,444	$780,573

Net sales and operating income by segment, together with a reconciliation to income (loss) before income taxes, are as follows:

	Three Months Ended
	March 31,
	2011	2010
Net sales to external customers:
Printed Circuit Boards	$192,723	$150,602
Assembly	45,987	36,038

Total	$238,710	$186,640

Intersegment sales:
Printed Circuit Boards	$3,502	$2,147
Assembly	—	—

Total	$3,502	$2,147

Operating income (loss):
Printed Circuit Boards	$9,786	$9,427
Assembly	1,404	994
Other	—	(7,924)

Total	11,190	2,497

Interest expense, net	7,208	8,902
Amortization of deferred financing cost	504	466
Loss on early extinguishment of debt	—	706
Other, net	289	515

Income (loss) before income taxes	$3,189	$(8,092)

12. Shelf Registration Statement
Effective as of April 7, 2011, the Company filed a shelf registration statement with the Securities and Exchange Commission that will allow it to sell up to $150,000 of equity or other securities described in the registration statement in one or more offerings. The shelf registration statement gives the Company greater flexibility to raise funds from the sale of its securities, subject to market conditions and its capital needs. In addition, the shelf registration statement includes shares of the Company’s common stock currently owned by VG Holdings, LLC, such that VG Holdings, LLC may offer and sell, from time to time, up to 15,562,558 shares of the Company’s common stock. The Company will not receive any proceeds from the sale of common stock by VG Holdings, LLC, but may incur expenses in connection with the sale of those shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.
We have made certain “forward-looking” statements in this Quarterly Report on Form 10-Q under the protection of the safe harbor of forward-looking statements within the meaning of the Private Securities Litigation Act. Such forward-looking statements include those statements made in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “anticipates,” “intends,” “plans,” “estimates” or the negative thereof or other similar expressions or comparable terminology.
Forward-looking statements involve risks, uncertainties and assumptions and are not guarantees of future events and results. Actual results may differ materially from anticipated results expressed or implied in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this Quarterly Report on Form 10-Q, except to the extent required by law.
You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, global economic conditions, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our substantial indebtedness and our ability to comply with the terms thereof and being controlled by VG Holdings, LLC (“VG Holdings”). Please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, for additional factors that could materially affect our financial performance.
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
We have ten manufacturing facilities, including two in the United States and eight located outside of the United States that allow us to take advantage of low cost, high quality manufacturing environments, while serving a broad base of customers around the globe. Our PCB products are produced in our two domestic facilities and four of our seven facilities in China. Our E-M Solutions products and services are provided from our other three facilities in China and our one facility in Mexico. In addition to our manufacturing facilities, in order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

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
Business Overview
We have been working with our customers and suppliers to determine the effect on the supply of electronic components from Japan stemming from the earthquake on March 11, 2011, and the resulting tsunami, aftershocks and nuclear incidents. While we expect only minor impacts on the flow of supplies directly into our operations, it is less clear what the possible impacts on our customers’ future order patterns may be. Reports of temporary cessation of production in automobile and other factories suggest that component sourcing matters unrelated to our business may result in customers deferring orders of PCBs and assemblies.
Our results for the first quarter of 2011 reflect increasing costs of labor and materials, especially at our facilities in China. In addition to minimum wage increases, the Chinese government implemented employment based social taxes on foreign-owned enterprises. A continued tightening of labor resources in China resulted in higher than usual levels of overtime pay costs at several of our PCB facilities. In addition to increased costs for commodities like copper and gold, a sustained high demand for electronic components allowed our materials suppliers to command higher prices for their products. As these trends continue, we expect we will experience sustained higher material costs through the end of 2011, especially if the tragedies in Japan result in reduced market supply of component materials. As a result of these factors, we are actively engaged in negotiations for selling price increases to compensate for labor and materials cost increases.
As a component manufacturer, our sales trends generally reflect the market conditions in the industries we serve. In the automotive sector, we are adding capacity at our principal automotive qualified PCB manufacturing facility and are working to achieve automotive qualifications at our other PCB facilities i) as a result of increasing demand and ii) in anticipation of the expiration of the lease of our facility in Huizhou, China at the end of 2012. In the industrial & instrumentation market, we have experienced increased demand from our broad base of customers, and we expect sales trends in this diverse market will follow global economic trends. The telecommunications end-user market remains dynamic as the customers we supply produce a mixture of products which include both new cutting edge applications as well as more mature products with varying levels of demand. We continue to try to position ourselves to take advantage of growth opportunities related to the introduction of next generation wireless technology standards. In the computer and datacom market, we continue to pursue new customers and programs for both our Printed Circuit Boards and Assembly segments, especially in the high-end server and storage sectors. In the military and aerospace market, we continue to pursue market share gains as a result of continuing customer qualification activity and the NADCAP accreditation received by our Forest Grove, Oregon facility and the AS9100 certification received by our Huiyang, China facility in 2010; however, overall demand trends in this market may be negatively impacted by the ongoing budget debate in Washington.

Results of Operations
Three Months Ended March 31, 2011, Compared with the Three Months Ended March 31, 2010
Net Sales. Net sales for the three months ended March 31, 2011, were $238.7 million, representing a $52.1 million, or 27.9%, increase from net sales during the same period in 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales increased by approximately $10.1 million, or 4.4% to $238.7 million for the three months ended March 31, 2011, as compared to the same period in 2010.
Net sales by end-user market for the three months ended March 31, 2011 and 2010, on a historical basis, and as of March 31, 2010, on a pro forma basis as if the Merix Acquisition had been completed on January 1, 2010, were as follows:

	Historical		Pro Forma
End-User Market (dollars in millions)	2011	2010	2010
Automotive	$90.7	$72.4	$80.6
Industrial & Instrumentation	61.7	44.4	53.9
Telecommunications	43.9	39.3	50.9
Computer and Datacommunications	31.3	25.3	32.9
Military and Aerospace	11.1	5.2	10.3

Total Net Sales	$238.7	$186.6	$228.6

Our net sales of products for end use in the automotive market increased by approximately $18.3 million, or 25.3% during the three months ended March 31, 2011, compared to the same period in 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for end use in this market increased by approximately $10.1 million, or 12.5% to $90.7 million for the three months ended March 31, 2011, as compared to the same period in 2010. The increase is a result of increased global demand from our automotive customers, partially offset by a temporary reduction in production capacity at our principal automotive qualified PCB facility due to unscheduled maintenance.
Net sales of products ultimately used in the industrial & instrumentation markets for the three months ended March 31, 2011, increased by approximately $17.3 million, or 39.0% compared to the same period in 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for end use in this market increased by approximately $7.8 million, or 14.5% to $61.7 million for the three months ended March 31, 2011, as compared with the same period in 2010. The increase in net sales was driven primarily by increased global demand across our broad base of customers, including wind power and elevator controls related programs, as well as new customer and program wins.
Net sales of products ultimately used in the telecommunications market increased by approximately $4.6 million, or 11.7% for the quarter ended March 31, 2011, as compared to the quarter ended March 31, 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for use in this end market decreased by approximately $7.0 million, or 13.8% to $43.9 million for the three months ended March 31, 2011, as compared to the same period in 2010. The pro forma sales decline is primarily a result of reduced demand for certain programs we supply and inventory corrections from one of our larger customers. While we have seen some stabilization in the global telecommunications market, this industry remains dynamic.
During the first quarter of 2011, net sales of our products for use in the computer and datacommunications market increased by approximately $6.0 million, or 23.7%, as compared to the same period in the prior year. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for use in this end market decreased by approximately $1.6 million, or 4.9% to $31.3 million for the three months ended March 31, 2011, as compared with the same period in 2010. The decrease was driven by reduced demand from a large datacommunications customer, partially offset by sales associated with new customers and programs.

Net sales to the military and aerospace end-user market increased $5.9 million or 113.5% to $11.1 million for the quarter ended March 31, 2011, as compared to the quarter ended March 31, 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for use in the military and aerospace end-user market increased by approximately $0.8 million, or 7.8% to $11.1 million for the three months ended March 31, 2011, as compared with the same period in 2010. The increase is primarily a result of market share growth stemming from customer qualification activities initiated during 2010.
Net sales by segment for the three months ended March 31, 2011 and 2010, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2011	2010	2010
Printed Circuit Boards	$196.2	$152.7	$194.7
Assembly	46.0	36.0	36.0
Eliminations	(3.5)	(2.1)	(2.1)

Total Net Sales	$238.7	$186.6	$228.6

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended March 31, 2011, increased by $43.5 million, or 28.5% to $196.2 million. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended March 31, 2011, increased by $1.5 million or less than one percent. This modest increase is a result of increases in net sales in our automotive, industrial & instrumentation and military and aerospace end-user markets, partially offset by a decline in net sales in our telecommunications and computer and datacommunications end-user markets.
Assembly segment net sales increased by $10.0 million, or 27.8% to $46.0 million for the three months ended March 31, 2011, compared with the first quarter of 2010. The increase was primarily the result of improved demand in wind power and elevator controls related programs in our industrial & instrumentation end-user market.
Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the three months ended March 31, 2011, was $193.2 million, or 80.9% of consolidated net sales. This represents a 2.6 percentage point increase from the 78.3% of consolidated net sales for the first quarter of 2010.
The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs. Our results for the first quarter of 2011 reflect increasing costs of labor and materials, significant unscheduled maintenance at one of our PCB facilities, and inefficiencies in connection with restarting production after scheduled shutdowns around the time of the Chinese New Year holiday. The increase in labor costs was due to minimum wage increases and newly implemented employment based social taxes in China, as well as a labor shortage in some parts of China which contributed to higher than usual attrition, resulting in increased overtime costs and the payment of retention bonuses. The increase in materials costs was due to increased costs for commodities like copper and gold, as well as a sustained high demand for electronic components in our industry which allowed our materials suppliers to command higher prices for their products. We expect we will continue to experience significant pressures on materials costs and wages during the remainder of 2011.

Cost of goods sold during the first quarter of 2010 reflected an inventory fair value adjustment of approximately $0.9 million related to the Merix Acquisition, which negatively impacted the ratio of cost of goods sold to net sales in that period.
Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. Costs as a percentage of sales during the first quarter were negatively impacted by increased labor and material costs.
Selling, General and Administrative Costs. Selling, general and administrative costs decreased $0.5 million, or 2.8% to $18.2 million for the three months ended March 31, 2011, compared to the same period in the prior year. The net decline in selling, general and administrative costs is a result of i) a net $3.6 million decline in costs relating to acquisitions and equity registrations and ii) reduced incentive compensation expense, partially offset by i) a $1.4 million increase in non-cash stock compensation expense related to awards under our 2010 Equity Incentive Plan, ii) costs associated with annual management meetings which had been suspended in 2010 and iii) the impact of three full months of selling, general and administrative costs associated with the legacy Merix operations as compared with approximately one and one half months of costs incurred subsequent to the mid-February acquisition date during the same period in 2010.
Depreciation. Depreciation expense for the three months ended March 31, 2011, was $15.9 million, including $14.8 million related to our Printed Circuit Boards segment and $1.1 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $3.3 million, or 28.7% compared to the same period last year primarily as a result of increased investments in new equipment during the past twelve months and the effect of approximately 1.5 months of additional depreciation during the period on fixed assets acquired through the Merix Acquisition. Depreciation expense in our Assembly segment was essentially unchanged as compared to the same period last year.
Restructuring and Impairment. For the three months ended March 31, 2010, we recorded restructuring charges associated with the Merix Acquisition and related transactions which totaled approximately $6.3 million. These charges included approximately $0.8 million related to personnel and severance and approximately $5.5 million related to leases and other contractual commitments.
Operating Income. Operating income of $11.2 million for the three months ended March 31, 2011, represents an increase of $8.7 million compared to operating income of $2.5 million of the three months ended March 31, 2010. The primary sources of operating income (loss) for the three months ended March 31, 2011 and 2010, were as follows:

Source (dollars in millions)	2011	2010
Printed Circuit Boards segment	$9.8	$9.4
Assembly segment	1.4	1.0
Other	—	(7.9)

Operating income	$11.2	$2.5

Operating income from our Printed Circuit Boards segment increased by $0.4 million to $9.8 million for the three months ended March 31, 2011, compared to $9.4 million of operating income for the same period in the prior year. The increase is primarily the result of increased sales volume and reduced restructuring and selling, general and administrative costs, partially offset by higher levels of cost of goods sold relative to sales and increased depreciation costs.
Operating income from our Assembly segment was $1.4 million for the three months ended March 31, 2011, compared to operating income of $1.0 million in the first quarter of 2010. The increase is primarily the result of increased sales volume.

The operating loss in the “Other” segment for the three months ended March 31, 2010, relates to $4.1 million of restructuring charges and $3.9 million of merger related professional fees and other costs related to the Merix Acquisition.
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
We use Adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact future operating cash flows, as follows:
•
Restructuring and Impairment Charges — which consist primarily of facility closures and other headcount reductions. Historically, a significant amount of these restructuring charges have been non-cash charges related to the write-down of property, plant and equipment to estimated net realizable value. We exclude these restructuring and impairment charges to more clearly reflect our ongoing operating performance.

•
Stock Compensation — non-cash charges associated with recognizing the fair value of stock options and restricted stock awards granted to employees and directors. We exclude these charges to more clearly reflect comparable year-over-year cash operating performance.

•
Costs Relating to Acquisitions and Equity Registrations — professional fees and other non-recurring costs and expenses associated with mergers and acquisition activity as well as costs associated with capital transactions, such as equity registrations. We exclude these costs and expenses because they are not representative of our customary operating expenses.

Reconciliations of operating income to Adjusted EBITDA for the three months ended March 31, 2011 and 2010, were as follows:

	Three Months Ended
	March 31,
Source (dollars in millions)	2011	2010
Operating income	$11.2	$2.5
Add-back:
Depreciation and Amortization	16.3	13.0
Restructuring and impairment	(0.1)	6.3
Non-cash stock compensation expense	1.6	0.1
Costs relating to acquisitions and equity registrations	0.3	4.8

Adjusted EBITDA	$29.3	$26.7

Adjusted EBITDA increased by $2.6 million, or 9.7%, primarily as a result of a 27.9% increase in net sales, partially offset by a 2.6 percentage point increase in costs of goods sold relative to net sales.
Interest Expense, net. Interest expense, net of interest income, was $7.2 million for the three month period ended March 31, 2011, compared to $8.9 million of interest expense, net of interest income, for the quarter ended March 31, 2010. Interest expense related to our 12.0% Senior Secured Notes due 2015 (the “2015 Notes”) is approximately $7.0 million in each quarter as the $220 million principal, the 12.0% interest rate and the amortization of the $8.2 million original issue discount remain unchanged since the notes were issued in 2009. The $1.7 million decrease in interest expense for the quarter ended March 31, 2011, as compared to the same period in the prior year, is primarily a result of the conversion of our Mandatory Redeemable Class A Junior preferred stock (the “Class A Preferred”) to common shares in 2010. Interest expense related to the Class A Preferred was approximately $2.1 million for the three months ended March 31, 2010.
Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax related contingencies such as uncertain tax positions. Taxes provided on pre-tax income relate primarily to our profitable operations in China and Hong Kong. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized certain income tax benefits in those jurisdictions for certain expenses, including our substantial interest expense. For the three months ended March 31, 2011, the our tax provision includes net expense of $3.5 million related to pre-tax earnings and a net benefit of $4.1 million related to other tax matters, including a reversal of $5.3 million of uncertain tax positions due to lapsing of the applicable statute of limitations. We estimate approximately $0.7 million of our liability for uncertain tax positions could be resolved during the remainder of 2011. For the three months ended March 31, 2010, our tax provision included net expense of $2.5 million related to our pre-tax earnings and net expense of $1.3 million related to other tax matters.
Liquidity and Capital Resources
Cash Flow
We believe that cash flow from operations and available cash on hand will be sufficient to fund our recurring capital expenditure requirements and other currently anticipated cash needs for the next 12 months. Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control. We cannot be assured however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under our credit facilities or that we will be able to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness.
Our principal liquidity requirements for the remainder of 2011 will be for i) $13.2 million semi-annual interest payments required in connection with our $220 million 2015 Notes, payable in January and July each year, ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment and v) debt service requirements in connection with our credit facilities. In addition, the potential for acquisitions of other businesses in the future may require additional debt or equity financing.
Net cash provided by operating activities for the three months ended March 31, 2011, was $0.9 million, and net cash used in operating activities for the three months ended March 31, 2010, was $4.4 million. The increase in net cash from operating activities is primarily due to improved net income, partially offset by investments in working capital.

Net cash used in investing activities was $24.0 million for the three months ended March 31, 2011, and primarily relates to capital expenditures, including approximately $6.0 million of the $100.0 million multiyear capacity expansion projects announced in September 2010. Given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions. Since the September 2010 announcement, we have committed or spent approximately $30 million. Due to growing market demand and the need to transfer the production capacity from our Huizhou, China facility to our other PCB facilities in China, we expect to commit to and spend the remaining capital expenditures related to the cpital expansion projects over the next 18 months. Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards. The spending required to meet our customers’ requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. Total capital expenditures by our Printed Circuit Boards segment for the three months ended March 31, 2011 and 2010, were $22.6 million and $8.9 million, respectively.
Net cash used in investing activities was $31.2 million for the three months ended March 31, 2010, and related to cash consideration of $35.3 million paid to acquire Merix Corporation, cash acquired in the acquisition of $13.7 million, and capital expenditures of $9.5 million, of which $8.9 million was in our Printed Circuit Boards segment.
Net cash used in financing activities was $0.1 million for the three months ended March 31 2011, which related to repayments of capital lease obligations and a distribution to our noncontrolling interest holder. Net cash provided by financing activities was $7.6 million for the three months ended March 31, 2010, which related to borrowings on our Zhongshan 2010 Credit Facility, partially offset by financing fees on our Senior Secured 2010 Credit Facility and repayments of capital lease obligations. The repayment of the 2011 Notes in January 2010, was funded by restricted cash held in escrow since the issuance of the 2015 Notes in 2009.
Financing Arrangements
Shelf Registration Statement
With effect from April 7, 2011, we have filed a shelf registration statement with the Securities and Exchange Commission that will allow us to sell up to $150 million of equity or other securities described in the registration statement in one or more offerings. The shelf registration statement gives us greater flexibility to raise funds from the sale of our securities, subject to market conditions and our capital needs. In addition, our shelf registration statement includes shares of our common stock currently owned by VG Holdings, LLC, such that VG Holdings, LLC may offer and sell, from time to time, up to 15,562,558 shares of our common stock. We will not receive any proceeds from the sale of common stock by VG Holdings, LLC, but we may incur expenses in connection with the sale of those shares.

Zhongshan 2010 Credit Facility
In March 2011, our Kalex Multi-layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary renewed its revolving credit facility (the “Zhongshan 2010 Credit Facility”) with China Construction Bank, Zhongshan Branch, which included an increase in the credit facility to 250 million Renminbi (“RMB”) (approximately $38.1 million U.S. dollars based on the exchange rate as of March 31, 2011). As of March 31, 2011, $10.0 million in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of LIBOR plus 4.6%, and approximately $28.1 million of the revolving credit facility was unused and available.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Our hedging operations historically have not been material, and gains or losses from these operations have not been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2011, there were foreign currency hedge instruments outstanding with a nominal value of approximately 1.5 billion Chinese RMB related to our operations in Asia.

Item 4.	Controls and Procedures
As of March 31, 2011, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on May 3, 2011.

VIASYSTEMS GROUP, INC.
By:	/s/ David M. Sindelar
	Name:	David M. Sindelar
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
	Name:	Gerald G. Sax
	Title:	Senior Vice President & Chief Financial Officer (Principal Financial Officer)

By:	/s/ Christopher R. Isaak
	Name:	Christopher R. Isaak
	Title:	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.		Description
3.1	(1)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.
3.2	(1)	Second Amended and Restated Bylaws of Viasystems Group, Inc.
10.1	(2)	Agreement, dated as of October 3, 2002, by and between Viasystems Technologies Corp., L.L.C. and Richard B. Kampf.
10.2	(2)	Agreement, dated as of January 31, 2000, by and between Viasystems Group, Inc. and Brian Barber.
10.3	(3)
English translation of the renewal of the Zhongshan 2010 Credit Facility Contract, dated as of March 25, 2011, by and between Kalex Multi-Layer Circuit Board (Zhongshan) Limited, as Borrower, and China Construction Bank Zhongshan Branch, as Lender and Amendment No. 1 thereto, dated as of March 28, 2011.

31.1	(3)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	(3)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	(3)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.2	(3)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant § 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.

(2)	Incorporated by reference to Registration Statement No. 333-172657 on Form S-3 of Viasystems Group, Inc. filed on March 7, 2011.

(3)	Filed herewith.