Form 10-Q
period 2011-06-30
VIASYSTEMS GROUP INC
filed 2011-08-10
CIK 1101169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
001-15755
(Commission File Number)
Viasystems Group, Inc.
(Exact name of Registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization)
75-2668620
(I.R.S. Employer Identification No.)
101 South Hanley Road
St. Louis, MO 63105
(314) 727-2087
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ YES ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of August 8, 2011, there were 20,393,437 shares of Viasystems Group, Inc.’s Common Stock outstanding.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Viasystems Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	2

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	3

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	4

Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	30

Item 6. Exhibits	32

SIGNATURES	33

EXHIBIT INDEX	34

CERTIFICATIONS

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$71,187	$103,599
Accounts receivable, net	192,479	169,247
Inventories	102,031	94,877
Prepaid expenses and other	31,859	22,940

Total current assets	397,556	390,663
Property, plant and equipment, net	290,217	273,113
Goodwill	97,589	97,589
Intangible assets, net	8,234	9,094
Deferred financing costs, net	6,599	7,607
Other assets	1,633	2,507

Total assets	$801,828	$780,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$10,105	$10,258
Accounts payable	188,660	162,322
Accrued and other liabilities	71,014	83,798

Total current liabilities	269,779	256,378
Long-term debt, less current maturities	215,953	215,139
Other non-current liabilities	46,844	51,951

Total liabilities	532,576	523,468

Stockholders’ equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 20,392,604 and 20,238,085 shares issued and outstanding	204	202
Paid-in capital	2,380,099	2,376,197
Accumulated deficit	(2,124,606)	(2,131,255)
Accumulated other comprehensive income	8,822	7,696

Total Viasystems stockholders’ equity	264,519	252,840
Noncontrolling interest	4,733	4,265

Total stockholders’ equity	269,252	257,105

Total liabilities and stockholders’ equity	$801,828	$780,573

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$270,744	$239,411	$509,454	$426,051
Operating expenses:
Cost of goods sold, exclusive of items shown separately	219,574	182,954	412,762	329,093
Selling, general and administrative	19,268	20,591	37,438	39,286
Depreciation	16,332	14,437	32,192	27,067
Amortization	430	450	866	820
Restructuring and impairment	—	2,415	(134)	8,724

Operating income	15,140	18,564	26,330	21,061
Other expense (income):
Interest expense, net	7,225	7,424	14,433	16,326
Amortization of deferred financing costs	504	513	1,008	979
Loss on early extinguishment of debt	—	—	—	706
Other, net	532	(110)	821	405

Income before income taxes	6,879	10,737	10,068	2,645
Income taxes	3,311	3,660	2,722	7,511

Net income (loss)	$3,568	$7,077	$7,346	$(4,866)

Less:
Net income attributable to noncontrolling interest	$385	$537	$697	$674
Accretion of Redeemable Class B Senior Convertible preferred stock	—	—	—	1,053
Conversion of Mandatory Redeemable Class A Junior preferred stock	—	—	—	29,717
Conversion of Redeemable Class B Senior Convertible preferred stock	—	—	—	105,021

Net income (loss) attributable to common stockholders	$3,183	$6,540	$6,649	$(141,331)

Basic earnings (loss) per share	$0.16	$0.33	$0.33	$(8.89)

Diluted earnings (loss) per share	$0.16	$0.33	$0.33	$(8.89)

Basic weighted average shares outstanding	19,980,153	19,979,015	19,980,153	15,893,378

Diluted weighted average shares outstanding	20,135,530	19,982,252	20,118,247	15,893,378

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net Income (loss)	$7,346	$(4,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,058	27,887
Non-cash stock compensation expense	3,904	415
Amortization of deferred financing costs	1,008	979
Amortization of original issue discount on 2015 Notes	798	798
Loss on disposition of assets, net	408	182
Non-cash impact of exchange rate changes	366	(101)
Deferred income taxes	338	237
Loss on early extinguishment of debt	—	706
Amortization of preferred stock discount	—	871
Accretion of Class A Junior preferred stock dividends	—	444
Change in assets and liabilities:
Accounts receivable	(23,232)	(25,449)
Inventories	(7,154)	(11,531)
Prepaid expenses and other	(7,223)	(3,829)
Accounts payable	26,338	21,214
Accrued and other liabilities	(18,280)	8,132

Net cash provided by operating activities	17,675	16,089

Cash flows from investing activities:
Capital expenditures	(49,808)	(20,405)
Proceeds from disposals of property	104	13
Acquisition of Merix	—	(35,326)
Cash acquired in acquisition of Merix	—	13,667

Net cash used in investing activities	(49,704)	(42,051)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	10,000	10,000
Repayments of borrowings under credit facilities	(10,000)	(10,000)
Distribution to noncontrolling interest	(229)	—
Repayment of capital lease obligations	(154)	(58)
Repayment of 10.5% Senior Subordinated Notes	—	(105,904)
Change in restricted cash	—	105,734
Repayment of 2013 Notes	—	(515)
Financing and other fees	—	(2,223)

Net cash used in financing activities	(383)	(2,966)

Net change in cash and cash equivalents	(32,412)	(28,928)

Cash and cash equivalents, beginning of the period	103,599	108,993

Cash and cash equivalents, end of the period	$71,187	$80,065

Supplemental cash flow information:
Interest paid	$13,616	$5,992

Income taxes paid, net	$6,623	$7,618

Supplemental disclosure of noncash transactions:
Fair value of common shares issued for acquisition of Merix	$—	$75,877

Fair value of common shares issued in exchange for Mandatory redeemable Class A Junior preferred stock	$—	$149,868

Fair value of common shares issued in exchange for Redeemable Class B Senior Convertible preferred stock	$—	$117,970

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. and its subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.
Nature of Business
Viasystems is a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions. The Company’s products are used in a wide range of applications including, for example, automotive engine controls and safety systems, data networking equipment, telecommunications switching equipment, complex medical and technical instruments, and flight control systems.
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
Commitments and Contingencies
The Company is a party to contracts with third party consultants, independent contractors and other service providers in which the Company has agreed to indemnify such parties against certain liabilities in connection with their performance. Based on historical experience and the likelihood that such parties will ever make a claim against the Company, in the opinion of the Company’s management, the ultimate liabilities resulting from such indemnification obligations will not have a material adverse effect on its business, financial condition, results of operations and cash flows.
The Company is a party to contracts and agreements with other third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At June 30, 2011 and December 31, 2010, other non-current liabilities include $12,783 and $12,919, respectively, of accruals for potential claims in connection with such indemnities.
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
The Company is subject to various lawsuits and claims with respect to such matters as product liability, product development and other actions arising in the normal course of business. In the opinion of the Company’s management, the ultimate liabilities resulting from such lawsuits and claims will not have a material adverse effect on its business, financial condition, results of operations and cash flows.
Earnings or Loss Per Share
The Company computes basic earnings (loss) per share by dividing its net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The computation of diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the period plus, to the extent they are dilutive, common stock equivalents which would arise from i) the exercise of stock options ii) the conversion of convertible debt and iii) the weighted average number of unvested restricted stock awards outstanding. The potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method.

The components used in the computation of basic and diluted earnings (loss) per share attributable to common stockholders were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June, 30
	2011	2010	2011	2010
Net income (loss) attributable to common stockholders	$3,183	$6,540	$6,649	$(141,331)

Weighted average number of shares — basic	19,980,153	19,979,015	19,980,153	15,893,378
Dilutive effect of stock options	4,129	—	3,647	—
Dilutive effect of restricted stock awards	151,247	3,237	134,447	—

Weighted average number of shares — diluted	20,135,530	19,982,252	20,118,247	15,893,378

Basic earnings (loss) per share	$0.16	$0.33	$0.33	$(8.89)

Diluted earnings (loss) per share	$0.16	$0.33	$0.33	$(8.89)

For the three and six months ended June 30, 2011, the effect of options to purchase 1,635,498 shares of common stock and the effect of long-term debt convertible into 6,539 shares of common stock were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would be antidilutive. For the three and six months ended June 30, 2010, the effect of options to buy 1,174,072 shares of common stock and the effect of long-term debt convertible into 6,539 shares of common stock were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would be antidilutive.
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

The Company’s financial instruments consist of cash equivalents, accounts receivable, long-term debt and other long-term obligations. For cash equivalents, accounts receivable and other long-term obligations, the carrying amounts approximate fair value. The estimated fair values of the Company’s debt instruments and cash flow hedges as of June 30, 2011, and December 31, 2010, are as follows:

	June 30, 2011
	Fair	Carrying
	Value	Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$247,225	$214,314	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges	1,527	1,527	Prepaid expenses and other
Huiyang 2009 Credit Facility	—	—

	December 31, 2010
	Fair	Carrying
	Value	Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$244,889	$213,551	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges	20	20	Prepaid expenses and other
Huiyang 2009 Credit Facility	—	—
The Company determined the fair value of the Senior Secured Notes due 2015 using quoted market prices for the notes. As the balance owed on the Zhongshan 2010 Credit Facility (see Note 5) bears interest at a variable rate, the carrying value of this debt instrument approximates its fair value. The Company estimated the fair value of the Senior Subordinated Convertible Notes due 2013 to be their par value based upon their most recent trading activity.
Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board issued a final standard which will require the Company to change the way it presents other comprehensive income in its financial statements. The Company is required to adopt this new standard beginning in 2012, and while it will impact the Company’s disclosures, it will not affect its results of operations or financial condition.
Noncontrolling Interest
In connection with the Merix Acquisition (see Note 2), the Company acquired a majority interest in manufacturing facilities in Huiyang and Huizhou, China, in which a noncontrolling interest holder retained an ownership of 5% and 15%, respectively. The noncontrolling interest is reported as a component of equity, and the net income attributable to the noncontrolling interest is reported as a reduction from net income (loss) to calculate net income (loss) attributable to the Company’s common stockholders. The Company leases its manufacturing facilities in Huiyang and Huizhou, China and purchases consulting and other services from the noncontrolling interest holder. During the three months ended June 30, 2011 and 2010, the Company paid the noncontrolling interest holder $227 and $377, respectively, related to rental and service fees. During the six months ended June 30, 2011 and 2010, the Company paid the noncontrolling interest holder $443 and $510, respectively, related to rental and service fees.

A reconciliation of noncontrolling interest for the six months ended June 30, 2011 and 2010, is as follows:

	2011	2010
Balance, beginning of year	$4,265	$—
Noncontrolling interest acquired in connection with Merix Acquisition	—	2,680
Net income attributable to noncontrolling interest	697	674
Distributions to noncontrolling interest holder	(229)	—

Balance, June 30,	$4,733	$3,354

2. The Merix Acquisition
On February 16, 2010, the Company acquired Merix Corporation (“Merix”) in a transaction pursuant to which Merix became a wholly-owned subsidiary of the Company (the “Merix Acquisition”). The following unaudited pro forma information presents the combined results of operations of Viasystems and Merix for the six months ended June 30, 2010, as if the Merix Acquisition had been completed on January 1, 2010, with adjustments to give effect to pro forma events that are directly attributable to the Merix Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may have resulted from the consolidation of the operations of the companies, nor do they include restructuring expenses incurred related to the Merix Acquisition and related transactions. Accordingly, these unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations.
The following table summarizes the unaudited pro forma results of operations:

Six Months Ended
June 30, 2010

Net sales	$468,006

Net income	$11,833

3. Inventories
The composition of inventories is as follows:

	June 30,	December 31,
	2011	2010
Raw materials	$39,672	$33,175
Work in process	24,153	24,610
Finished goods	38,206	37,092

Total	$102,031	$94,877

Inventories are stated at the lower of cost (valued using the first-in, first-out method) or market.

4. Property, Plant and Equipment
The composition of property, plant and equipment is as follows:

	June 30,	December 31,
	2011	2010
Land and buildings	$85,293	$84,187
Machinery, equipment and systems	542,314	510,388
Leasehold improvements	49,617	43,690
Construction in progress	10,505	7,017

	687,729	645,282
Less: Accumulated depreciation	(397,512)	(372,169)

Total	$290,217	$273,113

5. Credit Facilities and Long-term Debt
The composition of long-term debt is as follows:

	June 30,	December 31,
	2011	2010
Senior Secured Notes due 2015, net	$214,349	$213,551
Senior Secured 2010 Credit Facility	—	—
Zhongshan 2010 Credit Facility	10,000	10,000
Huiyang 2009 Credit Facility	—	—
Senior Subordinated Convertible Notes due 2013	895	895
Capital leases	814	951

	226,058	225,397
Less: Current maturities	(10,105)	(10,258)

	$215,953	$215,139

As of June 30, 2011, $10,000 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $417 and approximately $73,807 of the credit facilities were unused and available.
Senior Secured Notes due 2015
The Company’s $220,000 12% Senior Secured Notes due 2015 (the “2015 Notes”) were issued at an original issue discount (“OID”) of 96.269%. The OID was recorded on the Company’s balance sheet as a reduction of the liability for the 2015 Notes and is being amortized to interest expense over the life of the 2015 Notes. As of June 30, 2011, the unamortized OID was $5,651.
Senior Secured 2010 Credit Facility
The Company’s senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility”) provides a secured revolving credit facility in an aggregate principal amount of up to $75,000. In August 2011, the Senior Secured 2010 Credit Facility was amended primarily for the purpose of removing a limit on permitted capital expenditures, and increasing the amount of eligible collateral allowed for certain receivables. As of June 30, 2011, the Senior Secured 2010 Credit Facility was undrawn, and, giving effect to the subsequent amendment, approximately $39,614 was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility
In March 2011, the Company’s Kalex Multi-Layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary renewed its unsecured revolving credit facility (the “Zhongshan 2010 Credit Facility”) with China Construction Bank, Zhongshan Branch, which included an increase in the credit facility to 250 million Renminbi (“RMB”) (approximately $38,630 U.S. dollars based on the exchange rate as of June 30, 2011). As of June 30, 2011, $10,000 in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at an interest rate of 5.38% and approximately $28,630 of the revolving credit facility was unused and available.
Huiyang 2009 Credit Facility
The Company’s secured revolving credit facility between its Merix Printed Circuits Technology Limited (Huiyang) subsidiary and Industrial and Commercial Bank of China, Limited (“ICBC”) (the “Huiyang 2009 Credit Facility”) provides for borrowing denominated in RMB and foreign currencies, including the U.S. dollar. As of June 30, 2011, the Huiyang 2009 Credit Facility was undrawn, and $5,563 of the facility was unused and available. Subsequent to June 30, 2011, the Company renewed the Huiyang 2009 Credit Facility.
Senior Subordinated Convertible Notes due 2013
The Company’s 4.0% senior subordinated convertible notes due 2013 (the “2013 Notes”) are convertible at the option of the holder into shares of the Company’s common stock at a ratio of 7.367 shares per $1,000 principal amount, subject to certain adjustments, which is equivalent to a conversion price of $135.74 per share. The 2013 Notes are general unsecured obligations of the Company and are subordinate in right of payment to all the Company’s existing and future senior debt. As of June 30, 2011, $895 aggregate principal amount of the 2013 Notes was outstanding.
6. Restructuring and Impairment
The reserve for restructuring activities at June 30, 2011, includes accruals for liabilities incurred as part of i) restructuring activities initiated during the first quarter of 2010 to realize certain cost synergies identified in the Merix Acquisition (the “2010 Acquisition Restructuring”) and ii) restructuring activities initiated during 2001 as a result of the economic downturn that began in 2000 and continued into early 2003 and resulted in plant shutdowns and downsizings which continued through 2005 (the “2001 Restructuring”). As of June 30, 2011, the reserve for restructuring and impairment charges includes $347 and $678, related to the 2010 Acquisition Restructuring and the 2001 Restructuring, respectively.

The following tables summarize changes in the reserve for restructuring charges for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011
	Reserve					Reserve
	at		Cash			at
	12/31/10	Net Charges	Payments	Adjustments		6/30/11
Restructuring Activities:
Personnel and severance	$445	$(134)	$(106)	$—		$205
Lease and other contractual commitments	1,277	—	(471)	16	(a)	822

Total restructuring charges	$1,722	$(134)	$(577)	$16		$1,027

	Six Months Ended June 30, 2010
	Reserve					Reserve
	at		Cash			at
	12/31/09	Net Charges	Payments	Adjustments		6/30/10
Restructuring Activities:
Personnel and severance	$843	$3,171	$(2,594)	$—		$1,420
Lease and other contractual commitments	2,481	5,553	(6,622)	747	(b)	2,159

Total restructuring charges	$3,324	$8,724	$(9,216)	$747		$3,579

(a)	Represents accretion of interest on discounted restructuring liabilities.

(b)	Represents $732 of restructuring liabilities assumed in the Merix Acquisition and $15 of accretion of interest on discounted restructuring liabilities.
During the six months ended June 30, 2011, the Company reversed $134 of accrued severance related to the 2010 Acquisition Restructuring as a result of higher than expected employee attrition, which reduced the number of planned involuntary terminations.
The Company recorded $8,724 of restructuring charges for the six months ended June 30, 2010, of which $4,661 was incurred in the Printed Circuit Boards segment related to the 2010 Acquisition Restructuring, and $4,063 of which was incurred in “Other” (see Note 11), which primarily related to the cancellation of a monitoring and oversight agreement in connection with a recapitalization of the Company immediately prior to the Merix Acquisition.
7. Derivative Financial Instruments and Cash Flow Hedging Strategy
The Company uses foreign exchange forward contracts and cross-currency swaps that are designated and qualify as cash flow hedges to manage certain of its foreign exchange rate risks. The Company’s objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. The Company’s foreign currency exposure arises from the transacting of business in a currency other than the U.S. dollar, which is the currency in which the Company incurs the majority of its costs.
The Company enters into foreign exchange forward contracts and cross-currency swaps after considering future use of foreign currencies, desired foreign exchange rate sensitivities and the foreign exchange rate environment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments to be used and the hedged items, as well as the risk management objective for undertaking the hedge transactions. The Company generally does not hedge its exposure to the exchange rate variability of future cash flows beyond the end of its next ensuing fiscal year.
The Company recognizes all such derivative contracts as either assets or liabilities in the balance sheet and measures those contracts at fair value (see Note 1) through adjustments to other comprehensive income, current earnings, or both, as appropriate. Accumulated other comprehensive income as of June 30, 2011, and December 31, 2010, included deferred gains on derivatives of $1,146, (net of taxes of $382) and $20 (net of taxes of $0), respectively.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs (see Note 1). As of June 30, 2011, and December 31, 2010, all of the Company’s derivative contracts were in the form of Chinese RMB foreign exchange forward contracts which were designated and qualified as cash flow hedging instruments. The following table summarizes the Company’s outstanding derivative contracts:

	June 30, 2011	December 31, 2010
Notional amount in thousands of Chinese RMB	976,072	589,923
Weighted average remaining maturity in months	3.5	5.5
Weighted average exchange rate to one U.S. Dollar	6.495	6.543
Deferred gain measured at fair value, net of taxes	$1,146	$20
Balance sheet classification of deferred gain	Prepaid expense and other	Prepaid expense and other
In July 2011, the Company entered into additional foreign exchange forward contracts and cross-currency swaps for a total notional amount of 2.4 billion Chinese RMB, at a weighted average exchange rate of 6.354 Chinese RMB per U.S. Dollar, which mature from August 2011 to December 2012.
The realized gain or loss upon the settlement of foreign exchange forward contracts is recorded in cost of goods sold at the time of settlement. For the three and six months ended June 30, 2011, gains of $743 and $813, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts. For the three and six months ended June 30, 2010, losses of $226 and $404, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts.
8. Stock-based Compensation
Stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of goods sold	$128	$(185)	$258	$(158)
Selling, general and administrative	2,211	470	3,646	573

	$2,339	$285	$3,904	$415

Stock Options
The following table summarizes the stock option activity for the six months ended June 30, 2011 and 2010:

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,194,640	$43.13	209,435	$150.99
Granted	521,784	20.41	975,594	21.88
Exercised	—	—	—	—
Forfeited	(48,926)	28.99	(10,957)	91.78

Outstanding at June 30,	1,667,498	36.44	1,174,072	44.23

Options exercisable at June 30,	588,461	$64.80	199,630	$150.99

The fair value of each option grant during the six months ended June 30, 2011 and 2010, were estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010
Expected life of options	4.34 years	4.34 years
Risk free interest rate	1.96% to 2.39%	2.26%
Expected volatility of stock	60.72% to 61.43%	59.66%
Expected dividend yield	None	None
Weighted average fair value	$10.19 to $12.01	$10.76
The Company’s common stock was listed and began trading on the NASDAQ on February 17, 2010. As there was insufficient historical data about the Company’s common stock, the Company estimated the expected volatility of the underlying shares based on the blended historical stock volatility of peer companies. As there was insufficient historical data about option activity under the 2010 Plan, the Company estimated the expected life of new option grants using the simplified method, which estimates the expected life of an option to be the mid-point between the vesting date and contractual term of the option.
The following table summarizes information regarding outstanding stock options as of June 30, 2011:

	Outstanding			Exercisable
			Weighted		Weighted
		Weighted average	average		average
	Number of	remaining	exercise	Number of	exercise
Exercise Price	Options	contractual life	price	options	price
$14.42 to 24.00	1,471,877	6.1 years	$21.21	392,840	$21.88
$150.99	195,621	2.6 years	150.99	195,621	150.99

	1,667,498	5.7 years	$36.44	588,461	$64.80

Restricted Stock Awards
The following table summarizes restricted stock activity for the six months ended June 30, 2011 and 2010:

	2011		2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Per Share		Per Share
	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of year	257,932	$16.60	—	$—
Granted	154,519	20.41	246,805	16.62
Vested	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30,	412,451	$18.03	246,805	$16.62

9. Income Taxes
The Company’s income tax provision relates to i) taxes provided on its pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies such as uncertain tax positions. Taxes provided on pre-tax income relate primarily to the Company’s profitable operations in China and Hong Kong. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, the Company has not recognized income tax benefits in those jurisdictions for certain expenses, including the Company’s substantial interest expense.

For the three and six months ended June 30, 2011, the Company’s tax provision includes net expense of $3,928 and $7,415, respectively, related to pre-tax earnings and a net benefit of $617 and $4,693, respectively, related to other tax matters, which for the three and six months ended June 30, 2011, include reversals of $745 and $6,005, respectively, of uncertain tax positions due to lapsing of the applicable statute of limitations. For the three and six months ended June 30, 2010, the Company’s tax provision included net expense of $2,434 and $4,938, respectively, related to its pre-tax earnings and net expense of $1,226 and $2,573, respectively, related to other tax matters.
10. Comprehensive Income (Loss)
The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$3,568	$7,077	$7,346	$(4,866)
Change in fair value of derivatives, net of taxes	375	308	1,126	428

Comprehensive income (loss)	$3,943	$7,385	$8,472	$(4,438)

11. Business Segment Information
The Company operates in two segments: i) Printed Circuit Boards and ii) Assembly. The Printed Circuit Boards segment consists of printed circuit board manufacturing facilities located in the United States and China. These facilities manufacture double-sided and multi-layer printed circuit boards and backpanels. The Assembly segment consists of assembly operations including backpanel assembly, printed circuit board assembly, cable assembly, custom enclosure fabrication, and full system assembly and testing. The assembly operations are conducted in manufacturing facilities in China and Mexico. Assets and liabilities of the Company’s corporate headquarters, along with those of its closed printed circuit board and assembly operations, have not been allocated and remain in “Other” for purpose of segment disclosures. Operating expenses of the Company’s corporate headquarters are allocated to each segment based on a number of factors, including relative sales contribution. Expenses related to acquisitions and equity registrations are reported in “Other” for purpose of segment disclosures.
Total assets by segment are as follows:

	June 30,	December 31,
	2011	2010
Total assets:
Printed Circuit Boards	$654,971	$625,884
Assembly	98,659	84,273
Other	48,198	70,416

	$801,828	$780,573

Net sales and operating income (loss) by segment, together with a reconciliation to income before income taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales to external customers:
Printed Circuit Boards	$215,160	$195,714	$407,883	$346,316
Assembly	55,584	43,697	101,571	79,735

Total	$270,744	$239,411	$509,454	$426,051

Intersegment sales:
Printed Circuit Boards	$2,828	$3,857	$6,330	$6,004
Assembly	—	—	—	—

Total	$2,828	$3,857	$6,330	$6,004

Operating income (loss):
Printed Circuit Boards	$12,367	$18,330	$22,415	$27,757
Assembly	2,872	954	4,336	1,948
Other	(99)	(720)	(421)	(8,644)

Total	15,140	18,564	26,330	21,061

Interest expense, net	7,225	7,424	14,433	16,326
Amortization of deferred financing costs	504	513	1,008	979
Loss on early extinguishment of debt	—	—	—	706
Other, net	532	(110)	821	405

Income before income taxes	$6,879	$10,737	$10,068	$2,645

12. Shelf Registration Statement
The Company filed a shelf registration statement with the Securities and Exchange Commission that went effective as of April 7, 2011, and will allow the Company to sell up to $150,000 of equity or other securities described in the registration statement in one or more offerings. The shelf registration statement gives the Company greater flexibility to raise funds from the sale of its securities, subject to market conditions and its capital needs. In addition, the shelf registration statement includes shares of the Company’s common stock currently owned by VG Holdings, LLC, such that VG Holdings, LLC may offer and sell, from time to time, up to 15,562,558 shares of the Company’s common stock. The Company will not receive any proceeds from the sale of common stock by VG Holdings, LLC, but may incur expenses in connection with the sale of those shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”).
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
Forward-looking statements involve risks, uncertainties and assumptions and are not guarantees of future events and results. Actual results may differ materially from anticipated results expressed or implied in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this Report, except to the extent required by law.
You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, global economic conditions, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our substantial indebtedness and our ability to comply with the terms thereof and being controlled by VG Holdings, LLC (“VG Holdings”). Please refer to the “Risk Factors” section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2010, for additional factors that could materially affect our financial performance.
Company Overview
We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“E-M Solutions”). PCBs serve as the “electronic backbone” of almost all electronic equipment, and our E-M Solutions products and services integrate PCBs and other components into finished or semi-finished electronic equipment, which include custom and standard metal enclosures, metal cabinets, metal racks and sub-racks, backplanes, cable assemblies and busbars. The components we manufacture include, or can be found in, a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, entertainment and anti-lock braking systems, telecommunications switching equipment, data networking equipment, computer storage equipment, wind and solar energy applications, flight control systems and complex industrial, medical and other technical instruments.
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
Business Overview
Our results for the first half of 2011 reflect solid demand for our products across the markets we serve. In 2011, we have continued to execute our plans to expand our PCB capacity in China, and we have initiated plans to expand our E-M Solutions capacity in Mexico in order to meet customer demands. We expect that our Printed Circuit Boards capacity expansion will allow us to i) replace the capacity we will lose in connection with the required closure of our Huizhou, China factory at the end of 2012, ii) reduce the adverse impacts on our capacity caused by mandated energy conservation shutdowns in China, and iii) meet increased demand from our customers.
Our results for the first half of 2011 also reflect increased costs of labor and materials, especially at our facilities in China, as well as inefficiencies associated with unscheduled production interruptions at some of our facilities due to i) unplanned maintenance during the first quarter and ii) power rationing by the Chinese government that began in May 2011. In addition to minimum wage increases, the Chinese government implemented employment-based social taxes on foreign-owned enterprises. A continued tightening of labor resources in China resulted in higher than usual levels of overtime pay costs at several of our PCB facilities. In addition to increased costs for commodities like copper and gold, a sustained high demand for electronic components allowed our materials suppliers to command higher prices for their products. As these trends continue, we expect we will experience sustained higher material costs through the end of 2011. As a result of these factors, during the second quarter, we began implementing selling price increases to compensate for labor and materials cost increases. Our second quarter results reflect partial implementation of these price increases, and substantially all of the price increases were implemented as of the beginning of our third quarter of 2011.
As a component manufacturer, our sales trends generally reflect the market conditions in the industries we serve. In the automotive market, we are adding capacity at our principal automotive qualified PCB manufacturing facility and are working to achieve automotive qualifications at our other PCB facilities i) as a result of increased demand and ii) in anticipation of the expiration of the lease of our facility in Huizhou, China at the end of 2012. In the industrial & instrumentation market, we have experienced increased demand from our broad base of customers, and while we expect sales trends in this diverse market will follow global economic trends, demand during the second half of 2011 may be adversely affected by corrections of inventory levels by some of our customers. In order to accommodate growing demand for North America based E-M Solutions products and services in the industrial and instrumentation markets, we plan to relocate and expand our manufacturing facility in Juarez, Mexico by the end of 2011. The telecommunications end-user market remains dynamic as the customers we supply produce a mixture of products which include both new, cutting edge applications as well as more mature products with varying levels of demand. We continue to position ourselves to take advantage of growth opportunities related to the introduction of next generation wireless technology standards. In the computer and datacommunications market, we continue to pursue new customers and programs for both our Printed Circuit Boards and Assembly segments, especially in the high-end server and storage sectors; however, demand in this sector during the second half of 2011 may be adversely affected by corrections of inventory levels by some of our customers. In the military and aerospace market, we continue to pursue market share gains as a result of continuing customer qualification activity and the NADCAP accreditation received by our Forest Grove, Oregon facility and the AS9100 certification received by our Huiyang, China facility in 2010; however, overall demand trends in this market may be negatively impacted by the ongoing budget debate in Washington.

Results of Operations
Three Months Ended June 30, 2011, Compared with the Three Months Ended June 30, 2010
Net Sales. Net sales for the three months ended June 30, 2011, were $270.7 million, representing a $31.3 million, or 13.1%, increase from net sales during the same period in 2010. Net sales by end-user market for the three months ended June 30, 2011 and 2010, were as follows:

End-User Market (dollars in millions)	2011	2010
Automotive	$100.7	$82.4
Industrial & Instrumentation	72.0	55.5
Telecommunications	51.2	60.3
Computer and Datacommunications	36.4	31.1
Military and Aerospace	10.4	10.1

Total Net Sales	$270.7	$239.4

Our net sales of products for end use in the automotive market increased by approximately $18.3 million, or 22.2%, during the three months ended June 30, 2011, compared to the same period in 2010. The increase was a result of increased global demand from our automotive customers and price increases implemented during the second quarter of 2011.
Net sales of products ultimately used in the industrial & instrumentation markets for the three months ended June 30, 2011, increased by approximately $16.5 million, or 29.7%, compared to the same period in 2010. The increase in net sales was driven primarily by increased global demand across our broad base of existing industrial and instrumentation customers, including wind power and elevator controls related programs, as well as new customer and program wins.
Net sales of products ultimately used in the telecommunications market decreased by approximately $9.1 million, or 15.1%, for the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2010. The sales decline was primarily a result of reduced demand for certain programs we supply and inventory corrections from one of our larger customers. While we have seen some sequential improvement in the global telecommunications market as compared to the first quarter of 2011, this industry remains volatile.
During the second quarter of 2011, net sales of our products for use in the computer and datacommunications market increased by approximately $5.3 million, or 17.0%, as compared to the same period in the prior year. The increase was driven by increased demand and sales associated with new customers and programs.
Net sales to the military and aerospace end-user market increased $0.3 million, or 3.0%, to $10.4 million for the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2010. Our continued sales growth in this end-market is primarily the result of market share growth stemming from customer qualification activities initiated during 2010, which we have continued into 2011.
Net sales by segment for the three months ended June 30, 2011 and 2010, were as follows:

Segment (dollars in millions)	2011	2010
Printed Circuit Boards	$217.9	$199.6
Assembly	55.6	43.7
Eliminations	(2.8)	(3.9)

Total Net Sales	$270.7	$239.4

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended June 30, 2011, increased by $18.3 million, or 9.2%, to $217.9 million. The increase was a result of increases in net sales in our automotive, industrial & instrumentation, computer and datacommunications and military and aerospace end-user markets, partially offset by a decline in net sales in our telecommunications end-user market.
Assembly segment net sales increased by $11.9 million, or 27.2%, to $55.6 million for the three months ended June 30, 2011, compared with the second quarter of 2010. The increase was primarily the result of improved demand in wind power and elevator controls related programs in our industrial & instrumentation end-user market.
Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the three months ended June 30, 2011, was $219.6 million, or 81.1%, of consolidated net sales. This represents a 4.7 percentage point increase from the 76.4% of consolidated net sales for the second quarter of 2010. The increase was due primarily to rising costs of materials and labor. To compensate for these rising costs, we began to implement price increases during the second quarter of 2011; however, our costs for materials and labor grew faster than we could implement price increases. Also affecting our cost of sales relative to net sales was the composition of our net sales for the second quarter of 2011, as compared to the same period in 2010. The composition in the second quarter of 2011 was more heavily weighted to Assembly segment products, for which the gross margins are generally lower than Printed Circuit Boards segment products.
The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs. Our results for the second quarter of 2011 reflect increased costs of labor and materials as well as inefficiencies associated with power rationing in China. The increase in labor costs was due to minimum wage increases and newly implemented employment-based social taxes in China, as well as a labor shortage in some parts of China, which contributed to higher than usual attrition, resulting in increased overtime costs. The increase in materials costs was due to increased costs for commodities, including copper and gold, as well as a sustained high demand for electronic components in our industry, which allowed our materials suppliers to command higher prices for their products. Beginning in May 2011, the Chinese government began rationing electric power in certain areas of the country, which led to unscheduled production interruptions at some of our manufacturing facilities. We expect we will continue to experience significant pressures on materials costs and wages during the remainder of 2011, and we expect that power rationing in China may continue through the summer of 2011.
Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. Costs as a percentage of sales during the second quarter were negatively impacted by increased labor and material costs.
Selling, General and Administrative Costs. Selling, general and administrative costs decreased $1.3 million, or 6.3%, to $19.3 million for the three months ended June 30, 2011, compared to the same period in the prior year. The net decline in selling, general and administrative costs was primarily a result of a $0.7 million decline in costs relating to acquisitions and equity registrations and reduced incentive compensation expense, partially offset by a $1.7 million increase in non-cash stock compensation expense related to awards granted under our 2010 Equity Incentive Plan.
Depreciation. Depreciation expense for the three months ended June 30, 2011, was $16.3 million, including $15.3 million related to our Printed Circuit Boards segment and $1.0 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $2.0 million, or 15.0%, compared to the same period last year primarily as a result of increased investments in new equipment during the past twelve months. Depreciation expense in our Assembly segment was essentially unchanged as compared to the same period last year.

Restructuring and Impairment.
For the three months ended June 30, 2010, we recorded restructuring charges associated with the Merix Acquisition and related transactions which totaled approximately $2.4 million. These charges included approximately $2.3 million related to personnel and severance and approximately $0.1 million related to leases and other contractual commitments. We did not incur any restructuring and impairment charges during the three months ended June 30, 2011; however, we expect to incur charges of approximately $0.5 million during the second half of 2011 in connection with the planned relocation of our Juarez, Mexico facility, and we expect we will incur restructuring charges in 2012 in connection with the closure of our Huizhou, China facility, due to the expiration of the facility’s lease at the end of that year.
Operating Income. Operating income of $15.1 million for the three months ended June 30, 2011, represents a decrease of $3.5 million compared to operating income of $18.6 million for the three months ended June 30, 2010. The primary sources of operating income (loss) for the three months ended June 30, 2011 and 2010, were as follows:

Source (dollars in millions)	2011	2010
Printed Circuit Boards segment	$12.3	$18.3
Assembly segment	2.9	1.0
Other	(0.1)	(0.7)

Operating income	$15.1	$18.6

Operating income from our Printed Circuit Boards segment decreased by $6.0 million to $12.3 million for the three months ended June 30, 2011, compared to $18.3 million for the same period in the prior year. The decrease is primarily the result of the higher cost of goods sold relative to sales and increased depreciation costs, partially offset by increased sales volume and reduced restructuring and selling, general and administrative costs.
Operating income from our Assembly segment was $2.9 million for the three months ended June 30, 2011, compared to $1.0 million in the second quarter of 2010. The increase is primarily the result of increased sales volume.
The operating loss in the “Other” segment for the three months ended June 30, 2011 and 2010, relates primarily to professional fees associated with acquisitions and equity registrations.
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

Reconciliations of operating income to Adjusted EBITDA for the three months ended June 30, 2011 and 2010, were as follows:

	Three Months Ended
	June 30,
Source (dollars in millions)	2011	2010
Operating income	$15.1	$18.6
Add-back:
Depreciation and Amortization	16.8	14.9
Non-cash stock compensation expense	2.3	0.3
Costs relating to acquisitions and equity registrations	0.1	0.8
Restructuring and impairment	—	2.4

Adjusted EBITDA	$34.3	$37.0

Adjusted EBITDA decreased by $2.7 million, or 7.3%, primarily as a result of an increase in costs of goods sold relative to net sales, partially offset by a 13.1% increase in net sales and reduced selling, general and administrative costs.
Interest Expense, Net. Interest expense, net of interest income, was $7.2 million for the three month period ended June 30, 2011, compared to $7.4 million, for the quarter ended June 30, 2010. Interest expense related to our 12.0% Senior Secured Notes due 2015 (the “2015 Notes”) is approximately $7.0 million in each quarter as the $220 million principal, the 12.0% interest rate and the amortization of the $8.2 million original issue discount remain unchanged since the 2015 Notes were issued in 2009.
Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies such as uncertain tax positions. Taxes provided on pre-tax income relate primarily to our profitable operations in China and Hong Kong. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for certain expenses, including our substantial interest expense. For the three months ended June 30, 2011, our tax provision includes net expense of $3.9 million related to pre-tax earnings, and a net benefit of $0.6 million related to other tax matters, including a reversal of $0.7 million of uncertain tax positions due to lapsing of applicable statute of limitations. For the three months ended June 30, 2010, our tax provision included net expense of $2.4 million related to our pre-tax earnings and net expense of $1.2 million related to other tax matters.

Six Months Ended June 30, 2011, Compared with the Six Months Ended June 30, 2010
Net Sales. Net sales for the six months ended June 30, 2011, were $509.5 million, representing an $83.4 million, or 19.6%, increase from net sales during the same period in 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales increased by approximately $41.5 million, or 8.9%, for the six months ended June 30, 2011, as compared to the same period in 2010.
Net sales by end-user market for the six months ended June 30, 2011 and 2010, on a historical basis, and as of June 30, 2010, on a pro forma basis as if the Merix Acquisition had been completed on January 1, 2010, were as follows:

	Historical		Pro forma
End-User Market (dollars in millions)	2011	2010	2010
Automotive	$191.4	$154.8	$163.0
Industrial & Instrumentation	133.8	100.0	109.4
Telecommunications	95.1	99.6	111.2
Computer and Datacommunications	67.7	56.4	64.0
Military and Aerospace	21.5	15.3	20.4

Total Net Sales	$509.5	$426.1	$468.0

Our net sales of products for end use in the automotive market increased by approximately $36.6 million, or 23.6%, during the six months ended June 30, 2011, compared to the same period in 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for end use in this market increased by approximately $28.4 million, or 17.4%, to $191.4 million for the six months ended June 30, 2011, as compared to the same period in 2010. The increase is a result of increased global demand from our automotive customers and price increases implemented during the second quarter of 2011, partially offset by a temporary reduction in production capacity at our principal automotive qualified PCB facility during the first quarter of 2011 due to unscheduled maintenance.
Net sales of products ultimately used in the industrial & instrumentation market for the six months ended June 30, 2011, increased by approximately $33.8 million, or 33.8%, compared to the same period in 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for end use in this market increased by approximately $24.4 million, or 22.3%, to $133.8 million for the six months ended June 30, 2011, as compared with the same period in 2010. The increase in net sales was driven primarily by increased global demand across our broad base of existing industrial and instrumentation customers, including wind power and elevator controls related programs, as well as new customer and program wins.
Net sales of products ultimately used in the telecommunications market decreased by approximately $4.5 million, or 4.5%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for use in this end market decreased by approximately $16.1 million, or 14.5%, to $95.1 million for the six months ended June 30, 2011, as compared to the same period in 2010. The pro forma sales decline was primarily a result of reduced demand for certain programs we supply and inventory corrections from one of our larger customers. While we have seen some improvement in the global telecommunications market as 2011 has progressed, this industry remains volatile.

During the first six months of 2011, net sales of our products for use in the computer and datacommunications market increased by approximately $11.3 million, or 20.0%, as compared to the same period in the prior year. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for use in this end market increased by approximately $3.7 million, or 5.8%, to $67.7 million for the six months ended June 30, 2011, as compared with the same period in 2010. The increase was driven by sales associated with new customers and programs, partially offset by reduced demand from a large datacommunications customer.
Net sales to the military and aerospace end-user market increased $6.2 million, or 40.5%, to $21.5 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for use in the military and aerospace end-user market increased by approximately $1.1 million, or 5.4%, to $21.5 million for the six months ended June 30, 2011, as compared with the same period in 2010. The increase was primarily a result of market share growth stemming from customer qualification activities initiated during 2010, which have continued in 2011.
Net sales by segment for the six months ended June 30, 2011 and 2010, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2011	2010	2010
Printed Circuit Boards	$414.2	$352.3	$394.2
Assembly	101.6	79.8	79.8
Eliminations	(6.3)	(6.0)	(6.0)

Total Net Sales	$509.5	$426.1	$468.0

Printed Circuit Boards segment net sales, including intersegment sales, for the six months ended June 30, 2011, increased by $61.9 million, or 17.6%, to $414.2 million. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, Printed Circuit Boards segment net sales, including intersegment sales, for the six months ended June 30, 2011, increased by $20.0 million, or 5.1%, as compared to the same period in the prior year. This increase is a result of increases in net sales in our automotive, industrial & instrumentation, computer and datacommunications and military and aerospace end-user markets, partially offset by a decline in net sales in our telecommunications end-user markets.
Assembly segment net sales increased by $21.8 million, or 27.3%, to $101.6 million for the six months ended June 30, 2011, compared with the first half of 2010. The increase was primarily the result of improved demand in wind power and elevator controls related programs in our industrial & instrumentation end-user market.
Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the six months ended June 30, 2011, was $412.8 million, or 81.0%, of consolidated net sales. This represents a 3.8 percentage point increase from the 77.2% of consolidated net sales for the first half of 2010. The increase was due primarily to rising costs of materials and labor. To compensate for these rising costs, we began to implement price increases during the second quarter of 2011; however, our costs for materials and labor grew faster than we could implement price increases.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs. Our results for the first half of 2011 reflect increasing costs of labor and materials, significant unscheduled maintenance at one of our PCB facilities during the first quarter of 2011, inefficiencies in connection with restarting production after scheduled shutdowns around the time of the Chinese New Year holiday in February 2011, as well as inefficiencies associated with power rationing in China. The increase in labor costs was due to minimum wage increases and newly implemented employment-based social taxes in China, as well as a labor shortage in some parts of China which contributed to higher than usual attrition, resulting in increased overtime costs and the payment of retention bonuses. The increase in materials costs was due to increased costs for commodities, including copper and gold, as well as a sustained high demand for electronic components in our industry, which allowed our materials suppliers to command higher prices for their products. Beginning in May 2011, the Chinese government began rationing electric power in certain areas of the country, which led to unscheduled production interruptions at some of our manufacturing facilities. We expect we will continue to experience significant pressures on materials costs and wages during the remainder of 2011, and we expect that power rationing in China may continue through the summer of 2011.
Cost of goods sold during the first half of 2010 reflected an inventory fair value adjustment of approximately $0.9 million related to the Merix Acquisition, which negatively impacted the ratio of cost of goods sold to net sales in that period.
Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. Costs as a percentage of sales during the first six months were negatively impacted by increased labor and material costs.
Selling, General and Administrative Costs. Selling, general and administrative costs decreased $1.9 million, or 4.8%, to $37.4 million for the six months ended June 30, 2011, compared to the same period in the prior year. The net decline in selling, general and administrative costs was primarily a result of a $5.6 million decline in costs relating to acquisitions and equity registrations and reduced incentive compensation expense, partially offset by i) a $3.1 million increase in non-cash stock compensation expense related to awards granted under our 2010 Equity Incentive Plan, ii) costs associated with annual management meetings, which had been suspended in 2010, and iii) the impact of six full months of selling, general and administrative costs associated with the legacy Merix operations as compared with approximately four and one-half months of costs incurred subsequent to the mid-February acquisition date during the same period in 2010.
Depreciation. Depreciation expense for the six months ended June 30, 2011, was $32.2 million, including $30.1 million related to our Printed Circuit Boards segment and $2.1 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $5.3 million, or 21.4%, compared to the same period last year primarily as a result of increased investments in new equipment during the past twelve months and the effect of approximately 1.5 months of additional depreciation during the period on fixed assets acquired through the Merix Acquisition as compared to the same period in 2010. Depreciation expense in our Assembly segment was essentially unchanged as compared to the same period last year.
Restructuring and Impairment. During the six months ended June 30, 2011, we reversed approximately $0.1 million of restructuring and impairment charges related to the integration of the Merix business as a result of higher than expected employee attrition, which reduced the number of planned involuntary terminations. For the six months ended June 30, 2010, we recorded restructuring charges associated with the Merix Acquisition and related transactions which totaled approximately $8.7 million. These charges included approximately $3.2 million related to personnel and severance and approximately $5.5 million related to leases and other contractual commitments. We expect to incur restructuring charges of approximately $0.5 million during the second half of 2011 in connection with the planned relocation of our Juarez, Mexico facility. In addition, we expect we will incur restructuring charges in 2012 in connection with the closure of our Huizhou, China facility, due to the expiration of the facility’s lease at the end of that year.

Operating Income. Operating income of $27.2 million for the six months ended June 30, 2011, represents an increase of $6.2 million compared to operating income of $21.1 million of the six months ended June 30, 2010. The primary sources of operating income (loss) for the six months ended June 30, 2011 and 2010, were as follows:

Source (dollars in millions)	2011	2010
Printed Circuit Boards segment	$22.4	$27.8
Assembly segment	4.3	1.9
Other	(0.4)	(8.6)

Operating income	$26.3	$21.1

Operating income from our Printed Circuit Boards segment decreased by $5.4 million to $22.4 million for the six months ended June 30, 2011, compared to $27.8 million for the same period in the prior year. The decrease was primarily the result of higher levels of cost of goods sold relative to sales and increased depreciation costs, partially offset by increased sales levels, reduced selling, general and administrative costs and reduced restructuring charges.
Operating income from our Assembly segment was $4.3 million for the six months ended June 30, 2011, compared to $1.9 million in the first half of 2010. The increase is primarily the result of increased sales volume.
The $0.4 million operating loss in the “Other” segment for the six months ended June 30, 2011, relates primarily to professional fees associated with acquisitions and equity registrations. The $8.6 million operating loss in the “Other” segment for the six months ended June 30, 2010, relates to $4.0 million of restructuring charges and $4.6 million of merger related professional fees and other costs related to the Merix Acquisition.
Adjusted EBITDA. Reconciliations of operating income to Adjusted EBITDA for the six months ended June 30, 2011 and 2010, were as follows:

	Six Months Ended
	June 30,
Source (dollars in millions)	2011	2010
Operating income	$26.3	$21.1
Add-back:
Depreciation and Amortization	33.1	27.9
Non-cash stock compensation expense	3.9	0.4
Costs relating to acquisitions and equity registrations	0.4	5.6
Restructuring and impairment	(0.1)	8.7

Adjusted EBITDA	$63.6	$63.7

Adjusted EBITDA for the second half of 2011 decreased by $0.1 million, or less than one percent, as compared to the second quarter of 2010, primarily as a result of a 3.8 percentage point increase in costs of goods sold relative to net sales partially offset by a 19.6% increase in net sales and lower selling, general and administrative costs.
Interest Expense, Net. Interest expense, net of interest income, was $14.4 million for the six month period ended June 30, 2011, compared to $16.3 million, for the six months ended June 30, 2010. Interest expense related to our 2015 Notes is approximately $14.0 million in each six month period as the $220 million principal, the 12.0% interest rate and the amortization of the $8.2 million original issue discount remain unchanged since the 2015 Notes were issued in 2009. The $1.9 million decrease in interest expense for the six months ended June 30, 2011, as compared to the same period in the prior year, was primarily a result of the conversion of our Mandatory Redeemable Class A Junior preferred stock (the “Class A Preferred”) to common shares in 2010. Interest expense related to the Class A Preferred was approximately $2.1 million for the six months ended June 30, 2010.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies such as uncertain tax positions. Taxes provided on pre-tax income relate primarily to our profitable operations in China and Hong Kong. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for certain expenses, including our substantial interest expense. For the six months ended June 30, 2011, our tax provision includes net expense of $7.4 million related to pre-tax earnings and a net benefit of $4.7 million related to other tax matters, including a reversal of $6.0 million of uncertain tax positions due to lapsing of the applicable statute of limitations. For the six months ended June 30, 2010, our tax provision included net expense of $4.9 million related to our pre-tax earnings and net expense of $2.6 million related to other tax matters.
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
Our principal liquidity requirements over the next twelve months will be for i) $13.2 million semi-annual interest payments required in connection with the 2015 Notes, payable in January and July each year, ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment and v) debt service requirements in connection with our credit facilities. In addition, the potential for acquisitions of other businesses in the future may require additional debt or equity financing.
Net cash provided by operating activities for the six months ended June 30, 2011 and 2010, was $17.7 million and $16.1 million, respectively. The increase in net cash from operating activities is primarily due to improved net income, partially offset by investments in working capital.
Net cash used in investing activities was $49.7 million for the six months ended June 30, 2011, and primarily related to capital expenditures, including approximately $17 million of the $100 million multiyear capacity expansion projects announced in September 2010. Given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions. Due to growing market demand and the need to transfer the production capacity from our Huizhou, China facility to our other PCB facilities in China, we expect to commit to and spend the remaining capital expenditures related to the capital expansion projects over the next 15 months. Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards. The spending required to meet our customers’ requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. Total capital expenditures by our Printed Circuit Boards segment for the six months ended June 30, 2011, were $47.7 million.

Net cash used in investing activities was $42.1 million for the six months ended June 30, 2010, and related to cash consideration of $35.3 million paid to acquire Merix Corporation, cash acquired in the acquisition of $13.7 million, and capital expenditures of $20.4 million, of which $19.1 million was in our Printed Circuit Boards segment.
Net cash used in financing activities was $0.4 million for the six months ended June 30, 2011, which related to repayments of capital lease obligations and distributions to the noncontrolling interest holder. Net cash used in financing activities was $3.0 million for the six months ended June 30, 2010, which related primarily to financing fees on our Senior Secured 2010 Credit Facility and repayments of capital lease obligations. The repayment of the 2011 Notes in January 2010, was funded by restricted cash held in escrow since the issuance of the 2015 Notes in 2009.
Financing Arrangements
Shelf Registration Statement
We filed a shelf registration statement with the Securities and Exchange Commission that went effective on April 7, 2011, and will allow us to sell up to $150 million of equity or other securities described in the registration statement in one or more offerings. The shelf registration statement gives us greater flexibility to raise funds from the sale of our securities, subject to market conditions and our capital needs. In addition, the shelf registration statement includes shares of our common stock currently owned by VG Holdings, LLC, such that VG Holdings, LLC may offer and sell, from time to time, up to 15,562,558 shares of our common stock. We will not receive any proceeds from the sale of common stock by VG Holdings, LLC, but we may incur expenses in connection with the sale of those shares.
Senior Secured 2010 Credit Facility
In August 2011, our Senior Secured 2010 Credit Facility was amended primarily for the purpose of removing a limit on permitted capital expenditures, and increasing the amount of eligible collateral allowed for certain receivables. As of June 30, 2011, the Senior Secured 2010 Credit Facility was undrawn, and, giving effect to the subsequent amendments, approximately $39.6 million was unused and available based on eligible collateral.
Zhongshan 2010 Credit Facility
In March 2011, our Kalex Multi-layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary renewed its revolving credit facility (the “Zhongshan 2010 Credit Facility”) with China Construction Bank, Zhongshan Branch, which included an increase in the credit facility to 250 million Renminbi (“RMB”) (approximately $38.6 million U.S. dollars based on the exchange rate as of June 30, 2011). As of June 30, 2011, $10.0 million in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of 5.38%, and approximately $28.6 million of the revolving credit facility was unused and available.
Huiyang 2009 Credit Facility
Subsequent to June 30, 2011, our Merix Printed Circuits Technology Limited (Huiyang) subsidiary renewed its secured revolving credit facility with Industrial and Commercial Bank of China, Limited.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be adversely affected as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2011, there were foreign currency hedge instruments outstanding with a nominal value of approximately 976.1 million Chinese RMB related to our operations in Asia. In July 2011, we entered into additional foreign exchange forward contracts and cross-currency swaps for a total notional amount of 2.4 billion Chinese RMB, at a weighted average exchange rate of 6.354 RMB per U.S. Dollar, which mature from August 2011 to December 2012.

Item 4.	Controls and Procedures
As of June 30, 2011, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
After the Court denied the plaintiff’s motion to enjoin the transaction, the plaintiffs submitted an amended complaint, dated April 19, 2010, naming only Merix’ former board members as defendants (the “Defendants”). In June 2011, the Defendants and the plaintiffs agreed to settle the case for $1.5 million. The settlement is currently pending court approval. The Defendants are insured by Merix’ directors and officers liability insurance (the “D&O Insurance”) coverage. The Company has exhausted the self-insured retention of the D&O Insurance and therefore all settlement funds and any expenses related to this matter will be paid by the D&O Insurance.

Item 1A.	Risk Factors
In addition to the updated risk factors set forth below, please see the risk factors set forth in Part I, Item 1A. “Risk Factors” in our 2010 Annual Report on Form 10-K.
Risks Related to Our Business and Industry
If we are not able to renew leases of our manufacturing facilities, our operations could be interrupted and our assets could become impaired.
We lease several of our principal manufacturing facilities from third parties under operating leases with remaining lease terms, as of June 30, 2011, ranging from one to seven years. If we are not able to renew these leases under commercially acceptable terms, our operations at those facilities could be interrupted, our assets could become impaired and we may incur significant expense to relocate those operations. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We lease our manufacturing facility in Huizhou, China from a noncontrolling interest holder that owns a 15% interest in our subsidiary that operates the facility. The area where this facility is located is being redeveloped away from industrial use, and we will not be able to renew this lease beyond its December 31, 2012, expiration date. As a result, we will relocate this facilities’ operations to our other facilities and i) we may incur significant costs to expand the capacity of our other facilities and to relocate equipment and transfer or replace personnel, ii) our customers may not agree to move all or a portion of their business to our other facilities, iii) we may be unable to achieve the relocation within the timeframe expected, and iv) our ability to meet our customers’ orders could be compromised. In addition, a final settlement with the noncontrolling interest holder on the disposition of the subsidiary which operates the facility may be in excess of the amount of applicable noncontrolling interest recorded in equity at the time. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Customers and Suppliers
We rely on the automotive industry for a significant portion of sales.
A significant portion of our sales are to customers within the automotive industry. For the six months ended June 30, 2011 and years ended December 31, 2010, 2009 and 2008, sales to customers in the automotive industry represented approximately 37.6%, 35.8%, 38.4% and 37.4% of our net sales, respectively. If there was a destabilization of the automotive industry or a market shift away from our automotive customers, it may have a materially adverse effect on our business, financial condition, results of operations and cash flows.
Risk Related to Doing Business in China and Other International Locations
Electrical power shortages in certain areas of China have, now and in the past, caused the government to impose a power rationing program, and additional or extended power rationings could adversely affect our operations in China.
In November and December of 2010, the Chinese government mandated certain limitations on manufacturing activities in Southern China as a result of electrical power and other infrastructure constraints in connection with the 2010 Asia Games, which were held in Guangzhou, China. In May 2011, the Chinese government began rationing electrical power in certain areas of the country, which led to unscheduled production interruptions in some of our manufacturing facilities. We may encounter difficulties in the future with obtaining power or other key services due to infrastructure weaknesses and constraints in China that may impair our ability to compete effectively as well as materially adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to Our Capital Structure
Investors may experience dilution of their ownership interests due to the future issuance of additional shares of our capital stock, which could have an adverse effect on the price of our common stock.
We may in the future issue additional shares of our common stock, which could result in the dilution of the ownership interests of our stockholders. As of June 30, 2011, we have outstanding approximately 20 million shares of common stock, and no shares of preferred stock. We are authorized to issue 100 million shares of common stock and 25 million shares of preferred stock with such designations, preferences and rights as determined by our board of directors. We filed a shelf registration statement with the Securities and Exchange Commission that went effective as of April 7, 2011, and will allow us to sell up to $150 million of equity or other securities described in the registration statement in one or more offerings. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, future issuances of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

Item 6.	Exhibits
(a) Exhibits
The information required by this item is included in the exhibit index that follows the signature page of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of August 10, 2011.

VIASYSTEMS GROUP, INC.
By:	/s/ David M. Sindelar
	Name:	David M. Sindelar
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
	Name:	Gerald G. Sax
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Christopher R. Isaak
	Name:	Christopher R. Isaak
	Title:	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.		Description
3.1	(1)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.

3.2	(1)	Second Amended and Restated Bylaws of Viasystems Group, Inc.

10.1	(2)	English translation of the Lease Agreement, dated as of June 20, 2011, by and among Verde Libramiento Aeropuerto, LLC and International Manufacturing Solutions Operaciones, S De R.L. De C.V.

10.2	(2)	Viasystems Group, Inc. Non-Qualified Deferred Compensation Plan.

10.3	(2)
Amendment No. 2 to Loan and Security Agreement and Waiver, dated as of August 2, 2011, but effective as of June 30, 2011, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

31.1	(2)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934.

31.2	(2)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934.

32.1	(2)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101	(3)
The following materials from Viasystems Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed, Consolidated Financial Statements.

(1)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.

(2)	Filed herewith.

(3)
Furnished herewith. Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”