Form 10-Q
period 2011-09-30
VIASYSTEMS GROUP INC
filed 2011-11-08
CIK 1101169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
As of November 4, 2011, there were 20,393,437 shares of Viasystems Group, Inc.’s Common Stock outstanding.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Viasystems Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	2

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	4

Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 5. Other Information	33

Item 6. Exhibits	33

SIGNATURES	34

EXHIBIT INDEX	35

CERTIFICATIONS

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$68,540	$103,599
Accounts receivable, net	197,969	169,247
Inventories	110,814	94,877
Prepaid expenses and other	31,946	22,940

Total current assets	409,269	390,663
Property, plant and equipment, net	298,288	273,113
Goodwill	97,589	97,589
Intangible assets, net	7,810	9,094
Deferred financing costs, net	6,096	7,607
Other assets	2,155	2,507

Total assets	$821,207	$780,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$10,051	$10,258
Accounts payable	194,818	162,322
Accrued and other liabilities	73,448	83,798

Total current liabilities	278,317	256,378
Long-term debt, less current maturities	216,365	215,139
Other non-current liabilities	48,462	51,951

Total liabilities	543,144	523,468

Stockholders’ equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 20,393,437 and 20,238,085 shares issued and outstanding	204	202
Paid-in capital	2,381,960	2,376,197
Accumulated deficit	(2,117,748)	(2,131,255)
Accumulated other comprehensive income	8,390	7,696

Total Viasystems stockholders’ equity	272,806	252,840
Noncontrolling interest	5,257	4,265

Total stockholders’ equity	278,063	257,105

Total liabilities and stockholders’ equity	$821,207	$780,573

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$278,818	$259,325	$788,272	$685,376
Operating expenses:
Cost of goods sold, exclusive of items shown separately	219,233	198,117	631,995	527,210
Selling, general and administrative	21,216	20,536	58,654	59,822
Depreciation	16,508	14,426	48,700	41,493
Amortization	428	447	1,294	1,267
Restructuring and impairment	—	26	(134)	8,750

Operating income	21,433	25,773	47,763	46,834
Other expense:
Interest expense, net	7,235	7,323	21,668	23,649
Amortization of deferred financing costs	503	512	1,511	1,491
Loss on early extinguishment of debt	—	—	—	706
Other, net	439	1,033	1,260	1,438

Income before income taxes	13,256	16,905	23,324	19,550
Income taxes	5,871	5,985	8,593	13,496

Net income	$7,385	$10,920	$14,731	$6,054

Less:
Net income attributable to noncontrolling interest	$524	$709	$1,221	$1,383
Accretion of Redeemable Class B Senior Convertible preferred stock	—	—	—	1,053
Conversion of Mandatory Redeemable Class A Junior preferred stock	—	—	—	29,717
Conversion of Redeemable Class B Senior Convertible preferred stock	—	—	—	105,021

Net income (loss) attributable to common stockholders	$6,861	$10,211	$13,510	$(131,120)

Basic earnings (loss) per share	$0.34	$0.51	$0.68	$(7.59)

Diluted earnings (loss) per share	$0.34	$0.51	$0.67	$(7.59)

Basic weighted average shares outstanding	19,980,792	19,979,015	19,980,368	17,270,223

Diluted weighted average shares outstanding	20,131,738	19,979,260	20,123,562	17,270,223

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net Income	$14,731	$6,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,994	42,760
Non-cash stock compensation expense	5,754	1,654
Deferred income taxes	1,931	1,895
Amortization of deferred financing costs	1,511	1,491
Amortization of original issue discount on 2015 Notes	1,197	1,197
Loss on disposition of assets, net	742	323
Non-cash impact of exchange rate changes	458	146
Loss on early extinguishment of debt	—	706
Amortization of preferred stock discount	—	871
Accretion of Class A Junior preferred stock dividends	—	444
Change in assets and liabilities:
Accounts receivable	(28,722)	(34,980)
Inventories	(15,937)	(21,611)
Prepaid expenses and other	(8,617)	(2,253)
Accounts payable	32,496	31,067
Accrued and other liabilities	(15,560)	3,572

Net cash provided by operating activities	39,978	33,336

Cash flows from investing activities:
Capital expenditures	(75,134)	(36,873)
Proceeds from disposals of property, plant and equipment	516	9,769
Acquisition of Merix	—	(35,326)
Cash acquired in acquisition of Merix	—	13,667

Net cash used in investing activities	(74,618)	(48,763)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	10,000	10,000
Repayments of borrowings under credit facilities	(10,000)	(14,200)
Distribution to noncontrolling interest	(229)	(783)
Repayment of capital lease obligations	(208)	(139)
Proceeds from exercise of stock options	18	—
Repayment of 10.5% Senior Subordinated Notes	—	(105,904)
Change in restricted cash	—	105,734
Repayment of 2013 Notes	—	(515)
Financing and other fees	—	(2,294)

Net cash used in financing activities	(419)	(8,101)

Net change in cash and cash equivalents	(35,059)	(23,528)

Cash and cash equivalents, beginning of the period	103,599	108,993

Cash and cash equivalents, end of the period	$68,540	$85,465

Supplemental cash flow information:
Interest paid	$27,065	$23,211

Income taxes paid, net	$9,798	$9,597

Supplemental disclosure of noncash transactions:
Fair value of common shares issued for acquisition of Merix	$—	$75,877

Fair value of common shares issued in exchange for Mandatory redeemable Class A Junior preferred stock	$—	$149,868

Fair value of common shares issued in exchange for Redeemable Class B Senior Convertible preferred stock	$—	$117,970

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. and its subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.
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
The Company is a party to contracts and agreements with other third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At September 30, 2011, and December 31, 2010, other non-current liabilities include $12,785 and $12,919, respectively, of accruals for potential claims in connection with such indemnities.
Viasystems’ certificate of incorporation provides that none of the directors and officers of the Company bear the risk of personal liability for monetary damages for breach of fiduciary duty as a director or officer, except in cases where the action involves a breach of the duty of loyalty, acts in bad faith, intentional misconduct, the unlawful payment of dividends or repurchasing of capital stock, or transactions from which the director or officer derived improper personal benefits.
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

The components used in the computation of basic and diluted earnings (loss) per share attributable to common stockholders were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss) attributable to common stockholders	$6,861	$10,211	$13,510	$(131,120)

Basic weighted average shares outstanding	19,980,792	19,979,015	19,980,368	17,270,223
Dilutive effect of stock options	1,782	—	3,226	—
Dilutive effect of restricted stock awards	149,164	245	139,968	—

Diluted weighted average shares outstanding	20,131,738	19,979,260	20,123,562	17,270,223

Basic earnings (loss) per share	$0.34	$0.51	$0.68	$(7.59)

Diluted earnings (loss) per share	$0.34	$0.51	$0.67	$(7.59)

For the three and nine months ended September 30, 2011, the effect of options to purchase 1,655,665 shares of common stock and the effect of long-term debt convertible into 6,593 shares of common stock were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would be antidilutive. For the three and nine months ended September 30, 2010, the effect of options to buy 1,201,989 shares of common stock and the effect of long-term debt convertible into 6,593 shares of common stock were excluded from the calculation of diluted weighted average shares outstanding because their inclusion would be antidilutive.
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

The Company’s financial instruments consist of cash equivalents, accounts receivable, long-term debt and other long-term obligations. For cash equivalents, accounts receivable and other long-term obligations, the carrying amounts approximate fair value. The estimated fair values of the Company’s debt instruments and cash flow hedges as of September 30, 2011, and December 31, 2010, are as follows:

	September 30, 2011
	Fair	Carrying
	Value	Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$239,939	$214,748	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges — deferred gain contracts	2,524	2,524	Prepaid expenses and other
Cash flow hedges — deferred loss contracts	(1,190)	(1,190)	Accrued and other liabilities
Huiyang 2009 Credit Facility	—	—

	December 31, 2010
	Fair	Carrying
	Value	Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$244,889	$213,551	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges — deferred gain contracts	20	20	Prepaid expenses and other
Cash flow hedges — deferred loss contracts	—	—
Huiyang 2009 Credit Facility	—	—
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
Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (the “FASB”) issued a final standard which will require the Company to change the way it presents other comprehensive income in its financial statements. The Company is required to adopt this new standard beginning in 2012, and while it will impact the Company’s disclosures, it will not affect its results of operations or financial condition.
In September 2011, the FASB issued a final standard which will permit the Company to perform an optional qualitative assessment to screen for potential impairment of goodwill in lieu of the currently required annual quantitative impairment test. Currently the Company conducts a quantitative assessment of the carrying value of goodwill annually, as of the first day of its fourth fiscal quarter, or more frequently if circumstances arise which would indicate the fair value of a reporting unit with goodwill is below its carrying amount. The new standard will be effective for the Company in 2012; however, early adoption is permitted. The new standard will not change the way the Company accounts for goodwill and will not affect the Company’s results of operations or financial condition, but will provide another option for evaluating potential goodwill impairment.
Noncontrolling Interest
In connection with the Merix Acquisition (see Note 2), the Company acquired a majority interest in manufacturing facilities in Huiyang and Huizhou, China, in which a noncontrolling interest holder retained an ownership of 5% and 15%, respectively. The area where the Company’s Huizhou, China facility is located is being redeveloped away from industrial use, and the Company does not expect it will be able to operate the facility beyond the December 31, 2012, expiration date of the facility’s lease. The Company is currently in negotiations with the noncontrolling interest holder concerning the closure of the facility, including the disposition of the facility’s assets.

The noncontrolling interest is reported as a component of equity, and the net income attributable to the noncontrolling interest is reported as a reduction from net income (loss) to calculate net income (loss) attributable to the Company’s common stockholders. The Company leases its manufacturing facilities in Huiyang and Huizhou, China and purchases consulting and other services from the noncontrolling interest holder. During the three months ended September 30, 2011 and 2010, the Company paid the noncontrolling interest holder $238 and $283, respectively, related to rental and service fees, and during the nine months ended September 30, 2011 and 2010, the Company paid the noncontrolling interest holder $681 and $793, respectively, related to rental and service fees. As of September 30, 2011, $66 was payable by the Company to the noncontrolling interest holder related to rental and service fees.
A reconciliation of noncontrolling interest for the nine months ended September 30, 2011 and 2010, is as follows:

	2011	2010
Balance, beginning of year	$4,265	$—
Noncontrolling interest acquired in connection with Merix Acquisition	—	3,004
Net income attributable to noncontrolling interest	1,221	1,383
Distributions to noncontrolling interest holder	(229)	(783)

Balance, September 30,	$5,257	$3,604

2. The Merix Acquisition
On February 16, 2010, the Company acquired Merix Corporation (“Merix”) in a transaction pursuant to which Merix became a wholly-owned subsidiary of the Company (the “Merix Acquisition”). The following unaudited pro forma information presents the combined results of operations of Viasystems and Merix for the nine months ended September 30, 2010, as if the Merix Acquisition had been completed on January 1, 2010, with adjustments to give effect to pro forma events that are directly attributable to the Merix Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may have resulted from the consolidation of the operations of the companies, nor do they include restructuring expenses incurred related to the Merix Acquisition and related transactions. Accordingly, these unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations.
The following table summarizes the unaudited pro forma results of operations:

Nine Months Ended
September 30, 2010

Net sales	$727,331

Net income	$22,759

3. Inventories
The composition of inventories is as follows:

	September 30,	December 31,
	2011	2010
Raw materials	$41,412	$33,175
Work in process	26,188	24,610
Finished goods	43,214	37,092

Total	$110,814	$94,877

Inventories are stated at the lower of cost (valued using the first-in, first-out method) or market.
4. Property, Plant and Equipment
The composition of property, plant and equipment is as follows:

	September 30,	December 31,
	2011	2010
Land and buildings	$85,281	$84,187
Machinery, equipment and systems	558,660	510,388
Leasehold improvements	52,658	43,690
Construction in progress	10,607	7,017

	707,206	645,282
Less: Accumulated depreciation	(408,918)	(372,169)

Total	$298,288	$273,113

5. Credit Facilities and Long-term Debt
The composition of long-term debt is as follows:

	September 30,	December 31,
	2011	2010
Senior Secured Notes due 2015, net	$214,748	$213,551
Senior Secured 2010 Credit Facility	—	—
Zhongshan 2010 Credit Facility	10,000	10,000
Huiyang 2009 Credit Facility	—	—
Senior Subordinated Convertible Notes due 2013	895	895
Capital leases	773	951

	226,416	225,397
Less: Current maturities	(10,051)	(10,258)

Total	$216,365	$215,139

As of September 30, 2011, $10,000 was outstanding under all of the Company’s various credit facilities, the Company had issued letters of credit totaling $417 and approximately $89,581 of the credit facilities were unused and available.
Senior Secured Notes due 2015
The Company’s $220,000 12% Senior Secured Notes due 2015 (the “2015 Notes”) were issued at an original issue discount (“OID”) of 96.269%. The OID was recorded on the Company’s balance sheet as a reduction of the liability for the 2015 Notes and is being amortized to interest expense over the life of the 2015 Notes. As of September 30, 2011, the unamortized OID was $5,252.

Senior Secured 2010 Credit Facility
The Company’s senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility”) provides a secured revolving credit facility in an aggregate principal amount of up to $75,000. In August 2011, the Senior Secured 2010 Credit Facility was amended effective as of June 30, 2011, primarily for the purpose of removing a limit on permitted capital expenditures, and increasing the amount of eligible collateral allowed for certain receivables. As of September 30, 2011, the Senior Secured 2010 Credit Facility was undrawn, and approximately $54,576 was unused and available based on eligible collateral.
Zhongshan 2010 Credit Facility
In March 2011, the Company’s Kalex Multi-Layer Circuit Board (Zhongshan) Limited subsidiary renewed its unsecured revolving credit facility (the “Zhongshan 2010 Credit Facility”) with China Construction Bank, Zhongshan Branch, which included an increase in the credit facility to 250 million Renminbi (“RMB”) (approximately $39,340 U.S. dollars based on the exchange rate as of September 30, 2011) denominated in RMB and foreign currencies, including the U.S. dollar. As of September 30, 2011, $10,000 in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at an interest rate of 5.38% and approximately $29,340 of the revolving credit facility was unused and available.
Huiyang 2009 Credit Facility
In July 2011, the Company’s Merix Printed Circuits Technology Limited (Huiyang) subsidiary renewed its secured revolving credit facility (the “Huiyang 2009 Credit Facility”) with Industrial and Commercial Bank of China, Limited (“ICBC”). The Huiyang 2009 Credit Facility provides for borrowings of up to 36 million RMB (approximately $5,665 U.S. dollars based on the exchange rate as of September 30, 2011) denominated in RMB and foreign currencies, including the U.S. dollar. As of September 30, 2011, the Huiyang 2009 Credit Facility was undrawn, and $5,665 of the facility was unused and available.
Senior Subordinated Convertible Notes due 2013
The Company’s 4.0% senior subordinated convertible notes due 2013 (the “2013 Notes”) are convertible at the option of the holder into shares of the Company’s common stock at a ratio of 7.367 shares per one thousand U.S. dollars of principal amount, subject to certain adjustments, which is equivalent to a conversion price of $135.74 per share. The 2013 Notes are general unsecured obligations of the Company and are subordinate in right of payment to all the Company’s existing and future senior debt. As of September 30, 2011, $895 aggregate principal amount of the 2013 Notes was outstanding.
6. Restructuring and Impairment
The reserve for restructuring activities at September 30, 2011, includes accruals for liabilities incurred as part of i) restructuring activities initiated during the first quarter of 2010 to realize certain cost synergies identified in the Merix Acquisition (the “2010 Acquisition Restructuring”) and ii) restructuring activities initiated during 2001 as a result of the economic downturn that began in 2000 and continued into early 2003 and resulted in plant shutdowns and downsizings which continued through 2005 (the “2001 Restructuring”). As of September 30, 2011, the reserve for restructuring and impairment charges includes $221 and $670, related to the 2010 Acquisition Restructuring and the 2001 Restructuring, respectively.

The following tables summarize changes in the reserve for restructuring charges for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011
	Reserve					Reserve
	at		Cash			at
	12/31/10	Net Charges	Payments	Adjustments		9/30/11
Restructuring Activities:
Personnel and severance	$445	$(134)	$(115)	$—		$196
Lease and other contractual commitments	1,277	—	(605)	23	(a)	695

Total restructuring charges	$1,722	$(134)	$(720)	$23		$891

	Nine Months Ended September 30, 2010
	Reserve					Reserve
	at		Cash			at
	12/31/10	Net Charges	Payments	Adjustments		9/30/10
Restructuring Activities:
Personnel and severance	$843	$3,318	$(3,128)	$—		$1,033
Lease and other contractual commitments	2,481	5,432	(6,947)	643	(b)	1,609

Total restructuring charges	$3,324	$8,750	$(10,075)	$643		$2,642

(a)	Represents accretion of interest on discounted restructuring liabilities.

(b)	Represents $732 of restructuring liabilities assumed in the Merix Acquisition and $19 of accretion of interest on discounted restructuring liabilities, net of $108 of non-cash expense items.
During the nine months ended September 30, 2011, the Company reversed $134 of accrued severance in the Printed Circuit Boards segment, which related to the 2010 Acquisition Restructuring as a result of higher than expected employee attrition, which reduced the number of planned involuntary terminations.
The Company recorded $8,750 of restructuring charges for the nine months ended September 30, 2010, of which $4,716 was incurred in the Printed Circuit Boards segment related to the 2010 Acquisition Restructuring, and $4,034 of which was incurred in “Other” (see Note 11), which primarily related to the cancellation of a monitoring and oversight agreement in connection with a recapitalization of the Company immediately prior to the Merix Acquisition.
7. Derivative Financial Instruments and Cash Flow Hedging Strategy
The Company uses foreign exchange forward contracts and cross-currency swaps that are designated and qualify as cash flow hedges to manage certain of its foreign exchange rate risks. The Company’s objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. The Company’s foreign currency exposure arises from the transacting of business in a currency other than the U.S. dollar.
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
The Company recognizes all such derivative contracts as either assets or liabilities in the balance sheet and measures those contracts at fair value (see Note 1) through adjustments to other comprehensive income, current earnings, or both, as appropriate. Accumulated other comprehensive income as of September 30, 2011, and December 31, 2010, included net deferred gains on derivatives of $704 (net of taxes of $630) and $20 (net of taxes of $0), respectively.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of open derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs (see Note 1). As of September 30, 2011, and December 31, 2010, all of the Company’s derivative contracts were in the form of Chinese RMB foreign exchange forward contracts and cross-currency swaps which were designated and qualified as cash flow hedging instruments. The following table summarizes the Company’s outstanding derivative contracts:

	September 30, 2011	December 31, 2010
Notional amount in thousands of Chinese RMB	2,852,993	589,923
Weighted average remaining maturity in months	8.0	5.5
Weighted average exchange rate to one U.S. Dollar	6.376	6.543
The realized gain or loss upon the settlement of foreign exchange forward contracts is recorded in cost of goods sold at the time of settlement. For the three and nine months ended September 30, 2011, gains of $1,128 and $1,940, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts. For the three and nine months ended September 30, 2010, a gain of $16 and a loss of $388, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts.
8. Stock-based Compensation
Stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of goods sold	$119	$118	$377	$(40)
Selling, general and administrative	1,731	1,120	5,377	1,694

	$1,850	$1,238	$5,754	$1,654

Stock Options
The following table summarizes the stock option activity for the nine months ended September 30, 2011 and 2010:

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,194,640	$43.13	209,435	$150.99
Granted	542,784	20.44	1,008,594	21.64
Exercised	(833)	21.88	—	—
Forfeited	(48,926)	28.99	(16,040)	70.22

Outstanding at September 30,	1,687,665	36.25	1,201,989	43.52

Options exercisable at September 30,	678,106	$58.98	199,603	$150.99

The weighted average fair value of options granted during the nine months ended September 30, 2011 and 2010, was $10.22 and $10.64, respectively, estimated on the date of each grant using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010
Expected life of options	4.3 years	4.3 years
Risk free interest rate	0.91% to 2.39%	1.44% to 2.26%
Expected volatility of stock	60.72% to 62.73%	59.66% to 60.26%
Expected dividend yield	None	None
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
The following table summarizes information regarding outstanding stock options as of September 30, 2011:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number of	Remaining	Exercise	Number of	Exercise
Price	Options	Contractual Life	Price	Options	Price
$14.42 to $21.88	1,492,044	5.9 years	$21.21	482,485	$21.67
$150.99	195,621	2.4 years	150.99	195,621	150.99

	1,687,665	5.5 years	$36.25	678,106	$58.98

Restricted Stock Awards
The following table summarizes restricted stock activity for the nine months ended September 30, 2011 and 2010:

	2011		2010
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Per Share		Per Share
	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of year	257,932	$16.60	—	$—
Granted	154,519	20.41	256,805	16.53
Vested	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30,	412,451	$18.03	256,805	$16.63

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

For the three and nine months ended September 30, 2011, the Company’s tax provision includes net expense of $3,966 and $11,380, respectively, related to pre-tax earnings and a net expense (benefit) of $1,905 and $(2,787), respectively, related to other tax matters, which for the nine months ended September 30, 2011, include reversals of $6,005 of uncertain tax positions due to lapsing of the applicable statute of limitations. For the three and nine months ended September 30, 2010, the Company’s tax provision included net expense of $3,194 and $8,132, respectively, related to its pre-tax earnings and net expense of $2,791 and $5,364, respectively, related to other tax matters.
10. Comprehensive Income
The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$7,385	$10,920	$14,731	$6,054
Change in fair value of derivatives, net of taxes	(442)	311	684	739

Comprehensive income	$6,943	$11,231	$15,415	$6,793

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
Total assets by segment are as follows:

	September 30,	December 31,
	2011	2010
Total assets:
Printed Circuit Boards	$675,799	$625,884
Assembly	100,070	84,273
Other	45,338	70,416

	$821,207	$780,573

Net sales and operating income (loss) by segment, together with a reconciliation to income before income taxes, are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net sales to external customers:
Printed Circuit Boards	$224,419	$208,898	$632,302	$555,214
Assembly	54,399	50,427	155,970	130,162

Total	$278,818	$259,325	$788,272	$685,376

Intersegment sales:
Printed Circuit Boards	$2,140	$3,167	$8,470	$9,171
Assembly	—	—	—	—

Total	$2,140	$3,167	$8,470	$9,171

Operating income (loss):
Printed Circuit Boards	$20,845	$23,637	$43,260	$51,394
Assembly	683	2,173	5,019	4,121
Other	(95)	(37)	(516)	(8,681)

Total	21,433	25,773	47,763	46,834

Interest expense, net	7,235	7,323	21,668	23,649
Amortization of deferred financing costs	503	512	1,511	1,491
Loss on early extinguishment of debt	—	—	—	706
Other, net	439	1,033	1,260	1,438

Income before income taxes	$13,256	$16,905	$23,324	$19,550

12. Shelf Registration Statement
The Company filed a shelf registration statement with the Securities and Exchange Commission that became effective as of April 7, 2011, and will allow the Company to sell up to $150,000 of equity or other securities described in the registration statement in one or more offerings. The shelf registration statement gives the Company greater flexibility to raise funds from the sale of its securities, subject to market conditions and its capital needs. In addition, the shelf registration statement includes shares of the Company’s common stock currently owned by VG Holdings, LLC, such that VG Holdings, LLC may offer and sell, from time to time, up to 15,562,558 shares of the Company’s common stock. The Company will not receive any proceeds from the sale of common stock by VG Holdings, LLC, but may incur expenses in connection with the sale of those shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”).
We have made certain “forward-looking” statements in this Report under the protection of the safe harbor for forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements include those statements made in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “anticipates,” “intends,” “plans,” “estimates” or the negative thereof or other similar expressions or comparable terminology.
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
We are a supplier to approximately 800 original equipment manufacturers, or OEMs, and contract electronic manufacturers, or CEMs, in numerous end markets. Our OEM customers include industry leaders such as Alcatel-Lucent, S.A., Autoliv, Inc., Robert Bosch GmbH, Ciena Corporation, Cisco Systems, Inc., Continental AG, Ericsson AB, General Electric Company, Harris Corporation, Hitachi, Ltd., Huawei Technologies Co., Ltd., Motorola Solutions, Inc., NetApp, Inc., QLogic Corporation, Rockwell Automation, Inc., Rockwell Collins, Inc., TRW Automotive Holdings Corp. and Xyratex Ltd. In addition, we have good working relationships with industry-leading CEMs such as Benchmark Electronics, Inc., Celestica Inc., Jabil Circuit, Inc. and Plexus Corp., and we supply PCBs and E-M Solutions products to these customers as well.
Business Overview
Our results through September 30, 2011 reflect solid demand for our products across the markets we serve. During the first three quarters of the year, we have continued to expand our PCB production capacity in China. We expect that this capacity expansion will allow us to i) replace the capacity we will lose in connection with the required closure of our Huizhou, China factory at the end of 2012, ii) reduce the adverse impacts on our capacity caused by mandated energy conservation shutdowns in China, and iii) meet increased demand from our customers. During the third quarter, we began construction on leasehold improvements to a new manufacturing facility in Juarez, Mexico and expect to complete the move of our existing Mexico operations to the new facility by the end of the year. The new facility will provide expanded manufacturing capacity and capabilities.
Our results through September 30, 2011 also reflect increased costs of labor and materials, especially at our facilities in China, inefficiencies associated with unscheduled production interruptions at some of our facilities due to i) unplanned maintenance during the first quarter, ii) power rationing by the Chinese government that began in May 2011, as well as inefficiencies associated with our preparations to relocate our E-M Solutions facility in Juarez, Mexico. In addition to minimum wage increases, the Chinese government implemented employment-based social taxes on foreign-owned enterprises. A continued tightening of labor resources in China resulted in higher than usual levels of overtime pay costs at several of our PCB facilities. In addition to increased costs for commodities like copper and gold, a sustained high demand for electronic components allowed our materials suppliers to command higher prices for their products. We expect material costs will remain stable through the end of 2011. As a result of these factors, during the second quarter of 2011, we began implementing selling price increases to compensate for labor and materials cost increases, and substantially all of the price increases were implemented by the beginning of our third quarter.
We expect our results of operations for the fourth quarter to be impacted, as is generally the case, by holiday periods, including the Chinese “National Day” holiday period at the beginning of October and the western world holidays leading up to New Years. We expect that a combination of decreased third quarter bookings and these holiday effects, may result in a decline in total sales, similar to the decline we experienced in the fourth quarter of 2010.
As a component manufacturer, our sales trends generally reflect the market conditions in the industries we serve. In the automotive market, we are adding capacity at our principal automotive qualified PCB manufacturing facilities i) as a result of increased demand and ii) in anticipation of the expiration of the lease of our facility in Huizhou, China at the end of 2012. In addition to forecasted increases in general demand, we expect that the recent flooding in Thailand, which has idled PCB manufacturing facilities belonging to some of our competitors, may lead to additional market share with existing customers in the automotive end-user market as they seek alternative suppliers.

In the industrial & instrumentation market, we have experienced increased demand from our broad base of customers, and in order to accommodate growing demand for North America based E-M Solutions products and services in this end-user market, we will relocate our manufacturing operations in Juarez, Mexico to a larger facility by the end of 2011. While we expect sales trends in this diverse market will follow global economic trends, demand during the last quarter of 2011 may be adversely affected by corrections of inventory levels by some of our customers.
The telecommunications end-user market remains dynamic as the customers we supply produce a mixture of products which include both new, cutting edge applications as well as more mature products with varying levels of demand. We continue to position ourselves to take advantage of growth opportunities related to the introduction of next generation wireless technology standards.
In the computer and datacommunications market, we continue to pursue new customers and programs for both our Printed Circuit Boards and Assembly segments, especially in the high-end server and storage sectors; however, demand in this sector during the last quarter of 2011 may be adversely affected by corrections of inventory levels by some of our customers.
In the military and aerospace market, we continue to pursue market share gains as a result of continuing customer qualification activity and the NADCAP accreditation received by our Forest Grove, Oregon facility and the AS9100 certification received by our Huiyang, China facility in 2010; however, overall demand trends in this market have been negatively impacted by budget pressures on U.S. government defense spending.
Results of Operations
Three Months Ended September 30, 2011, Compared with the Three Months Ended September 30, 2010
Net Sales. Net sales for the three months ended September 30, 2011, were $278.8 million, representing a $19.5 million, or 7.5%, increase from net sales during the same period in 2010. Net sales by end-user market for the three months ended September 30, 2011 and 2010, were as follows:

End-User Market (dollars in millions)	2011	2010
Automotive	$113.5	$90.7
Industrial & Instrumentation	67.4	62.5
Telecommunications	47.5	62.9
Computer and Datacommunications	40.3	33.1
Military and Aerospace	10.1	10.1

Total Net Sales	$278.8	$259.3

Our net sales of products for end use in the automotive market increased by approximately $22.8 million, or 25.1%, during the three months ended September 30, 2011, compared to the same period in 2010. The increase was a result of increased global demand from our automotive customers and price increases implemented during the second quarter of 2011.
Net sales of products ultimately used in the industrial & instrumentation markets for the three months ended September 30, 2011, increased by approximately $4.9 million, or 7.8%, compared to the same period in 2010. The increase in net sales was driven primarily by increased global demand across our broad base of existing industrial and instrumentation customers, including wind power and elevator controls related programs, as well as new customer and program wins.
Net sales of products ultimately used in the telecommunications market decreased by approximately $15.4 million, or 24.5%, for the quarter ended September 30, 2011, as compared to the quarter ended September 30, 2010. The sales decline was primarily a result of reduced demand for certain programs we supply and the loss of one customer in our Assembly segment which elected to bring manufacturing of the parts we supplied in-house.

During the third quarter of 2011, net sales of our products for use in the computer and datacommunications market increased by approximately $7.2 million, or 21.8%, as compared to the same period in the prior year. The increase was driven by increased demand and sales associated with new customers and programs.
Net sales to the military and aerospace end-user market remained relatively flat for the quarter ended September 30, 2011, as compared to the quarter ended September 30, 2010. Sales growth we experienced in this end-market during the first half of 2011 stabilized during the third quarter as new customer activity was offset by reduced demand stemming from reductions in government spending.
Net sales by segment for the three months ended September 30, 2011 and 2010, were as follows:

Segment (dollars in millions)	2011	2010
Printed Circuit Boards	$226.6	$212.0
Assembly	54.4	50.5
Eliminations	(2.2)	(3.2)

Total Net Sales	$278.8	$259.3

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended September 30, 2011, increased by $14.6 million, or 6.9%, to $226.6 million compared with the third quarter of 2010. The increase was a result of increases in net sales in our automotive and computer and datacommunications end-user markets, partially offset by a decline in net sales in our telecommunications and industrial & instrumentation end-user markets.
Assembly segment net sales increased by $3.9 million, or 7.7%, to $54.4 million for the three months ended September 30, 2011, compared with the third quarter of 2010. The increase was primarily the result of improved demand in wind power and elevator controls related programs in our industrial & instrumentation end-user market and a new program win in our computer and datacommunications end-user market, partially offset by a sales decline in our telecommunications end-user market related to reduced demand and the loss of one customer which elected to bring manufacturing of the parts we supplied in-house.
Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the unaudited condensed consolidated statement of operations, for the three months ended September 30, 2011, was $219.2 million, or 78.6%, of consolidated net sales. This represents a 2.2 percentage point increase from the 76.4% of consolidated net sales for the third quarter of 2010. The increase was due primarily to increased costs of labor and materials, and manufacturing inefficiencies associated with government mandated power rationing in China, partially offset by sales price increases.
The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs. Our results for the third quarter of 2011 reflect increased costs of labor and materials as well as inefficiencies associated with power rationing in China. The increase in labor costs was due to minimum wage increases and newly implemented employment-based social taxes in China, as well as a labor shortage in some parts of China, which contributed to higher than usual attrition, resulting in increased overtime costs. The increase in materials costs was due to increased costs for commodities, including copper and gold, as well as a sustained high demand for electronic components in our industry, which allowed our materials suppliers to command higher prices for their products. Beginning in May 2011, the Chinese government began rationing electric power in certain areas of the country, which led to unscheduled production interruptions at some of our manufacturing facilities. We expect we will continue to experience significant pressures on materials costs and wages during the remainder of 2011, and we expect that power rationing in China may continue through the middle of the fourth quarter.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. Costs as a percentage of sales during the third quarter were negatively impacted by increased labor, overhead and material costs.
Selling, General and Administrative Costs. Selling, general and administrative costs increased $0.7 million, or 3.4%, to $21.2 million for the three months ended September 30, 2011, compared to the same period in the prior year. The increase in selling, general and administrative costs was primarily a result of a $0.6 million increase in non-cash stock compensation expense related to awards granted under our 2010 Equity Incentive Plan.
Depreciation. Depreciation expense for the three months ended September 30, 2011, was $16.5 million, including $15.6 million related to our Printed Circuit Boards segment and $0.9 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $2.3 million, or 14.4%, compared to the same period last year primarily as a result of increased investments in new equipment during the past twelve months. Depreciation expense in our Assembly segment decreased by $0.2 million as compared to the same period last year.
Operating Income. Operating income of $21.4 million for the three months ended September 30, 2011, represents a decrease of $4.4 million compared to operating income of $25.8 million for the three months ended September 30, 2010. The primary sources of operating income (loss) for the three months ended September 30, 2011 and 2010, were as follows:

Source (dollars in millions)	2011	2010
Printed Circuit Boards segment	$20.8	$23.6
Assembly segment	0.7	2.2
Other	(0.1)	—

Operating income	$21.4	$25.8

Operating income from our Printed Circuit Boards segment decreased by $2.8 million to $20.8 million for the three months ended September 30, 2011, compared to $23.6 million for the same period in the prior year. The decrease is primarily the result of the higher cost of goods sold relative to sales and increased depreciation, partially offset by increased sales volume and price increases.
Operating income from our Assembly segment was $0.7 million for the three months ended September 30, 2011, compared to $2.2 million in the third quarter of 2010. The decrease is primarily related to sales declines in the telecommunications end user marker, changes in sale mix in the industrial and instrumentation end-user market, and inefficiencies associated with preparations to relocate our E-M Solutions facility in Juarez, Mexico.
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

Reconciliations of operating income to Adjusted EBITDA for the three months ended September 30, 2011 and 2010, were as follows:

Source (dollars in millions)	2011	2010
Operating income	$21.4	$25.8
Add-back:
Depreciation and Amortization	16.9	14.9
Non-cash stock compensation expense	1.9	1.2
Costs relating to acquisitions and equity registrations	0.1	—
Restructuring and impairment	—	—

Adjusted EBITDA	$40.3	$41.9

For the three months ended September 30, 2011, Adjusted EBITDA decreased by $1.6 million, or 3.8%, as compared to the same period of 2010, primarily as a result of an increase in costs of goods sold relative to net sales.
Interest Expense, Net. Interest expense, net of interest income, was $7.2 million for the three month period ended September 30, 2011, compared to $7.3 million for the quarter ended September 30, 2010. Interest expense related to our 12.0% Senior Secured Notes due 2015 (the “2015 Notes”) is approximately $7.0 million in each quarter as the $220 million principal, the 12.0% interest rate and the amortization of the $8.2 million original issue discount remain unchanged since the 2015 Notes were issued in 2009.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies such as uncertain tax positions. Taxes provided on pre-tax income relate primarily to our profitable operations in China and Hong Kong. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for certain expenses, including our substantial interest expense. For the three months ended September 30, 2011, our tax provision includes net expense of $4.0 million related to pre-tax earnings, and $1.9 million related to other tax matters. For the three months ended September 30, 2010, our tax provision included net expense of $3.2 million related to our pre-tax earnings and net expense of $2.8 million related to other tax matters.
Nine Months Ended September 30, 2011, Compared with the Nine Months Ended September 30, 2010
Net Sales. Net sales for the nine months ended September 30, 2011, were $788.3 million, representing an $102.9 million, or 15.0%, increase from net sales during the same period in 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales increased by approximately $61.0 million, or 8.4%, for the nine months ended September 30, 2011, as compared to the same period in 2010.
Net sales by end-user market for the nine months ended September 30, 2011 and 2010, on a historical basis, and as of September 30, 2010, on a pro forma basis as if the Merix Acquisition had been completed on January 1, 2010, were as follows:

			Pro
	Historical		forma
End-User Market (dollars in millions)	2011	2010	2010
Automotive	$304.9	$245.5	$253.7
Industrial & Instrumentation	201.2	162.5	172.1
Telecommunications	142.6	162.5	174.7
Computer and Datacommunications	108.0	89.5	96.5
Military and Aerospace	31.6	25.4	30.3

Total Net Sales	$788.3	$685.4	$727.3

Our net sales of products for end use in the automotive market increased by approximately $59.4 million, or 24.2%, to $304.9 million for the nine months ended September 30, 2011, compared to the same period in 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for end use in this market increased by approximately $51.2 million, or 20.2%, as compared with the same period in 2010. The increase is a result of increased global demand from our automotive customers and price increases implemented during the second and third quarters of 2011, partially offset by a temporary reduction in production capacity at our principal automotive qualified PCB facility during the first quarter of 2011 due to unscheduled maintenance.
Net sales of products ultimately used in the industrial & instrumentation market for the nine months ended September 30, 2011, increased by approximately $38.7 million, or 23.8%, to $201.2 million, as compared with the same period in 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for end use in this market increased by approximately $29.1 million, or 16.9%, as compared with the same period in 2010. The increase in net sales was driven primarily by increased global demand across our broad base of existing industrial and instrumentation customers, including wind power and elevator controls related programs, as well as new customer and program wins.
Net sales of products ultimately used in the telecommunications market for the nine months ended September 30, 2011, decreased by approximately $19.9 million, or 12.2%, to $142.6 million, as compared with the nine months ended September 30, 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for use in this end market decreased by approximately $32.1 million, or 18.4%, as compared to the same period in 2010. The sales decline was primarily a result of reduced demand for certain programs we supply, inventory corrections from one of our larger customers and the loss of one customer in our Assembly segment which elected to bring manufacturing of the parts we supplied in-house.

During the first nine months of 2011, net sales of our products for use in the computer and datacommunications market increased by approximately $18.5 million, or 20.7%, to $108.0 million, as compared to the same period in the prior year. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for use in this end market increased by approximately $11.5 million, or 11.9%, as compared with the same period in 2010. The increase was driven by sales associated with new customers and programs, partially offset by reduced demand from a large datacommunications customer.
Net sales to the military and aerospace end-user market increased $6.2 million, or 24.4%, to $31.6 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for use in the military and aerospace end-user market increased by approximately $1.3 million, or 4.3%, as compared with the same period in 2010. The increase was primarily a result of market share growth stemming from customer qualification activities initiated during 2010, which have continued in 2011.
Net sales by segment for the nine months ended September 30, 2011 and 2010, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2011	2010	2010
Printed Circuit Boards	$640.8	$564.4	$606.3
Assembly	156.0	130.2	130.2
Eliminations	(8.5)	(9.2)	(9.2)

Total Net Sales	$788.3	$685.4	$727.3

Printed Circuit Boards segment net sales, including intersegment sales, for the nine months ended September 30, 2011, increased by $76.4 million, or 13.5%, to $640.8 million. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, Printed Circuit Boards segment net sales, including intersegment sales, for the nine months ended September 30, 2011, increased by $34.5 million, or 5.7%, as compared to the same period in the prior year. This increase is a result of increases in net sales in our automotive, industrial & instrumentation, computer and datacommunications and military and aerospace end-user markets, partially offset by a decline in net sales in our telecommunications end-user markets.
Assembly segment net sales increased by $25.8 million, or 19.8%, to $156.0 million for the nine months ended September 30, 2011, compared with the first nine months of 2010. The increase was primarily the result of improved demand in wind power and elevator controls related programs in our industrial & instrumentation end-user market, partially offset by a sales decline in our telecommunications end-user market.
Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2011, was $632.0 million, or 80.2%, of consolidated net sales. This represents a 3.3 percentage point increase from the 76.9% of consolidated net sales for the nine months ended September 30, 2010. The increase was due primarily to rising costs of materials and labor and manufacturing inefficiencies associated with government mandated power rationing in China, partially offset by sales price increases. To compensate for rising costs, we began to implement price increases during the second quarter of 2011; however, our costs for materials and labor grew faster than we could implement price increases.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs. Our results for the first nine months of 2011 reflect increasing costs of labor and materials, significant unscheduled maintenance at one of our PCB facilities during the first quarter of 2011, inefficiencies in connection with restarting production after scheduled shutdowns around the time of the Chinese New Year holiday in February 2011, as well as inefficiencies associated with power rationing in China. The increase in labor costs was due to minimum wage increases and newly implemented employment-based social taxes in China, as well as a labor shortage in some parts of China which contributed to higher than usual attrition, resulting in increased overtime costs and the payment of retention bonuses. The increase in materials costs was due to increased costs for commodities, including copper and gold, as well as a sustained high demand for electronic components in our industry, which allowed our materials suppliers to command higher prices for their products. Beginning in May 2011, the Chinese government began rationing electric power in certain areas of the country, which led to unscheduled production interruptions at some of our manufacturing facilities. We expect we will continue to experience significant pressures on materials costs and wages during the remainder of 2011, and we expect that power rationing in China may continue through the middle of the fourth quarter.
Cost of goods sold during the first nine months of 2010 reflected an inventory fair value adjustment of approximately $0.9 million related to the Merix Acquisition, which negatively impacted the ratio of cost of goods sold to net sales in that period.
Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. Costs as a percentage of sales during the first nine months were negatively impacted by increased labor and material costs.
Selling, General and Administrative Costs. Selling, general and administrative costs decreased $1.2 million, or 2.0%, to $58.7 million for the nine months ended September 30, 2011, compared to the same period in the prior year. The net decline in selling, general and administrative costs was primarily a result of a $5.1 million decline in costs relating to acquisitions and equity registrations and reduced incentive compensation expense, partially offset by i) a $3.7 million increase in non-cash stock compensation expense related to awards granted under our 2010 Equity Incentive Plan, ii) costs associated with annual management meetings, which had been suspended in 2010, and iii) the impact of nine full months of selling, general and administrative costs associated with the legacy Merix operations as compared with approximately seven and one-half months of costs incurred subsequent to the mid-February acquisition date during the same period in 2010.
Depreciation. Depreciation expense for the nine months ended September 30, 2011, was $48.7 million, including $45.7 million related to our Printed Circuit Boards segment and $3.0 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $7.5 million, or 19.6%, compared to the same period last year primarily as a result of increased investments in new equipment during the past twelve months and the effect of approximately 1.5 months of additional depreciation during the period on fixed assets acquired through the Merix Acquisition, as compared to the same period in 2010. Depreciation expense in our Assembly segment declined by approximately $0.2 million as compared to the same period last year.
Restructuring and Impairment. During the nine months ended September 30, 2011, we reversed approximately $0.1 million of restructuring and impairment charges related to the integration of the Merix business as a result of higher than expected employee attrition, which reduced the number of planned involuntary terminations. For the nine months ended September 30, 2010, we recorded restructuring charges associated with the Merix Acquisition and related transactions which totaled approximately $8.7 million. These charges included approximately $3.3 million related to personnel and severance and approximately $5.4 million related to leases and other contractual commitments. We expect to incur restructuring charges of approximately $0.5 million during the fourth quarter of 2011 in connection with the relocation of our Juarez, Mexico facility. In addition, we expect we will incur restructuring charges in 2012 in connection with the closure of our Huizhou, China facility, due to the expiration of the facility’s lease at the end of that year.

Operating Income. Operating income of $47.8 million for the nine months ended September 30, 2011, represents an increase of $1.0 million compared to operating income of $46.8 million of the nine months ended September 30, 2010. The primary sources of operating income (loss) for the nine months ended September 30, 2011 and 2010, were as follows:

Source (dollars in millions)	2011	2010
Printed Circuit Boards segment	$43.3	$51.4
Assembly segment	5.0	4.1
Other	(0.5)	(8.7)

Operating income	$47.8	$46.8

Operating income from our Printed Circuit Boards segment decreased by $8.1 million to $43.3 million for the nine months ended September 30, 2011, compared to $51.4 million for the same period in the prior year. The decrease was primarily the result of higher levels of cost of goods sold relative to sales and increased depreciation costs, partially offset by increased sales levels, reduced selling, general and administrative costs and reduced restructuring charges.
Operating income from our Assembly segment was $5.0 million for the nine months ended September 30, 2011, compared to $4.1 million for the same period of 2010. The increase is primarily the result of increased sales volume.
The $0.5 million operating loss in the “Other” segment for the nine months ended September 30, 2011, relates primarily to professional fees associated with acquisitions and equity registrations. The $8.7 million operating loss in the “Other” segment for the nine months ended September 30, 2010, relates to $4.0 million of restructuring charges and $4.7 million of merger related professional fees and other costs related to the Merix Acquisition.
Adjusted EBITDA. Reconciliations of operating income to Adjusted EBITDA for the nine months ended September 30, 2011 and 2010, were as follows:

Source (dollars in millions)	2011	2010
Operating income	$47.8	$46.8
Add-back:
Depreciation and Amortization	50.0	42.8
Non-cash stock compensation expense	5.8	1.7
Costs relating to acquisitions and equity registrations	0.5	5.6
Restructuring and impairment	(0.1)	8.8

Adjusted EBITDA	$104.0	$105.7

Adjusted EBITDA for the first nine months of 2011 decreased by $1.7 million, or 1.6%, as compared to the same period in 2010, primarily as a result of a 3.3 percentage point increase in costs of goods sold relative to net sales, partially offset by a 15.0% increase in net sales and lower selling, general and administrative costs.

Interest Expense, Net. Interest expense, net of interest income, was $21.7 million for the nine month period ended September 30, 2011, compared to $23.6 million, for the nine months ended September 30, 2010. Interest expense related to our 2015 Notes is approximately $21.0 million in each nine month period as the $220 million principal, the 12.0% interest rate and the amortization of the $8.2 million original issue discount remain unchanged since the 2015 Notes were issued in 2009. The $1.9 million decrease in interest expense for the nine months ended September 30, 2011, as compared to the same period in the prior year, was primarily a result of the conversion of our Mandatory Redeemable Class A Junior preferred stock (the “Class A Preferred”) to common shares in 2010. Interest expense related to the Class A Preferred was approximately $2.1 million for the nine months ended September 30, 2010.
Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies such as uncertain tax positions. Taxes provided on pre-tax income relate primarily to our profitable operations in China and Hong Kong. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for certain expenses, including our substantial interest expense. For the nine months ended September 30, 2011, our tax provision includes net expense of $11.4 million related to pre-tax earnings and a net benefit of $2.8 million related to other tax matters, including a reversal of $6.0 million of uncertain tax positions due to lapsing of the applicable statute of limitations. For the nine months ended September 30, 2010, our tax provision included net expense of $8.1 million related to our pre-tax earnings and net expense of $5.4 million related to other tax matters.
Liquidity and Capital Resources
Liquidity
We believe that cash flow from operations and available cash on hand will be sufficient to fund our recurring capital expenditure requirements and other currently anticipated cash needs for the next twelve months. Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control. We cannot be assured however, that our business will generate sufficient cash flow from operations or at all, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under our credit facilities or that we will be able to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness.
Our principal liquidity requirements over the next twelve months will be for i) $13.2 million semi-annual interest payments required in connection with the 2015 Notes, payable in January and July each year, ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment and v) debt service requirements in connection with our credit facilities. In addition, the potential for acquisitions of other businesses in the future and/or the redemption of some portion of our 2015 Notes may require additional debt or equity financing.
Cash Flow
Net cash provided by operating activities for the nine months ended September 30, 2011 and 2010, was $40.0 million and $33.3 million, respectively. The increase in net cash from operating activities is primarily due to improved net income, partially offset by investments in working capital.

Net cash used in investing activities was $74.6 million for the nine months ended September 30, 2011, and primarily related to capital expenditures. Given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions. Due to growing market demand and the need to transfer the production capacity from our Huizhou, China facility to our other PCB facilities in China, we expect to commit to and spend the remaining capital expenditures related to the capital expansion projects over the next 15 months. Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards. The spending required to meet our customers’ requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. Total capital expenditures by our Printed Circuit Boards segment for the nine months ended September 30, 2011, were $69.9 million.
Net cash used in investing activities was $48.8 million for the nine months ended September 30, 2010, and related to $21.6 million cash consideration paid, net of cash acquired, to acquire Merix Corporation (“Merix”), and capital expenditures of $36.9 million, partially offset by cash proceeds of $9.7 million from the sale of a vacant manufacturing facility in Hong Kong, China that was acquired in the acquisition of Merix.
Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2011, which related to repayments of capital lease obligations and distributions to the noncontrolling interest holder. Net cash used in financing activities was $8.1 million for the nine months ended September 30, 2010, which related primarily to financing fees on our Senior Secured 2010 Credit Facility and repayments of capital lease obligations. The repayment of the 2011 Notes in January 2010, was funded by restricted cash held in escrow since the issuance of the 2015 Notes in 2009.
Financing Arrangements
Shelf Registration Statement
We filed a shelf registration statement with the Securities and Exchange Commission that became effective on April 7, 2011, and will allow us to sell up to $150 million of equity or other securities described in the registration statement in one or more offerings. The shelf registration statement gives us greater flexibility to raise funds from the sale of our securities, subject to market conditions and our capital needs. In addition, the shelf registration statement includes shares of our common stock currently owned by VG Holdings, LLC, such that VG Holdings, LLC may offer and sell, from time to time, up to 15,562,558 shares of our common stock. We will not receive any proceeds from the sale of common stock by VG Holdings, LLC, but we may incur expenses in connection with the sale of those shares.
Senior Secured Notes due 2015
Our 2015 Notes were issued at an original issue discount (“OID”) of 96.269%. The OID was recorded on our balance sheet as a reduction of the liability for the 2015 Notes, and is being amortized to interest expense over the life of the notes. As of September 30, 2011, the unamortized OID was $5.3 million. The 2015 Notes bear interest at 12% per annum, payable semi-annually on January 15 and July 15 of each year. The Company may redeem the 2015 Notes after July 16, 2012, at a maximum redemption price of 106%.
Senior Secured 2010 Credit Facility
In August 2011, our Senior Secured 2010 Credit Facility was amended effective as of June 30, 2011, primarily for the purpose of removing a limit on permitted capital expenditures, and increasing the amount of eligible collateral allowed for certain receivables. As of September 30, 2011, the Senior Secured 2010 Credit Facility was undrawn, and approximately $54.6 million was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility
In March 2011, our Kalex Multi-layer Circuit Board (Zhongshan) Limited subsidiary renewed its revolving credit facility (the “Zhongshan 2010 Credit Facility”) with China Construction Bank, Zhongshan Branch, which included an increase in the credit facility to 250 million Renminbi (“RMB”) (approximately $39.3 million U.S. dollars based on the exchange rate as of September 30, 2011) denominated in RMB and foreign currencies, including the U.S. dollar. As of September 30, 2011, $10.0 million in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of 5.38%, and approximately $29.3 million of the revolving credit facility was unused and available.
Huiyang 2009 Credit Facility
In July 2011, the Company’s Merix Printed Circuits Technology Limited (Huiyang) subsidiary renewed its secured revolving credit facility (the “Huiyang 2009 Credit Facility”) with Industrial and Commercial Bank of China, Limited (“ICBC”). The Huiyang 2009 Credit Facility provides for borrowings of up to 36 million RMB (approximately $5.7 million U.S. dollars based on the exchange rate as of September 30, 2011) denominated in RMB and foreign currencies, including the U.S. dollar. As of September 30, 2011, the Huiyang 2009 Credit Facility was undrawn, and $5.7 million of the facility was unused and available.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be adversely affected as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2011, we have foreign currency hedge instruments outstanding that hedge a notional amount of approximately 2.9 billion RMB at an average exchange rate of 6.376 with a weighted average remaining maturity of 8.0 months.

Item 4.	Controls and Procedures
As of September 30, 2011, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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
On January 19, 2010, the plaintiffs filed a motion for a temporary restraining order and/or a preliminary injunction to enjoin the shareholder vote on the Merix Acquisition, scheduled to take place on February 8, 2010. On January 29, 2010, the defendants filed oppositions to plaintiffs’ motion, and, on February 2, 2010, plaintiffs filed their reply. On February 5, 2010, following oral arguments, the court denied the plaintiffs’ motion. The Merix Acquisition was consummated on February 16, 2010.
After the court denied the plaintiffs’ motion to enjoin the transaction, the plaintiffs submitted an amended complaint, dated April 19, 2010, naming only Merix’ former board members as defendants (the “Defendants”). In June 2011, the Defendants and the plaintiffs agreed to settle the case for $1.5 million. The settlement is currently pending court approval, and a hearing is scheduled for November 10, 2011. The Defendants are insured by Merix’ directors and officers liability insurance (the “D&O Insurance”) coverage. The Company has exhausted the self-insured retention of the D&O Insurance and therefore all settlement funds and any expenses related to this matter will be paid by the D&O Insurance. We anticipate the case will be settled in the fourth quarter of 2011.
Delphi Litigation
On May 19, 2011, and in a later amended complaint, our subsidiary Viasystems Technologies Corp., LLC (“Viasystems Technologies”) filed a declaratory judgment action against certain Delphi Automotive companies (“Delphi”), asserting that Viasystems Technologies was not obligated under alleged requirements contracts to provide Delphi with product, and asserting that Delphi was disparaging Viasystems Technologies and tortiously interfering with Viasystems Technologies’ contracts. By agreement with Delphi, Viasystems Technologies did not serve Delphi with that complaint while the parties attempted to negotiate their differences, and we continued to provide Delphi with product. On November 7, 2011, Delphi filed a counter lawsuit in Oakland County, Michigan, claiming that Viasystems Technologies was obligated to continue to provide product to Delphi at the prices set forth in the alleged requirements contracts, and alleging that Delphi had no choice but to accept price increases under economic duress in order to avoid irreparable harm. We have not yet had sufficient opportunity to review this lawsuit or formulate our response, but we believe Delphi’s claims are without merit and intend on defending this matter vigorously. We cannot at this time predict an outcome or potential impact on our future financial condition or results of operations.

Item 1A.	Risk Factors
In addition to the updated risk factors set forth below, please see the risk factors set forth in Part I, Item 1A. “Risk Factors” in our 2010 Annual Report on Form 10-K.

Risks Related to Our Business and Industry
If we are not able to renew leases of our manufacturing facilities, our operations could be interrupted and our assets could become impaired.
We lease several of our principal manufacturing facilities from third parties under operating leases with remaining lease terms, as of September 30, 2011, ranging from one to seven years. If we are not able to renew these leases under commercially acceptable terms, our operations at those facilities could be interrupted, our assets could become impaired and we may incur significant expense to relocate those operations. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We lease our manufacturing facility in Huizhou, China from a noncontrolling interest holder that owns a 15% interest in our subsidiary that operates the facility. The area where this facility is located is being redeveloped away from industrial use, and we will not be able to renew this lease beyond its December 31, 2012, expiration date. As a result, we will relocate this facility’s operations to our other facilities and i) we may incur significant costs to expand the capacity of our other facilities, relocate equipment, transfer or replace personnel and prepare the facility for return to our landlord, ii) our customers may not agree to move all or a portion of their business to our other facilities, iii) we may be unable to achieve the relocation within the timeframe expected, and iv) our ability to meet our customers’ orders could be compromised. In addition, a final settlement with the noncontrolling interest holder on the disposition of the subsidiary which operates the facility may be in excess of the amount of applicable noncontrolling interest recorded in equity at the time. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Risks Related to Our Customers and Suppliers
We rely on the automotive industry for a significant portion of sales.
A significant portion of our sales are to customers within the automotive industry. For the nine months ended September 30, 2011 and years ended December 31, 2010, 2009 and 2008, sales to customers in the automotive industry represented approximately 38.7%, 35.8%, 38.4% and 37.4% of our net sales, respectively. If there was a destabilization of the automotive industry or a market shift away from our automotive customers, it may have a materially adverse effect on our business, financial condition, results of operations or cash flows.
We rely on the telecommunications industry for a significant portion of sales. Accordingly, the economic volatility in this industry has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels.
A large percentage of our business is conducted with customers who are in the telecommunications industry. For the nine months ended September 30, 2011 and for the years ended December 31, 2010, 2009 and 2008, sales to customers in the telecommunications industry represented approximately 18.1%, 23.5%, 26.0% and 25.9% of our net sales, respectively. This industry is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. This industry is heavily dependent on the end markets it serves and therefore can be affected by the demand patterns of those markets. If the weakness in this industry continues, it would likely have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risk Related to Doing Business in China and Other International Locations
Electrical power shortages in certain areas of China have, now and in the past, caused the government to impose a power rationing program, and additional or extended power rationings could adversely affect our operations in China.
In November and December of 2010, the Chinese government mandated certain limitations on manufacturing activities in Southern China as a result of electrical power and other infrastructure constraints in connection with the 2010 Asia Games, which were held in Guangzhou, China. In May 2011, the Chinese government began rationing electrical power in certain areas of the country, which led to unscheduled production interruptions in some of our manufacturing facilities continuing into the fourth quarter of the year. We may encounter difficulties in the future with obtaining power or other key services due to infrastructure weaknesses and constraints in China that may impair our ability to compete effectively as well as materially adversely affect our business, financial condition, results of operations or cash flows.
Risks Related to Our Capital Structure
Our wholly owned subsidiary, Viasystems, Inc., is a holding company with no operations of its own and depends on its subsidiaries for cash.
Our operations are conducted through our wholly owned subsidiary, Viasystems, Inc., which is a holding company with no operations of its own, and none of its subsidiaries are obligated to make funds available to Viasystems, Inc. Accordingly, Viasystems, Inc.’s ability to service its indebtedness is dependent on the distribution of funds from its subsidiaries. As of September 30, 2011, approximately $36.7 million of our $68.5 million cash balance was held in foreign subsidiaries. The payment of dividends, distributions, loans or advances to Viasystems, Inc. by its subsidiaries could be limited by a variety of reasons, including:
•	restrictions on dividends or repatriation of earnings under applicable laws and monetary transfer restrictions in the jurisdictions in which its subsidiaries operate;

•	the level of its subsidiaries’ earnings;

•	foreign exchange rates;

•	taxes and withholdings on foreign earnings, potentially at confiscatory levels;
•	foreign exchange controls that may prevent foreign currencies from being converted into U.S. dollars;
•	foreign laws which may affect Viasystems, Inc.’s ability to repatriate cash from foreign subsidiaries in a tax efficient manner or at all; or
•	legal and contractual restrictions may prevent Viasystems, Inc.’s subsidiaries from paying dividends or other cash distributions.
If these or other risks limit Viasystems, Inc.’s ability to transfer cash generated by its foreign operations, Viasystems, Inc.’s ability to make payments on its indebtedness may be impaired. Viasystems, Inc.’s failure to service its debt may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Investors may experience dilution of their ownership interests due to the future issuance of additional shares of our capital stock, which could have an adverse effect on the price of our common stock.
We may in the future issue additional shares of our common stock, which could result in the dilution of the ownership interests of our stockholders. As of September 30, 2011, we have outstanding approximately 20 million shares of common stock, and no shares of preferred stock. We are authorized to issue 100 million shares of common stock and 25 million shares of preferred stock with such designations, preferences and rights as determined by our board of directors. We filed a shelf registration statement with the Securities and Exchange Commission that went effective as of April 7, 2011, and will allow us to sell up to $150 million of equity or other securities described in the registration statement in one or more offerings. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, future issuances of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.
In addition, pursuant to our stock incentive plans, we are authorized to grant options and other stock awards for up to 3,232,352 shares to our officers, employees, directors and consultants. As of September 30, 2011, there were 1,687,665 shares subject to outstanding stock option awards under our stock incentive plans. You will incur dilution upon exercise or issuance of any stock awards under our stock incentive plans. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, or if we use our securities as consideration for future acquisitions or investments, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.
Failure to maintain good relations with the noncontrolling interest holder of certain of our majority-owned subsidiaries in China could materially adversely affect our ability to manage those operations.
Currently, we have two PCB manufacturing plants in China that are each operated by a separate majority-owned subsidiary. A noncontrolling investor owns a 5% interest in our subsidiary that operates our Huiyang, China facility. The same noncontrolling investor owns a 15% interest in our subsidiary that operates our Huizhou, China facility. The noncontrolling investor owns the buildings of the Huizhou facility and leases the premises to our subsidiary. The noncontrolling investor is affiliated with the Chinese government and has close ties to local economic development and other Chinese government agencies. In connection with the negotiation of its investments, the noncontrolling investor secured certain rights to be consulted and to consent to certain operating and investment matters concerning the plants and our subsidiaries’ boards of directors that oversee these businesses. In addition, the area where the Huizhou facility is located is being redeveloped away from industrial use, and we expect to close the facility on or before December 31, 2012, which may adversely affect our relationship with the noncontrolling investor. Failure to maintain good relations with the noncontrolling investor in either Chinese subsidiary could materially adversely affect our ability to manage the operations of one or more of the plants.

Item 5.	Other Information
On November 8, 2011, Richard McGinn resigned from his position as a member of the board of directors of the Company, and therefore will no longer serve on the Audit or the Compensation Committees.

Item 6.	Exhibits
(a)	Exhibits
The information required by this item is included in the exhibit index that follows the signature page of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Clayton, State of Missouri on the day of November 8, 2011.

VIASYSTEMS GROUP, INC.
By:	/s/ David M. Sindelar
	Name:	David M. Sindelar
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
	Name:	Gerald G. Sax
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Christopher R. Isaak
	Name:	Christopher R. Isaak
	Title:	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.

3.2(1)	Second Amended and Restated Bylaws of Viasystems Group, Inc.

31.1(2)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934.

31.2(2)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934.

32.1(2)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101(3)
The following materials from Viasystems Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010, and (iv) Notes to Condensed, Consolidated Financial Statements.

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