Form 10-K
period 2011-12-31
VIASYSTEMS GROUP INC
filed 2012-02-15
CIK 1101169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-15755

Viasystems Group, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	75-2668620
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 South Hanley Road, St. Louis, Missouri	63105
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (314) 727-2087

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock (consisting of common stock, $0.01 par value) of Viasystems Group, Inc. held by non-affiliates of the registrant was approximately $98,705,034 based upon the last sale price for the common stock on June 30, 2011, the last trading day of the registrant’s most recently completed second quarter, as reported on the NASDAQ Global Market system.

As of February 6, 2012, there were 20,390,009 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K (the “Report”) include the use of the terms “we,” “us” and “our” which unless specified otherwise refers collectively to Viasystems Group, Inc. (“Viasystems”) and its subsidiaries.

We have made certain “forward-looking” statements in this Report under the protection of the safe harbor of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include those statements made in the sections titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “anticipates,” “intends,” “plans,” “estimates” or the negative thereof or other similar expressions or comparable terminology.

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

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, our recent history of losses, fluctuations in our operating results and customer orders, global economic conditions: declines in gross margin as a result of excess capacity; our significant reliance on net sales to our largest customers; fluctuations in our operating results; our history of losses; our reliance on the automotive and telecommunications industries; risks associated with the credit risk of our customers and suppliers; influence of significant stockholders; our qualification as a “controlled company” within the meaning of the rules of NASDAQ; our significant foreign operations and risks relating to currency fluctuations; relations with and regulations imposed by the Chinese government, including power rationing; our dependence on the electronics industry, which is highly cyclical and subject to significant downturns in demand; shortages of, or price fluctuations with respect to, raw materials and increases in oil prices; our ability to compete in a highly competitive industry and to respond to rapid technological changes; reduction in, or cancellation of, customer orders; risks associated with manufacturing defective products and failure to meet quality control standards; uncertainty and adverse changes in the economy and financial markets; risks relating to success of printed circuit board manufacturers in Asia; failure to maintain good relations with our noncontrolling interest holder in China; failure to align manufacturing capacity with customer demand; damage to our manufacturing facilities or information systems; loss of key personnel and high employee turnover; risks associated with governmental and environmental regulation, including regulation associated with climate change and greenhouse gas emissions; our exposure to income tax fluctuations; failure to comply with, or expenses related to compliance with, export laws or other laws applicable to our foreign operations, including the Foreign Corrupt Practices Act; our ability to renew leases of our manufacturing facilities; risks associated with future restructuring charges; risks relating to our substantial indebtedness; and our being controlled by VG Holdings, LLC (“VG Holdings”). Please refer to the “Risk Factors” section of this Report for the year ended December 31, 2011, for additional factors that could materially affect our financial performance.

Item 1. Business

General

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“E-M Solutions”). PCBs serve as the “electronic backbone” of almost all electronic equipment, and our E-M Solutions products and services include integration of PCBs and other components into finished or semi- finished electronic equipment, for which we also provide custom and standard metal enclosures, metal cabinets, metal racks and sub-racks, backplanes, cable assemblies and busbars.

We operate our business in two segments: (i) Printed Circuit Boards, which includes our PCB products, and (ii) Assembly, which includes our E-M Solutions products and services. For the year ended December 31, 2011, our Printed Circuit Boards segment accounted for approximately four-fifths of our net sales, and our Assembly segment accounted for approximately one-fifth of our net sales.

The products we manufacture include, or can be found in, a wide variety of commercial products, including automotive engine controls, anti-lock braking systems, hybrid converters, automotive electronics for navigation, safety, entertainment telecommunications switching equipment, data networking equipment, computer storage equipment, electronic defense and aerospace systems, wind and solar energy applications and several other complex industrial, medical and technical instruments. Our broad offering of E-M Solutions products and services includes component fabrication, component integration, and final system assembly and testing. These services can be bundled with our PCBs to provide an integrated solution to our customers. Our net sales for the year ended December 31, 2011, were derived from the following end markets:

•	Automotive (39.0%);

•	Industrial & instrumentation (25.0%);

•	Telecommunications (17.3%);

•	Computer and datacommunications (14.7%); and

•	Military and aerospace (4.0%).

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

We have ten manufacturing facilities, including two in the United States and eight located outside the United States that allow us to take advantage of low cost, high quality manufacturing environments, while serving a broad base of customers around the globe. Our PCB products are produced in our two domestic facilities and four of our seven facilities in China. Our E-M Solutions products and services are provided from our other three facilities in China and our one facility in Mexico. In addition to our manufacturing facilities, in order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States. The locations of our engineering and customer service centers correspond directly to the primary areas where we ship our products. For the year ended December 31, 2011, approximately 40.2%, 34.7% and 25.1% of our net sales were generated by shipments to destinations in North America, Asia and Europe, respectively.

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

On February 16, 2010, we acquired Merix Corporation (“Merix”) which increased our PCB manufacturing capacity by adding four additional PCB production facilities, added North American PCB quick-turn service capability and added military and aerospace to our already diverse end-user markets.

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

Electro-Mechanical Solutions - E-M Solutions include a wide variety of products and services, primarily including assembly of backplanes, assembly of printed circuit boards, which involves attaching electronic components to PCBs, fabrication of custom and standard metal enclosures, cabinets, racks, sub-racks and bus bars, systems integration, final assembly, product testing and fulfillment.

During 2011, our PCB products were supplied from our Printed Circuit Boards segment and our E-M Solutions products and services were supplied from our Assembly segment.

Our Business Strategy

Our objective is to be the leader in providing complex multi-layer PCBs and E-M Solutions globally. Key elements of our strategy to achieve this objective include:

Maintenance of diverse end market and end customer mix. In order to reduce our exposure to, and reliance on, any single unpredictable end market and to provide alternative growth paths, we focus on a diverse range of markets, including automotive, industrial & instrumentation, telecommunications, computer and datacommunications, and military and aerospace. For reporting purposes, we consider our industrial & instrumentation end market to also include medical, consumer and other. We have pursued new substantial customers in each market, and we intend to continue to maintain our focus on a diverse mix of customers and end markets.

Enhancement of our strong customer relationships. We benefit from established, long-term relationships with a diverse group of OEM customers. We are focused on expanding our business with these customers by leveraging our history of producing quality products with a high level of customer service and operational excellence, which provides us with the opportunity to bid for additional programs from the strong position of a preferred supplier.

Expansion of our relationships with existing customers through cross-selling. We intend to continue to pursue cross-selling opportunities with our existing base of customers. We leverage our PCB capabilities to provide our customers with an integrated manufacturing solution that can range from fabrication of bare PCBs to final system assembly and testing. We intend to continue to leverage our customer relationships to expand sales to our existing customers.

Build on our leading position in renewable energy and hybrid technology. We have developed expertise and significant customer relationships in the fabrication and assembly of wind power related technologies, as well as an expertise in our PCB manufacturing process for “heavy copper” applications, which are necessary to support hybrid automotive technologies.

Expansion of our manufacturing capabilities in low-cost locations. To meet our customers’ demands for high quality, low-cost products and services, we have invested and will continue to invest, as market conditions allow, in facilities and equipment in low-cost regions. For the year ended December 31, 2011, approximately 86.5% of our net sales were generated from products produced in our operations in China and Mexico.

Enhancement of our quick-turn manufacturing capabilities. We intend to continue to develop our quick-turn PCB manufacturing capabilities in Asia and in North America, which were substantially increased through our acquisition of Merix in 2010. Quick-turn manufacturing enables us to provide our customers with an expedited turnaround for prototype PCBs. By enhancing our quick-turn offering, we are able to offer our customers a seamless manufacturing transition from quick-turn prototyping near the engineering/design team to volume manufacturing in China.

Concentration on high value-added assembly products and services. We intend to continue to focus on providing E-M Solutions products and services to leading designers and sellers of advanced electronics products that generally require custom designed, complex products and short lead-time manufacturing services. We differentiate ourselves from many of our global competitors by focusing on low-volume, high margin programs, not programs for high volume, low margin products such as mobile devices, personal computers or peripherals and low-end consumer electronics.

Continued emphasis on our operational excellence. We continuously pursue strategic initiatives designed to improve product quality while reducing manufacturing costs. We expect to continue to focus on opportunities to improve operating income, including continued implementation of advanced manufacturing techniques, and our management team is focused on maximizing our current asset base to improve our operational efficiency while also adapting to the needs of our customers and the market.

Markets and Customers

During 2011, we provided products and services to approximately 800 OEMs. We believe our position as a strategic supplier of PCBs and E-M Solutions fosters close relationships with our customers. These relationships have resulted in additional growth opportunities as we have expanded our capabilities and capacity to meet our customers’ wide range of needs.

The following table shows our net sales as a percentage of total net sales by the principal end-user markets we serve:

	September 30,	September 30,	September 30,
	Year Ended December 31,
Markets	2011	2010	2009
Automotive	39.0%	35.8%	38.4%
Industrial & instrumentation	25.0	23.7	26.1
Telecommunications	17.3	23.5	26.0
Computer and datacommunications	14.7	13.1	9.5
Military and aerospace	4.0	3.9	—

Total net sales	100.0%	100.0%	100.0%

Although we seek to diversify our customer base, a small number of customers are responsible for a significant portion of our net sales. For the years ended December 31, 2011, 2010 and 2009, sales to our ten largest customers accounted for approximately 58.8%, 57.5% and 74.1% of our net sales, respectively.

The table below highlights individual end customers that directly and indirectly accounted for more than 10% of our consolidated net sales.

	September 30,		September 30,		September 30,
	Year Ended December 31,
Customer	2011		2010		2009
Robert Bosch GmbH	14.5%		13.3%		13.7%
Alcatel-Lucent, S.A.	(a	)	(a	)	14.2
Continental AG	(a	)	(a	)	11.8
General Electric Company	(a	)	(a	)	11.4

(a)	Represents less than ten percent of consolidated net sales.

Sales to Alcatel-Lucent, S.A. and General Electric Company occurred in both the Printed Circuit Boards and Assembly segments. Sales to Continental AG and Robert Bosch GmbH occurred in the Printed Circuit Boards segment.

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

PCB and Backpanel Fabrication - PCBs are platforms that provide electrical interconnection for semiconductors and other electronic components. Backpanels include electrical interconnection between PCBs. We manufacture multi-layer PCBs and backpanels on a low-volume, quick-turn basis, as well as on a high-volume production basis. In recent years, the trend in the electronics industry has been to increase the speed and performance of electronic devices while reducing their size. These technology drivers have led to increasingly complex PCBs with higher layer counts, higher interconnect density and higher heat dissipation requirements.

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

Custom Metal Enclosure Fabrication - We specialize in the manufacture of custom-designed chassis and enclosures primarily used in the telecommunications, industrial, medical and computer/datacommunications industries. As a fully integrated supply chain partner with expertise in design, rapid prototyping, manufacturing, packaging and logistics, we provide our customers with shortened time-to-market and reduced manufacturing costs throughout a product’s life cycle.

Full System Assembly and Test - We provide full system assembly services to customers from our facilities in China and Mexico. These services require sophisticated logistics capabilities and supply chain management capabilities to procure components rapidly, assemble products, perform complex testing and deliver products to end-users around the world. Our full system assembly services involve combining custom metal enclosures and a wide range of subassemblies, including PCBAs. We also apply advanced test techniques to various subassemblies and final end products. Increasingly, customers require custom, build-to-order system solutions with very short lead times. We are focused on supporting this trend by providing supply chain solutions designed to meet our customers’ individual needs.

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

We market our products through our own sales and marketing organization and through relationships with independent sales agents around the world. This global sales organization is structured to ensure global account coverage by industry-specific teams of account managers. As of December 31, 2011, we employed approximately 250 sales and marketing employees, of which 83 are account managers strategically located throughout North America, Europe and Asia. Each industry marketing team shares support staff of sales engineers, program managers, technical service personnel and customer service organizations to ensure high-quality, customer-focused service. The global marketing organization further supports the sales organization through market research, market development and communications.

Manufacturing and Engineering

We produce highly complex, technologically advanced multi-layer and standard technology PCBs, backpanels, PCBAs, backpanel assemblies, custom enclosures and full systems that meet increasingly narrow tolerances and specifications demanded by our customers. Multi-layering, which involves placing multiple layers of electronic circuitry within a single PCB or backpanel, expands the number of circuits, allows for increasingly complex components to be connected to the interconnect product and increases the operating speed of the system by reducing the distance that electrical signals must travel. Increasing the density of the circuitry in each layer is accomplished by reducing the width of the circuit tracks and placing them closer together on the PCB or backpanel. Interconnect products having narrow, closely spaced circuit tracks are known as fine line products. Today, we are capable of producing commercial quantities of PCBs with up to 60 layers and circuit track widths as narrow as three one-thousandths of an inch. We also have the capability to produce large format backpanels of up to 49 inches in length and as thick as four tenths of an inch. We have developed heavy copper capabilities, using foils of up to 12 ounces per square foot, which are required in high-power applications. In addition, we have developed microwave technologies to support radio frequency (“RF”) applications, and thermal management solutions, including solder-coin-attach, adhesive-bonded-heatsink and our proprietary embedded-heatsink technology. The manufacturing of complex multi-layer interconnect products often requires the use of sophisticated high density interconnections (“HDI”) including blind or buried vias, sequential buildup (“SBU”) technology and via-in-pad (“VIP”) technology. The ability to precisely control the electrical properties (e.g., electrical impedance) of our products is crucial to transmission of high speed signals. These technologies require high performance materials and very tight laminating and etching tolerances. Our Printed Circuit Boards operation is an industry leader in performing extensive testing of various PCB designs, materials and surface finishes for restriction of hazardous substances compliance and compatibility.

The manufacturing of PCBs and backpanels involves several basic steps, including i) etching, eletrodeposition or laser direct imaging (“LDI”) to produce the circuit image on copper-clad epoxy laminate, ii) pressing the laminates together to form a panel, iii) drilling holes, iv) electrodepositing copper or other conductive material to form interlayer electrical connections, and v) cutting the panels to shape. In addition, complex interconnect products require advanced process steps, such as dry film imaging, optical aligned registration, photoimageable soldermask, computer controlled drilling and routing, automated plating, via fill and various surface finish techniques. Tight process controls are required throughout the manufacturing process to achieve critical electrical properties, such as controlled impedance. The manufacturing of PCBs used in backpanel assemblies requires specialized expertise and equipment because of the larger size and thickness of the backpanel relative to other PCBs, and the increased number of holes for component mounting.

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

We provide computer-aided testing of PCBs, sub-systems and full systems, which contributes significantly to our ability to consistently deliver high quality products. We test circuit boards and system level assemblies to verify that all components have been properly inserted and that electrical circuits are complete. Further functional tests determine whether the board or system assembly is performing to customer specifications.

Quality Standards

Our quality management systems are defect prevention based, customer focused and comply with international standards. All of our facilities are ISO 9001:2000 certified, a globally accepted quality management standard. We also have facilities that are certified to additional industry specific standards, including automotive quality standards QS 9000 and TS 16949, telecommunications quality management standard TL 9000 and aerospace quality management standard AS9100. Our facility in San Jose, California maintains key military quality certifications including MIL-PRF-55110 and MIL-PRF-31032. Our facilities in Guangzhou and Zhongshan, China maintain ISO 17025 certification for testing and calibration laboratories. Our facility in Forest Grove, Oregon maintains NADCAP (National Aerospace and Defense Contractors Accreditation Program) accreditation and key military and aerospace certifications including MIL-PRF-3102, AS7003 and AS9100.

Our facilities and products also comply with industry specific requirements, including Bellcore and Underwriters Laboratories. These requirements include quality, manufacturing process controls, manufacturing documentation and supplier certification of raw materials. Our facilities in Forest Grove, Oregon and San Jose, California comply with U.S. international traffic in arms regulations (ITAR).

Supplier Relationships

We order raw materials and components based on purchase orders, forecasts and demand patterns of our customers and seek to minimize our inventory of materials or components that are not identified for use in filling specific orders or specific customer contracts. We continue to work with our suppliers to develop just-in-time supply systems that reduce inventory carrying costs and contract globally, where appropriate, to leverage our purchasing volumes. We also select our suppliers and potential suppliers on the basis of quality, on-time delivery, costs, technical capability and potential technical advancement. While some of our customer agreements may require certain components to be sourced from specific vendors, the raw materials and component parts we use to manufacture our products, including copper and laminate, are generally available from multiple suppliers.

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

International Operations

As of December 31, 2011, we had eight manufacturing facilities located outside the United States, and sales offices in Canada, Mexico, Asia and throughout Europe. Our international operations produce products in China and Mexico that accounted for approximately 83.0% and 3.5% of our net sales, respectively, for the year ended December 31, 2011, and 79.3% and 6.6% of our 2010 net sales, respectively. The remaining 13.5% and 14.1% of net sales for the years ended December 31, 2011 and 2010, respectively, are from products produced in the United States. Approximately 67.5% and 15.5% of our net sales for the year ended December 31, 2011, and 66.8% and 12.5% of our 2010 net sales were from products produced in China by our Printed Circuit Boards and Assembly business segments, respectively. We believe that our global presence is important as it allows us to provide consistent, quality products on a cost effective and timely basis to our multinational customers worldwide. We rely heavily on our international operations and are subject to risks generally associated with operating in foreign countries, including price and exchange controls, fluctuations in currency exchange rates and other restrictive actions that could have a material effect on our results of operations, financial condition and cash flows.

Environmental

Our operations are subject to various federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of pollutants into the air, ground and water, as well as the handling, storage, manufacturing and disposal of, or exposure to, solid and hazardous wastes, and occupational safety and health. We believe that we are in material compliance with applicable environmental laws, and the costs of compliance with such current or proposed environmental laws and regulations will not have a material adverse effect on us. All of our manufacturing sites in the United States and China are certified to ISO 14001 standards for environmental quality compliance. Further, we are not a party to any current claim or proceeding, and we are not aware of any threatened claim or proceeding under environmental laws that could, if adversely decided, reasonably be expected to have a material adverse effect on us.

Employees

As of December 31, 2011, we had 14,099 employees. Of these employees, 12,163 were involved in manufacturing, 1,158 in engineering, 243 in sales and marketing and 535 in accounting and administrative capacities. No employees were represented by a union pursuant to a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage or work slowdown, and we believe we have good relations with our employees.

Intellectual Property

We have developed expertise and techniques that we use in the manufacturing of PCBs and E-M Solutions products. Research, development and engineering expenditures for the creation and application of new products and processes were approximately $2.5 million, $2.9 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. We believe many of our processes related to the manufacturing of PCBs are proprietary, including our ability to manufacture large perimeter, thick, high-layer-count backpanels. Generally, we rely on common law trade secret protection and on confidentiality agreements with our employees and customers to protect our trade secrets and techniques. We own 38 patents (including pending patents); however, we believe patents do not constitute a significant form of intellectual property rights in our industry. Our current portfolio of patents have expiration dates ranging from 2013 to 2026.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2011, was approximately $216.8 million, compared with $216.1 million at December 31, 2010. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing periods.

Segments

We operate our business in two segments: Printed Circuit Boards, which include our PCB products, and Assembly, which include our E-M Solutions products and services. For the year ended December 31, 2011, our Printed Circuit Boards segment accounted for approximately four-fifths of our net sales, and our Assembly segment accounted for approximately one-fifth of our net sales. See Note 16 in the accompanying notes to the consolidated financial statements for further information regarding our segments for fiscal years 2011, 2010 and 2009.

Financial Information and Geographical Areas

See Note 16 in the accompanying notes to the consolidated financial statements for financial information about geographical areas for fiscal years 2011, 2010 and 2009.

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

Item 1A. Risk Factors

In evaluating our company, the factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, financial condition, results of operations or cash flows.

Risks Related to Our Business and Industry

We have a history of losses and may not be profitable in the future.

We have a history of losses and cannot assure you that we will achieve sustained profitability in the future. We incurred losses from continuing operations of $54.7 million and $15.5 million for the years ended December 31, 2009, and 2008, respectively. For the years ended December 31, 2011, 2010 and 2007 we had net income from continuing operations of $30.3 million, $15.6 million and $8.4 million, respectively. If we cannot maintain our profitability, the value of our enterprise may decline.

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

The PCB industry is highly competitive, with multiple global competitors and hundreds of regional and local manufacturers. The EMS industry is also highly competitive, with competitors on the global, regional and local levels and relatively low barriers to entry. In both of these industries, we could experience increased future competition resulting in price reductions, reduced margins or loss of market share. Any of these could have an adverse effect on our business, financial condition, results of operations or cash flows. In addition, some of our principal competitors may be less leveraged, may have greater access to financial or other resources, may have lower cost operations and may be better able to withstand adverse market conditions.

The PCB and EMS industries are subject to rapid technological change; our failure to respond timely or adequately to such changes may render our existing technology less competitive or obsolete, and our operating results may suffer.

The market for our products and services is characterized by rapidly changing product platforms based on technology and continuing process development. The success of our business will depend, in large part, upon our ability to maintain and enhance our technological capabilities, develop and market products and services that meet changing customer needs and successfully anticipate or respond to technological product platform changes on a cost-effective and timely basis. There can be no assurance that we will effectively respond to the technological product requirements of the changing market, including having sufficient cash flow to make additional capital expenditures that may be required as a result of those changes. To the extent we are unable to respond to such technological product requirements, our business, financial condition, results of operations or cash flows may be adversely affected.

If we do not align manufacturing capacity with customer demand, we could experience difficulties meeting our customers’ expectations or, conversely, incur excess costs to maintain unneeded capacity.

If we fail to build or maintain sufficient manufacturing infrastructure, or if we fail to recruit, train and retain sufficient staff to meet customer demand, we may experience extended lead times, leading to the loss of customer orders. Conversely, if we increase manufacturing capacity and order levels do not remain stable or increase, our business, financial condition, results of operations or cash flows could be adversely affected.

Our products and related manufacturing processes are often highly complex and therefore our products may at times contain manufacturing defects, which may subject us to product liability and warranty claims.

We face an inherent business risk of exposure to warranty and product liability claims in the event that our products, particularly those supplied to the automotive and aerospace industries, fail to perform as expected or such failure results, or is alleged to result, in bodily injury and/or property damage. If we were to manufacture and deliver products to our customers that contain defects, whether caused by a design, manufacturing or component failure, or by deficiencies in the manufacturing processes, it may result in delayed shipments to customers and reduced or cancelled customer orders. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall of such products. As suppliers become more integral to the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contributions when faced with product liability claims or recalls. In addition, vehicle manufacturers, which have traditionally borne the costs associated with warranty programs offered on their vehicles, are increasingly requiring suppliers to guarantee or warrant their products and may seek to hold us responsible for some or all of the costs related to the repair and replacement of parts supplied by us to the vehicle manufacturer. A successful warranty or product liability claim against us in excess of our established warranty and legal reserves or available insurance coverage, as applicable or a requirement that we participate in a product recall may have a material adverse effect on our business, financial condition, results of operations or cash flows and may harm our business reputation, which could lead to customer cancellations or non-renewals.

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

We lease several of our principal manufacturing facilities from third parties under operating leases with remaining lease terms, as of December 31, 2011, ranging from one to seven years. If we are not able to renew these leases under commercially acceptable terms, our operations at those facilities could be interrupted, our assets could become impaired and we may incur significant expense to relocate those operations. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We lease our manufacturing facility in Huizhou, China from a noncontrolling interest holder that owns a 15% interest in our subsidiary that operates the facility. The area where this facility is located is being redeveloped away from industrial use, and we will not be able to renew this lease beyond its December 31, 2012 expiration date. As a result, we will relocate this facilities’ operations to our other facilities and (i) we may incur significant costs to expand the capacity of our other facilities, relocate equipment, transfer or replace personnel and clean up the facility for return to our landlord, (ii) our customers may not agree to move all or a portion of their business to our other facilities, (iii) we may be unable to achieve the relocation within the timeframe expected, and (iv) our ability to meet our customers’ orders could be compromised. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Changes in the mix of these items and other items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Certain of our Chinese subsidiaries have operated or continue to operate under tax holidays or other tax incentive programs. Any tax holiday we receive could be challenged, modified or even eliminated by taxing authorities or changes in law. In addition, the tax laws and rates in certain jurisdictions in which we operate can change with little or no notice, and any such change may apply retroactively. The effect of changes in Chinese tax laws on our overall tax rate will be affected by, among other things, our income, the manner in which China interprets, implements and applies the new tax provisions and our ability to qualify for any exceptions or new incentives. Our remaining tax holidays expire during 2012; however, other tax incentive programs are ongoing. The expiration of these tax holidays and tax incentive programs or new tax legislation could increase our effective tax rate, thereby having a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Uncertainty or adverse changes in the economy could lead to a significant decline in demand for the end products manufactured by our customers, which, in turn, could result in a decline in the demand for our products and pressure to reduce our prices. As a result of the recent global economic downturn, many businesses experienced weaker demand for their products and services and, therefore, took a more conservative stance in ordering component inventory. Any decrease in demand for our products could have an adverse impact on our business, financial condition, results of operations or cash flows. Uncertainty and adverse changes in the economy could also increase the cost and decrease the availability of potential sources of financing which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition, recent instability in the financial markets during the global recession led to the consolidation, restructuring and closure of certain financial institutions. Should any of the financial institutions who maintain our cash deposits or who are a party to our credit facilities become unable to repay our deposits or honor their commitments under our credit facilities, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are subject to environmental laws and regulations that expose us to potential financial liability.

Our operations are regulated under a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water, the handling, use, generation, storage and disposal of, or exposure to, hazardous materials and wastes, the investigation and remediation of contamination and occupational health and safety. Violations of these laws and regulations can lead to material liabilities, fines, costs or penalties. Compliance with these laws and regulations is a major consideration in the fabrication of PCBs because metals and other hazardous materials are used in the manufacturing process. In addition, it is possible that in the future, new or more stringent requirements could be imposed. Various federal, state, local and foreign environmental laws and regulations impose liability, regardless of fault, on current or previous real property owners or operators for the costs of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at or from the property. In addition, because we are a generator of hazardous wastes, we, along with any other person who arranges for the disposal of those wastes, may be subject to potential financial exposure for costs associated with the investigation and remediation of sites at which such hazardous waste has been disposed, if those sites become contaminated. Liability may be imposed without regard to legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances, and we could be responsible for payment of the full amount of the liability, whether or not any other responsible party is also liable.

Increased regulation associated with climate change and greenhouse gas emissions could impose significant additional costs on operations.

U.S. federal and state governments and various governmental agencies have adopted or are contemplating statutory and regulatory changes in response to the potential impacts of climate change and emissions of greenhouse gases. International treaties or agreements may also result in increasing regulation of climate change and greenhouse gas emissions, including the introduction of greenhouse gas emissions trading mechanisms. Any such law or regulation regarding climate change and greenhouse gas emissions could impose significant costs on our operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring, reporting and other compliance costs. The potential costs of “allowances,” “offsets” or “credits” that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and greenhouse gas laws or regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. These statutory and regulatory initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future law or regulation becomes known, we cannot predict the effect on our business, financial condition, results of operations or cash flows.

There may be shortages of, or price fluctuations with respect to, raw materials or components, which would cause us to curtail our manufacturing or incur higher than expected costs.

We purchase the raw materials and components we use in producing our products and providing our services, and bear the risk of potential raw material or component price fluctuations. In addition, shortages of raw materials such as gold and copper clad laminates, principal raw materials used in our PCB operations, have occurred in the past and may occur in the future. Raw material or component shortages or price fluctuations could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if we experience a shortage of materials or components, we may not be able to produce products for our customers in a timely fashion.

Oil prices may fluctuate, which would increase our cost to manufacture goods.

We generate a portion of our own electricity in certain of our manufacturing facilities using diesel generators, and we will be required to bear the increased cost of generating electricity if the cost of oil increases. Prices for diesel fuel rose substantially in recent years. Future price increases for diesel fuel would increase our cost and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We may not have sufficient insurance coverage for certain of the risks and liabilities we assume in connection with the products and services we provide to customers, which could leave us responsible for certain costs and damages incurred by customers.

We carry various forms of business and liability insurance, including commercial general liability insurance, that we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with the products and services we provide to customers, such as potential warranty, product liability and product recall claims. As a result, such liability claims may only be partially covered under our insurance policies. We continue to monitor the insurance marketplace to evaluate the availability of and need to obtain additional insurance coverage in the future. However, should we sustain a significant uncovered loss, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Damage to our manufacturing facilities or information systems due to fire, natural disaster or other events could harm our financial results.

We have manufacturing facilities in the United States, China and Mexico. In addition, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States. The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, act of war or terrorism, blizzard, flood, tornado, earthquake, lightning or other natural disaster could harm us financially, increasing our cost of doing business and limiting our ability to deliver our manufacturing services on a timely basis. For example, in June 2010, our manufacturing facility in Zhongshan, China suffered a fire in an electrical distribution hub, causing a cessation of production activities for a period of approximately one week. In addition, we rely heavily upon information technology systems and high-technology equipment in our manufacturing processes and the management of our business. We have developed disaster recovery plans; however, disruption of these technologies as a result of natural disaster or other events could harm our business and have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could be subject to litigation in the course of our operations that could adversely affect our operating results.

We are subject to various claims with respect to such matters as product liability, product development and other actions arising in the normal course of business. Item 3. of Part I of this Report discusses certain pending legal matters. Through any of these matters, or if we became the subject of future legal proceedings, our operating results may be affected by the outcome of such proceedings and other contingencies that cannot be predicted with certainty. When appropriate, and as required by U.S. GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our consolidated financial statements and could have a material adverse effect on business, financial condition, results of operations or cash flows in the period in which a liability would be recognized and the period in which damages would be paid, respectively. Although claims have been rare in the past, we are subject to claims by our customers or end-users of our products that we may have been negligent in our production or have infringed on intellectual property of another.

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

If we became subject to infringement claims, we would evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question or defending our position. These licenses, however, may not be available on satisfactory terms or at all. If we are not able to negotiate the necessary licenses on commercially reasonable terms or successfully defend our position, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we lose key management, operations, engineering or sales and marketing personnel, or if we experience high employee turnover, we could experience reduced sales, delayed product development and diversion of management resources.

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

In addition, we rely on the collective experience of our employees, particularly in the manufacturing process, to ensure we continuously evaluate and adopt new technologies and remain competitive. Although we are not generally dependent on any one employee or a small number of employees involved in our manufacturing process, we have in the past experienced periods of high employee turnover and may in the future experience significantly high employee turnover at our facilities in China. If we are not able to replace departing employees with new employees who have comparable skills and capabilities, our operations could suffer as we may be unable to keep up with innovations in the industry or the demands of our customers, and may not be able to compete effectively.

Risks Related to Our Customers and Suppliers

We are dependent upon the electronics industry, which is highly cyclical, suffers significant downturns in demand and faces pricing and profitability pressures, which may result in excess manufacturing capacity and increased price competition.

The electronics industry, on which a substantial portion of our business depends, is cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. This industry has experienced periods characterized by relatively low demand and price depression and is likely to experience recessionary periods in the future. Economic conditions affecting the electronics industry in general or specific customers in particular, have adversely affected our results of operations in the past and may do so in the future. The global economy has been recently impacted by the global recessionary conditions linked to rising default levels in the U.S. home mortgage sector, volatile fuel prices, and a changing political and economic landscape. These factors have contributed to historically low consumer confidence levels, resulting in a significantly intensified downturn in demand for products incorporating PCBs and E-M Solutions, which in turn adversely affected our operating results in 2008 and 2009 and left us with significant excess manufacturing capacity.

In addition, the electronics industry is characterized by intense competition, rapid technological change, relatively short product life cycles and pricing and profitability pressures. These factors adversely affect our customers and we suffer similar effects. Our customers are primarily high-technology equipment manufacturers in the automotive, communications and networking, computing and peripherals, test, industrial and medical markets of the electronics industry. Due to the uncertainty in the markets served by most of our customers, we cannot accurately predict our future financial results or accurately anticipate future orders. At any time, our customers can discontinue or modify products containing components we manufacture, exert pricing pressure on us, renegotiate the terms of our arrangements with them, adjust the timing of orders and shipments or affect our mix of consolidated net sales, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

A significant portion of our net sales is based on transactions with our largest customers; if we lose any of these customers, our sales could decline significantly.

For the years ended December 31, 2011, 2010 and 2009, sales to our ten largest customers accounted for approximately 58.8%, 57.5% and 74.1% of our consolidated net sales, respectively. For the years ended December 31, 2011 and 2010, one customer, Robert Bosch GmbH, accounted for over 10% of our consolidated net sales. For the year ended December 31, 2009, four of our customers, Alcatel-Lucent, S.A., Robert Bosch GmbH, Continental AG, and General Electric Company each individually accounted for over 10% of our consolidated net sales.

Although we cannot assure you that our principal customers will continue to purchase our products at past levels, we expect a significant portion of our net sales will continue to be concentrated within a small number of customers. The loss of, or significant curtailment of purchases by, any of our principal customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We generally do not obtain long-term volume purchase commitments from customers and therefore, cancellations, reductions in production quantities and delays in production by our customers could adversely affect our business.

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

•	adversely affect our operating results by reducing the volume of products that we manufacture for our customers;

•	delay or eliminate recoupment of our expenditures for inventory purchased in preparation for customer orders; or

•	lower our asset utilization, which would result in lower gross margins.

Our exposure to the credit risk of our customers and suppliers may adversely affect our business.

We sell our products to customers that have in the past experienced, and may in the future experience, financial difficulties, particularly in light of the recent global economic downturn. If our customers experience financial difficulties, we could have difficulty recovering amounts owed from these customers. While we perform credit evaluations and adjust credit limits based upon each customer’s payment history and credit worthiness, such programs may not be effective in reducing our exposure to credit risk. We evaluate the collectability of accounts receivable, and based on this evaluation make adjustments to the allowance for doubtful accounts for expected losses. Actual bad debt write-offs may differ from our estimates, which may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our suppliers may also experience financial difficulties, which could result in our having difficulty sourcing the materials and components we use in producing our products and providing our services. If we encounter such difficulties, we may not be able to produce our products for customers in a timely fashion, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

We rely on the automotive industry for a significant portion of sales.

A significant portion of our sales are to customers within the automotive industry. For the years ended December 31, 2011, 2010 and 2009, sales to customers in the automotive industry represented approximately 39.0%, 35.8% and 38.4% of our net sales, respectively. If there was a destabilization of the automotive industry or a market shift away from our automotive customers, it may have a materially adverse effect on our business, financial condition, results of operations or cash flows.

Failure to meet the quality control standards of our automotive customers may cause us to lose existing, or prevent us from gaining new, automotive customers.

For safety reasons, our automotive customers have strict quality standards that generally exceed the quality requirements of our other customers. Because a significant portion of our PCB products are sold to customers in the automotive industry, if those products do not meet these quality standards, our results of operations may be materially and adversely affected. These automotive customers may require long periods of time to evaluate whether our manufacturing processes and facilities meet their quality standards. If we were to lose automotive customers due to quality control issues, we might not be able to regain those customers or gain new automotive customers for long periods of time, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We rely on the telecommunications industry for a significant portion of sales. Accordingly, the economic volatility in this industry has had, and may continue to have, a material adverse effect on our ability to forecast demand and production and to meet desired sales levels.

A large percentage of our business is conducted with customers who are in the telecommunications industry. For the years ended December 31, 2011, 2010 and 2009, sales to customers in the telecommunications industry represented approximately 17.3%, 23.5% and 26.0% of our net sales, respectively. This industry is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. This industry is heavily dependent on the end markets it serves and therefore can be affected by the demand patterns of those markets. If the weakness in this industry continues, it would likely have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our international manufacturing operations are subject to a number of potential risks. Such risks include, among others:

•	inflation or changes in political and economic conditions;

•	unstable regulatory environments;

•	changes in import and export duties;

•	domestic and foreign customs and tariffs;

•	potentially adverse tax consequences;

•	trade restrictions;

•	restrictions on the transfer of funds into or out of a country;

•	changes in labor laws, including minimum wage;

•	labor unrest;

•	logistical and communications challenges;

•	difficulties associated with managing a large organization spread throughout various countries;

•	differing protection of intellectual property and trade secrets; or

•	burdensome taxes and other restraints.

These factors may have an adverse effect on our international operations or on the ability of our international operations to repatriate earnings, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If manufacturing technical capability and quality continue to improve in Asia and other foreign countries where production costs are lower, our U.S. operations may become less competitive, lose market share and incur lower cost absorption, and experience lower gross margins and impairment of assets.

To the extent PCB manufacturers in Asia are able to more effectively compete with products historically manufactured in the United States, our facilities in the United States may not be able to compete as effectively and parts of our U.S. operations may not remain viable.

PCB manufacturers in Asia and other geographies often have significantly lower production costs than our U.S. operations and may even have cost advantages over our own operations in Asia. Production capability improvements by foreign competitors and domestic competitors with foreign operations may play an increasing role in the PCB markets in which we compete, which may adversely affect our revenues and profitability. While PCB manufacturers in these locations have historically competed primarily in markets for less technologically advanced products, some, including ourselves, have expanded their manufacturing capabilities to produce higher layer count, higher technology PCBs and could compete more directly with our North American and Asia operations.

Electrical power shortages in certain areas of China have, in the past, caused the government to impose power rationing programs, and additional power rationings in the future could adversely affect our operations in China.

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

A significant portion of our costs, including payroll and rent, are denominated in foreign currencies, particularly the Chinese Renminbi (“RMB”). Changes in exchange rates between foreign currencies and the U.S. dollar will affect our cost of goods sold and operating margins and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We lease land for all of our owned and leased Chinese manufacturing facilities from the Chinese government under land use rights agreements that may be terminated by the Chinese government.

We lease the land where our Chinese manufacturing facilities are located from the Chinese government through land use rights agreements. Although we believe our relationship with the Chinese government is sound, if the Chinese government decided to terminate our land use rights agreements, our assets could become impaired, and our ability to meet our customers’ orders could be impacted. This could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We export products from the United States to other countries. If we fail to comply with export laws, we could be subject to additional taxes, duties, fines and other punitive actions.

Exports from the United States are regulated by the U.S. Department of Commerce. Failure to comply with these regulations can result in significant fines and penalties. Additionally, violations of these laws can result in punitive penalties, which would restrict or prohibit us from exporting certain products, and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

As a U.S. corporation with international operations, we are subject to the Foreign Corrupt Practices Act (“FCPA”). A determination that we violated this act may adversely affect our business.

As a U.S. corporation, we are subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Any determination that we have violated the FCPA could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risks Related to Our Capital Structure

Our wholly owned subsidiary, Viasystems, Inc., is a holding company with no operations of its own and depends on its subsidiaries for cash.

Our operations are conducted through our wholly owned subsidiary, Viasystems, Inc., which is a holding company with no operations of its own, and none of its subsidiaries are obligated to make funds available to Viasystems, Inc. Accordingly, Viasystems, Inc.’s ability to service its indebtedness is dependent on the distribution of funds from its subsidiaries. If Viasystems, Inc. is unable to transfer cash generated by its subsidiaries, its ability to make payments on its indebtedness may be impaired. Viasystems, Inc.’s failure to service its debt may have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are influenced by our significant stockholders, whose interests may be different than our other stockholders.

As of December 31, 2011, approximately 76.3% of our common stock is owned by VG Holdings, LLC (“VG Holdings”). Accordingly, VG Holdings effectively controls the election of a majority of our board of directors and the approval or disapproval of certain other matters requiring stockholder approval and, as a result, has significant influence over the direction of our management and policies. Using this influence, VG Holdings may take actions or make decisions that are not in the same interests of our other stockholders. In addition, owners of VG Holdings are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or otherwise have business objectives that are not aligned with our business objectives.

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

We may in the future issue additional shares of our common stock which could result in the dilution of the ownership interests of our stockholders. As of December 31, 2011, we have outstanding approximately 20 million shares of common stock, and no shares of preferred stock. We are authorized to issue 100 million shares of common stock and 25 million shares of preferred stock with such designations, preferences and rights as determined by our board of directors. We filed a shelf registration statement with the Securities and Exchange Commission that became effective as of April 7, 2011, and will allow us to sell up to $150 million of equity or other securities described in the registration statement in one or more offerings. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, future issuances of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

In addition, pursuant to our stock incentive plans, we are authorized to grant options and other stock awards for up to 3,232,352 shares to our officers, employees, directors and consultants. As of December 31, 2011, there were 1,676,812 shares subject to outstanding stock option awards under our stock incentive plans. You will incur dilution upon exercise or issuance of any options or other stock awards under our stock incentive plans. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into, exchangeable or exercisable for common stock, or if we use our securities as consideration for future acquisitions or investments, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

We have a substantial amount of debt and may be unable to service or refinance this debt, which could have a material adverse effect on our business in the future, and may place us at a competitive disadvantage in our industry.

As of December 31, 2011, our total outstanding indebtedness was approximately $231.6 million. Our net interest expense for the years ended December 31, 2011, 2010 and 2009, was approximately $28.9 million, $30.9 million and $34.4 million, respectively. As of December 31, 2011, our total consolidated stockholders’ equity was approximately $293.1 million.

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

•	limit our ability to obtain additional financing to fund future working capital, capital investments and other business activities;

•	limit our ability to refinance our indebtedness on terms that are commercially reasonable, or at all;

•	expose us to the risk of interest rate fluctuations to the extent we pay interest at variable rates on the debt;

•	limit our flexibility to plan for, and react to, changes in our business and industry; or

•	place us at a competitive disadvantage relative to our less leveraged competitors.

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

If we cannot fund our liquidity needs, we will have to take actions such as: reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances; selling assets; restructuring or refinancing our debt; or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our $75 million senior secured revolving credit facility (the “Senior Secured 2010 Credit Facility”) and the indenture governing the outstanding $220.0 million aggregate principal amount of our 12.0% Senior Secured Notes due 2015 (the “2015 Notes”) limit the use of the proceeds from any disposition of assets and, as a result, we may not be allowed, under those documents, to use the proceeds from such dispositions to satisfy all current debt service obligations. In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we would be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

Restrictive covenants in the indenture governing the 2015 Notes and the agreements governing our other indebtedness will restrict our ability to operate our business.

The indenture for the 2015 Notes and Senior Secured 2010 Credit Facility contain, and agreements governing indebtedness we may incur in the future may contain, covenants that restrict our ability to, among other things, incur additional debt, pay dividends, make investments, enter into transactions with affiliates, merge or consolidate with other entities or sell all or substantially all of our assets. Additionally, the agreement governing the Senior Secured 2010 Credit Facility requires us to maintain certain financial ratios. A breach of any of these covenants could result in a default thereunder, which could allow the lenders or the noteholders to declare all amounts outstanding thereunder immediately due and payable. If we are unable to repay outstanding borrowings when due, the lenders under the Senior Secured 2010 Credit Facility and the collateral trustee under the indenture governing the 2015 Notes and related agreements have the right to proceed against the collateral granted to them, including certain equity interests. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.

Downgrading of our debt ratings would adversely affect us.

Our debt securities and corporate credit profile are monitored and rated by Moody’s Investors Service, Inc. (“Moodys”) and Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc., (“S&P”). During 2011, S&P upgraded their rating of our debt securities, and the ratings we received from Moodys remained stable. Any downgrading by Moodys or S&P could make it more difficult for us to obtain new financing if we had an immediate need to increase our liquidity.

Failure to maintain good relations with the noncontrolling interest holder of certain of our majority-owned subsidiaries in China could materially adversely affect our ability to manage those operations.

Currently, we have two PCB manufacturing plants in China that are each operated by a separate majority-owned subsidiary. A noncontrolling interest holder owns a 5% interest in our subsidiary that operates our Huiyang, China facility. The same noncontrolling interest holder owns a 15% interest in our subsidiary that operates our Huizhou, China facility. The noncontrolling interest holder owns the buildings of the Huizhou facility and leases the premises to our subsidiary. The noncontrolling interest holder is affiliated with the Chinese government and has close ties to local economic development and other Chinese government agencies. In connection with the negotiation of its investments, the noncontrolling interest holder secured certain rights to be consulted and to consent to certain operating and investment matters concerning the plants and our subsidiaries’ boards of directors that oversee these businesses. In addition, the area where the Huizhou facility is located is being redeveloped away from industrial use, and we expect to close the facility on or before December 31, 2012, which may adversely affect our relationship with the noncontrolling interest holder. In January 2012, we reached an agreement to purchase the noncontrolling interest holder’s 15% interest in the facility in Huizhou, China for approximately $10.0 million, subject to regulatory approvals. Failure to maintain good relations with the noncontrolling interest holder in either Chinese subsidiary could materially adversely affect our ability to manage the operations of one or more of the plants.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

In addition to our executive offices in St. Louis, Missouri, we operate ten principal manufacturing and two principal distribution facilities, located in three different countries with a total area of approximately 4.9 million square feet. Our manufacturing facilities in Guangzhou, China; Huiyang, China; Zhongshan, China; Huizhou, China; Forest Grove, Oregon; and San Jose, California are used in the Printed Circuit Boards segment; our manufacturing and distribution facilities in Shanghai, China; Shenzhen, China; Qingdao, China; Juarez, Mexico; and El Paso, Texas are used in the Assembly segment; and our distribution facility in Hong Kong is used in both the Printed Circuit Boards and Assembly segments. Our Huiyang, China property is pledged to secure our Huiyang 2009 Credit Facility, and our Forest Grove, Oregon property is pledged to secure our Senior Secured 2010 Credit Facility. Remaining lease terms for our principal leased properties range from one to twelve years.

The principal properties owned or leased by us are described below.

	September 30,	September 30,	September 30,
	Size (Appx.	Type of
Location	Sq. Ft.)	Interest	Description of Primary Products
United States
Forest Grove, Oregon	310,500	Owned	PCB fabrication and warehousing
San Jose, California	40,000	Leased	PCB fabrication and warehousing
El Paso, Texas	29,000	Leased	Warehousing and distribution of E-M Solutions products, backpanel assemblies, full system assemblies and PCB assemblies

Mexico
Juarez, Mexico	205,145	Leased	Backpanel assembly, PCB assembly, custom metal enclosure fabrication, and full system assembly and test

Asia
Guangzhou, China	2,250,000	Owned (a)	PCB and backpanel fabrication
	106,000	Leased
Zhongshan, China	799,000	Owned (a)	PCB fabrication
Huiyang, China	250,000	Owned (a)	PCB fabrication and warehousing
Huizhou, China	135,000	Leased (b)	PCB fabrication and warehousing
Shanghai, China	430,000	Owned (a)	Custom metal enclosure fabrication, backpanel assembly, PCB assembly and full system assembly and test
Shenzhen, China	286,000	Leased	Custom metal enclosure fabrication, PCB assembly and full system assembly and test
Qingdao, China	93,000	Leased (c)	Full system assembly and test/cable assembly
Hong Kong	53,000	Owned	Warehousing and distribution of PCBs, backpanel assemblies, full system assemblies and PCB assemblies

(a)	Although these facilities are owned, we lease the underlying land pursuant to land use rights agreements with the Chinese government, which expire from 2043 to 2052.

(b)	The area where this facility is located is being redeveloped away from industrial use, and we will not be able to renew this lease beyond its December 31, 2012, expiration date.

(c)

Our facility in Qingdao, China has operated as a satellite facility supporting the operations of our Assembly segment facility in Shanghai, China. In order to achieve operational efficiencies and cost reductions, we plan to close our facility in Qingdao during the first half of 2012, and consolidate its operations back into our Shanghai facility.

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

Delphi Litigation

On May 19, 2011, and in a later amended complaint, our subsidiary Viasystems Technologies Corp., LLC (“Viasystems Technologies”) filed a declaratory judgment action against certain Delphi Automotive companies (“Delphi”), asserting that Viasystems Technologies was not obligated under alleged requirements contracts to provide Delphi with product, and asserting that Delphi was disparaging Viasystems Technologies and tortiously interfering with Viasystems Technologies’ contracts. By agreement with Delphi, Viasystems Technologies did not serve Delphi with that complaint while the parties attempted to negotiate their differences, and we continued to provide Delphi with product. On November 7, 2011, Delphi filed a counter lawsuit in Oakland County, Michigan, claiming that Viasystems Technologies was obligated to continue to provide product to Delphi at the prices set forth in the alleged requirements contracts, and alleging that Delphi had no choice but to accept price increases under economic duress in order to avoid irreparable harm. We believe Delphi’s claims are without merit and intend on prosecuting our position vigorously. We cannot at this time predict an outcome or potential impact on our future financial condition or results of operations.

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

After the court denied the plaintiffs’ motion to enjoin the transaction, the plaintiffs submitted an amended complaint, dated April 19, 2010, naming only Merix’ former board members as defendants (the “Defendants”). In June 2011, the Defendants and the plaintiffs agreed to settle the case for $1.5 million. The settlement was approved by the court at a hearing on November 10, 2011. The Defendants are insured by Merix’ directors and officers liability insurance (the “D&O Insurance”) coverage. The Company has exhausted the self-insured retention of the D&O Insurance and therefore all settlement funds and any expenses related to this matter were paid by the D&O Insurance.

Item 4. [Removed and Reserved]

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

Our common stock is listed on the NASDAQ Global Market under the symbol VIAS, and began trading on February 17, 2010. As of February 10, 2012, the approximate number of holders of our common stock was 2,721. Previously, all of our outstanding common stock was held privately, and accordingly, there was no public trading market for our common stock.

The table below sets forth the range of quarterly high and low sales prices (including intraday prices) for our common stock on the NASDAQ Global Market during the indicated calendar quarters.

	September 30,	September 30,
	Share Price
2011	High	Low
First Quarter	$28.70	$16.80
Second Quarter	27.35	18.01
Third Quarter	24.28	14.81
Fourth Quarter	22.36	13.75

2010
First Quarter (from February 17)	$22.50	$19.00
Second Quarter	22.80	14.29
Third Quarter	17.69	13.49
Fourth Quarter	21.19	14.89

Dividend Policy

We have paid no dividends since our inception, and our ability to pay dividends is limited by the terms of certain agreements related to our indebtedness. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any available future earnings to fund the development and growth of our business. However, our subsidiaries in China will continue to make required distributions to the noncontrolling interest holder in such subsidiaries.

Item 6. Selected Financial Data

The selected financial data and other data below for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, present consolidated financial information of Viasystems and its subsidiaries and have been derived from our audited consolidated financial statements. The selected historical consolidated financial data set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Report.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010 (1)	2009	2008	2007
	(dollars in thousands, except per share amounts)
Statements of Operations Data:
Net sales	$1,057,317	$929,250	$496,447	$712,830	$714,343

Operating expenses:
Cost of goods sold, exclusive of items shown separately below (2)	837,686	718,710	398,144	568,356	570,384
Selling, general and administrative (2)	80,300	77,458	45,073	52,475	58,215
Depreciation	65,938	56,372	50,161	53,285	49,704
Amortization	1,710	1,710	1,191	1,243	1,269
Restructuring and impairment (3)	812	8,518	6,626	15,069	278

Operating income (loss)	70,871	66,482	(4,748)	22,402	34,493

Other expense (income):
Interest expense, net	28,906	30,871	34,399	31,585	30,573
Amortization of deferred financing costs	2,015	1,994	1,954	2,063	2,065
Loss on early extinguishment of debt (4)	—	706	2,357	—	—
Other, net	1,202	1,233	3,502	(711)	277

Income (loss) before income taxes	38,748	31,678	(46,960)	(10,535)	1,578

Income taxes	8,464	16,082	7,757	4,938	(6,853)

Net income (loss)	30,284	15,596	(54,717)	(15,473)	8,431

Net income attributable to noncontrolling interest	1,791	2,044	—	—	—
Accretion of Redeemable Class B Senior Convertible preferred stock	—	1,053	8,515	7,829	7,203
Conversion of Mandatory Redeemable Class A Junior preferred stock (5)	—	29,717	—	—	—
Conversion of Redeemable Class B Senior Convertible preferred stock (5)	—	105,021	—	—	—

Net income (loss) available to common stockholders	$28,493	$(122,239)	$(63,232)	$(23,302)	$1,228

Basic earnings (loss) per share	$1.43	$(6.81)	$(26.18)	$(9.65)	$0.51

Diluted earnings (loss) per share	$1.42	$(6.81)	$(26.18)	$(9.65)	$0.51

Basic weighted shares outstanding	19,981,022	17,953,233	2,415,266	2,415,266	2,415,266

Diluted weighted shares outstanding	20,129,787	17,953,233	2,415,266	2,415,266	2,415,266

Balance Sheet Data (at period end):
Cash and cash equivalents	$71,281	$103,599	$108,993	$83,053	$64,002
Restricted cash (6)	—	—	105,734	303	303
Working capital	136,733	134,285	113,608	119,118	110,460
Total assets	839,249	780,573	657,238	585,238	628,429
Total debt, including current maturities	226,770	225,397	330,880	220,663	206,613
Mandatory Redeemable Class A Junior preferred stock (5)	—	—	118,836	108,096	98,326
Redeemable Class B Senior Convertible preferred stock (5)	—	—	98,327	89,812	81,983
Stockholders’ equity (deficit)	293,072	257,105	(58,040)	582	26,141

(1)

Financial data as of and for the year ended December 31, 2010, reflects the Recapitalization Agreement and the acquisition of Merix on February 16, 2010. See Notes 2 and 3 to the consolidated financial statements.

(2)

Stock compensation expense included in cost of goods sold and selling, general and administrative expenses for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 was $7,697, $2,870, $948, $615, and $2,085, respectively.

(3)	Represents restructuring charges taken to downsize and close facilities, and impairment losses related to the write-off of long-lived assets.

(4)

In connection with the repurchase of $105,876 principal amount of our $200 million 10.5% Senior Subordinated Notes due 2011 (the “2011 Notes”) in 2010 and the repurchase of $94,124 principal amount of our 2011 Notes and the termination of our 2006 credit facility in 2009, we incurred loss on early extinguishment of debt of $706 and $2,357, respectively.

(5)

The Mandatory Redeemable Class A Junior preferred stock and the Redeemable Class B Senior Convertible preferred stock were reclassified as, and converted into, common stock in February 2010. – see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Overview – Recapitalization Agreement.”

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

Company Overview

We are a leading worldwide provider of complex multi-layer printed circuit boards, (“PCBs”) and electro-mechanical solutions, (“E-M Solutions”). PCBs serve as the “electronic backbone” of almost all electronic equipment, and our E-M Solutions products and services integrate PCBs and other components into finished or semi-finished electronic equipment, which include custom and standard metal enclosures, metal cabinets, metal racks and sub-racks, backplanes, cable assemblies and busbars.

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

Business Overview

Our results for 2011 reflect solid demand for our products across all but our telecommunications end markets, price increases implemented during the second quarter in our Printed Circuit Boards segment and premium pricing to certain customers and programs in our automotive end market during the fourth quarter. During the year, we continued to expand our PCB production capacity in China. We expect that this capacity expansion will allow us to replace the capacity we will lose in connection with the required closure of our Huizhou, China factory at the end of 2012 and meet increases in demand from our customers. During the fourth quarter, we relocated our manufacturing operations in Juarez, Mexico to a nearby new facility which expanded our North America E-M Solutions manufacturing capacity and capabilities.

Our results for 2011 also reflect increased costs of labor and materials, especially at our facilities in China. Our costs were also negatively impacted by inefficiencies associated with production interruptions at some of our facilities due to i) unplanned maintenance at one of our PCB facilities during the first quarter, ii) power rationing by the Chinese government that began in May 2011 and continued into the fourth quarter and iii) the relocation of our E-M Solutions facility in Juarez, Mexico. In addition to minimum wage increases, the Chinese government implemented employment-based social taxes on foreign-owned enterprises. A continued tightening of labor resources in China resulted in higher than usual levels of overtime pay costs at several of our PCB facilities. In addition to increased costs for raw materials like copper clad laminates and gold, a sustained high demand for electronic components allowed our materials suppliers to command higher prices for their products. As a result of these factors, during the second quarter of 2011, we began implementing selling price increases to compensate for labor and materials cost increases, and substantially all of the price increases were implemented by the beginning of our third quarter. While material costs stabilized during the fourth quarter of 2011, market forces may again cause increases during 2012.

As a component manufacturer, our sales trends generally reflect the market conditions in the industries we serve. In the automotive market, we are adding capacity at our automotive qualified PCB manufacturing facilities i) as a result of increased demand and ii) in anticipation of the closure of our facility in Huizhou, China at the end of 2012. In addition to sales growth from forecasted increases in general demand, we expect that the flooding in Thailand in 2011 that idled PCB manufacturing facilities belonging to some of our competitors, will continue to provide some additional market share with existing customers in the automotive end market as they continue to source from alternative suppliers.

In the industrial & instrumentation market, we have experienced increased demand from our broad base of customers, and in order to accommodate growing demand for North America based E-M Solutions products and services in this end market, we relocated our manufacturing operations in Juarez, Mexico to a larger facility near the end of 2011.

The telecommunications end-user market remains dynamic as the customers we supply produce a mixture of products which include both new, cutting edge applications as well as more mature products with varying levels of demand. We continue to position ourselves to take advantage of growth opportunities related to the introduction of next generation wireless technology standards, but expect this market to remain soft going into 2012.

In the computer and datacommunications market, we continue to pursue new customers and programs for both our Printed Circuit Boards and Assembly segments, especially in the high-end server and storage sectors, which are being driven by trends in “cloud” computing.

In the military and aerospace market, we continue to pursue market share gains as a result of continuing customer qualification activity; however, overall demand trends in this market have been negatively impacted by budget pressures on U.S. government defense spending.

Shelf Registration Statement

We filed a shelf registration statement with the Securities and Exchange Commission that became effective on April 7, 2011, and will allow us to sell up to $150 million of equity or other securities described in the registration statement in one or more offerings. The shelf registration statement gives us greater flexibility to raise funds from the sale of our securities, subject to market conditions and our capital needs. In addition, the shelf registration statement includes shares of our common stock currently owned by VG Holdings, LLC, such that VG Holdings, LLC may offer and sell, from time to time, up to 15,562,558 shares of our common stock. We will not receive any proceeds from the sale of common stock by VG Holdings, LLC, but we may incur expenses in connection with the sale of those shares. In November 2011, we announced a public offering of additional shares of common stock by ourselves and VG Holdings; however, as a result of unfavorable market conditions at the time, we subsequently withdrew the offering.

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

2010 Recapitalization

In connection with the Merix Acquisition, on February 11, 2010, our company was recapitalized such that (i) each outstanding share of common stock was exchanged for 0.083647 shares of common stock, (ii) each outstanding share of our Mandatory Redeemable Class A Junior Preferred Stock (the “Class A Preferred”) was reclassified as, and converted into, 8.478683 shares of newly issued common stock and (iii) each outstanding share of our Redeemable Class B Senior Convertible Preferred Stock (the “Class B Preferred”) was reclassified as, and converted into, 1.416566 shares of newly issued common stock.

In connection with the conversion of the Class A Preferred into common shares of the Company, for financial reporting purposes related to the presentation of net loss attributable to common stockholders, for the year ended December 31, 2010, the Company recorded a non-cash adjustment to net loss of $29.7 million. The $29.7 million non-cash item is equal to the difference between i) the fair value of the common shares issued and ii) the carrying value of the Class A Preferred at the time of conversion; and was reflected in the Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) as a reduction to accumulated deficit and a corresponding increase to paid-in capital. In connection with the conversion of the Class B Preferred into common stock of the Company, for financial reporting purposes related to the presentation of net loss attributable to common stockholders, for the year ended December 31, 2010, the Company recorded a non-cash adjustment to net loss of $105.0 million. The $105.0 million non-cash item is equal to the difference between i) the fair value of the common shares issued and ii) the fair value of the number of common shares that would have been issued according to the terms of the Indenture governing the Class B Preferred without consideration of the Recapitalization Agreement; and was reflected in the Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) as a reduction to accumulated deficit and a corresponding increase to paid-in capital.

Results of Operations

Year Ended December 31, 2011, Compared with Year Ended December 31, 2010

Net Sales. Net sales for the year ended December 31, 2011, were $1,057.3 million, representing a $128.0 million, or 13.8%, increase from net sales for the year ended December 31, 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales increased by approximately $86.1 million, or 8.9%, for the year ended December 31, 2011, as compared with the same period in 2010. This increase is due to increased demand across all but our telecommunications end markets, price increases implemented during the second quarter in our Printed Circuit Boards segment and premium pricing to certain customers and programs in the automotive end market during the fourth quarter.

Net sales by end-user market on a historical basis for the years ended December 31, 2011 and 2010, and on a pro forma basis for the year ended December 31, 2010, were as follows:

	September 30,	September 30,	September 30,
	Historical		Pro Forma
End-User Market (dollars in millions)	2011	2010	2010
Automotive	$412.4	$332.8	$341.0
Industrial & Instrumentation	264.2	220.2	229.5
Telecommunications	182.5	218.4	230.1
Computer and Datacommunications	155.3	121.7	129.3
Military and Aerospace	42.9	36.2	41.3

Total Net Sales	$1,057.3	$929.3	$971.2

Our net sales of products for end use in the automotive market increased by approximately $79.6 million, or 23.9%, during the year ended December 31, 2011, compared with 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for end use in this market increased by approximately $71.4 million, or 20.9%, for the year ended December 31, 2011, as compared to 2010. The increase was driven by i) increased demand, including demand in the fourth quarter from customers whose supply chain had been impacted by the flooding in Thailand and who sought to diversify their supplier base for certain programs, ii) price increases implemented during the second quarter of 2011 and iii) premium pricing to one customer as we assist them with their transition to other suppliers.

Net sales of products ultimately used in the industrial & instrumentation market, increased by approximately $44.0 million, or 20.0%, during the year ended December 31, 2011, compared with 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for end use in this market increased by approximately $34.7 million, or 15.1%, for the year ended December 31, 2011, as compared with 2010. The increase in net sales was driven primarily by increased global demand, including programs related to wind power and elevator controls, as well as new customer and program wins.

Net sales of products ultimately used in the telecommunications market decreased by approximately $35.9 million, or 16.4%, during the year ended December 31, 2011, as compared with 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for use in this end market decreased by approximately $47.6 million, or 20.7%, for the year ended December 31, 2011, as compared with 2010. The sales decline was primarily a result of reduced demand for certain programs we supply, inventory corrections from one of our larger customers and the loss of one customer in our Assembly segment which elected to bring manufacturing of the parts we supplied in-house.

Net sales of our products for use in the computer and datacommunications markets increased by approximately $33.6 million, or 27.6%, during the year ended December 31, 2011, as compared with 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for use in this end market increased by approximately $26.0 million, or 20.1%, for the year ended December 31, 2011, as compared with 2010, driven by increased global demand from our computer and datacommunication customers as well as new customer and program wins.

Net sales to customers in the military and aerospace market increased by approximately $6.7 million, or 18.5%, during the year ended December 31, 2011, compared with 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for use in this market increased by approximately $1.6 million, or 3.9%, for the year ended December 31, 2011, as compared with 2010. This modest growth in sales is a result of increased demand from existing customers and new customer wins; however, budget pressures on U.S. government defense spending has continued to hamper demand.

Net sales by segment on a historical basis for the year ended December 31, 2011 and 2010, and on a pro forma basis for the year ended December 31, 2010, were as follows:

	September 30,	September 30,	September 30,
	Historical		Pro Forma
Segment (dollars in millions)	2011	2010	2010
Printed Circuit Boards	$865.9	$763.9	$805.8
Assembly	201.0	177.3	177.3
Eliminations	(9.6)	(11.9)	(11.9)

Total net sales	$1,057.3	$929.3	$971.2

Printed Circuit Boards segment net sales, including intersegment sales, for the year ended December 31, 2011, increased by $102.0 million, or 13.4%, to $865.9 million. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, Printed Circuit Boards net sales, including intersegment sales, for the year ended December 31, 2011, increased by $60.1 million, or 7.5%. The increase is a result of a greater than 1.4% increase in volume that affected all but our telecommunication end-user markets, as well as price increases introduced during the second quarter of 2011.

Assembly segment net sales increased by $23.7 million, or 13.4%, to $201.0 million for the year ended December 31, 2011, compared with 2010. The increase was primarily the result of improved demand in wind power and elevator controls related programs in our industrial and instrumentation end market, partially offset by a sales decline in our telecommunications end market.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the consolidated statement of operations for the year ended December 31, 2011, was $837.7 million, or 79.2% of consolidated net sales. This represents a 1.9 percentage point increase from the 77.3% of consolidated net sales achieved during 2010. The increase was due primarily to rising costs of materials and labor and manufacturing inefficiencies associated with government mandated power rationing in China, partially offset by sales price increases. To compensate for rising costs, we began to implement price increases during the second quarter of 2011; however, our costs for materials and labor grew faster than we could implement price increases. While material costs stabilized during the fourth quarter of 2011, market forces may again cause increases during 2012.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends that can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs. Our results for 2011 reflect increased costs of labor and materials, significant unscheduled maintenance at one of our PCB facilities during the first quarter of 2011, inefficiencies in connection with restarting production after scheduled shutdowns around the time of the Chinese New Year holiday in February 2011, as well as inefficiencies associated with power rationing in China. The increase in labor costs was due to minimum wage increases and newly implemented employment-based social taxes in China, as well as a labor shortage in some parts of China that contributed to higher than usual attrition, resulting in increased overtime costs and the payment of retention bonuses. The increase in materials costs was due to increased costs for commodities, including copper and gold, as well as a sustained high demand for electronic components in our industry, which allowed our materials suppliers to command higher prices for their products.

Cost of goods sold in our Printed Circuit Boards segment during the 2010 reflected an inventory fair value adjustment of approximately $0.9 million related to the Merix Acquisition, which negatively impacted the ratio of cost of goods sold to net sales.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. Cost of goods sold as a percent of sales during the year ended December 31, 2011, were negatively impacted by increased labor and material costs.

Selling, General and Administrative Costs. As a percent of sales, selling, general and administrative costs decreased to 7.6% for the year ended December 31, 2011, as compared with 8.3% for the year ended December 31, 2010. In dollar terms, selling, general and administrative costs increased $2.8 million, or 3.7%, to

$80.3 million for the year ended December 31, 2011, compared with 2010. The net increase in selling, general and administrative costs was primarily a result of i) a $4.4 million increase in non-cash stock compensation expense related to awards granted under our 2010 Equity Incentive Plan, ii) costs associated with annual management meetings during 2011, which had been suspended in 2010, and iii) the impact of a full year of selling, general and administrative costs associated with the legacy Merix operations as compared with approximately ten and one-half months of costs incurred subsequent to the mid-February acquisition date in 2010, partially offset by a $4.6 million decline in costs relating to acquisitions and equity registrations and reduced incentive compensation expense.

Depreciation. Depreciation expense for the year ended December 31, 2011, was $65.9 million, including $62.0 million related to our Printed Circuit Boards segment and $3.9 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by $10.0 million compared with 2010 primarily as a result of increased investments in new equipment during 2010 and 2011; and we expect depreciation expense will continue to increase in 2012 as a result of significant new investments in capital equipment during 2011 and expected investments during 2012. Depreciation expense in our Assembly segment decreased by $0.5 million compared with 2010, as a result of reduced capital expenditures in 2010 and through the first half of 2011. With approximately $6.0 million of capital expenditures in our Assembly segment during the second half of 2011, including $4.0 million related to the new Juarez, Mexico facility, we expect depreciation expense in our Assembly segment for 2012 will return to levels similar to 2010.

Restructuring and Impairment. During the year ended December 31, 2011, we incurred net restructuring charges of $0.8 million, which included approximately $0.5 million in our Assembly segment related to the relocation of our manufacturing operations in Juarez, Mexico to a new facility, approximately $0.4 million in “Other” related to an increase in estimated long-term obligations associated with previously closed manufacturing facilities, and a reversal of accrued severance costs of approximately $0.1 million in our Printed Circuit Boards segment as a result of lower than planned involuntary terminations in connection with the integration of the Merix business after its acquisition in 2010. The costs incurred in the Assembly and “Other” segments all related to contractual commitments.

During the year ended December 31, 2010, in connection with the integration of the Merix business, we identified potential annualized cost synergies of approximately $20.0 million, and took certain actions to realize those cost synergies. These actions included staff reductions and the consolidation of certain administrative offices. For the year ended December 31, 2010, we recorded net restructuring charges of approximately $8.5 million, of which approximately $4.6 million was incurred in the Printed Circuit Boards segment related to achieving cost synergies with the integration of the Merix business, and approximately $3.9 million was incurred in the “Other” segment primarily related to the cancellation of a monitoring and oversight agreement in connection with the Recapitalization Agreement. The charges incurred in the Printed Circuit Boards segment include $3.5 million related to personnel and severance and $1.1 million related to lease termination and other costs. The charges incurred in the “Other” segment include $4.4 million related to contractual commitments and a reversal of $0.5 million related to personnel and severance costs.

During 2012, we expect we will incur restructuring charges in the range of $13 million to $15 million in connection with the closure of our Huizhou, China and Qingdao, China facilities. The district where our Huizhou facility is located is being redeveloped away from industrial use, and we are unable to renew our lease of the facility beyond its December 31, 2012, expiration date. We are in the process of transitioning this facility’s customers to our other China PCB facilities, and expect to cease operations in Huizhou during the fourth quarter of 2012. Our facility in Qingdao, China has operated as a satellite facility supporting the operations of our Assembly segment facility in Shanghai, China. In order to achieve operational efficiencies and cost reductions, we plan to close our facility in Qingdao during the first half of 2012, and consolidate its operations back into our Shanghai facility.

The primary components of restructuring and impairment expense for the years ended December 31, 2011 and 2010, are as follows:

	September 30,	September 30,
Restructuring Activity (dollars in millions)	2011	2010
Personnel and severance	$(0.1)	$3.0
Lease and other contractual commitment expenses	0.9	5.5

Total expense, net	$0.8	$8.5

Operating Income. Operating income of $70.9 million for the year ended December 31, 2011, represents an increase of $4.4 million compared with operating income of $66.5 million during the year ended December 31, 2010. The primary sources of operating income for the years ended December 31, 2011 and 2010, are as follows:

	September 30,	September 30,
Source (dollars in millions)	2011	2010
Printed Circuit Boards segment	$65.5	$68.9
Assembly segment	6.7	6.2
Other	(1.3)	(8.6)

Operating income	$70.9	$66.5

Operating income from our Printed Circuit Boards segment decreased by $3.4 million to $65.5 million for the year ended December 31, 2011, compared with operating income of $68.9 million for the prior year. The decrease is primarily the result of higher levels of material and labor costs in cost of goods sold relative to sales and increased depreciation expense partially offset by increased sales volume, price increases and a reduction in restructuring charges.

Operating income from our Assembly segment was $6.7 million for the year ended December 31, 2011, compared with operating income of $6.2 million in 2010. The increase is primarily the result of increased sales volumes and reduced depreciation expenses, partially offset by higher levels of cost of goods sold relative to sales and restructuring cost.

The $1.3 million operating loss in the “Other” segment for the year ended December 31, 2011, relates primarily to restructuring charges of $0.4 million and professional fees and other costs associated with equity registrations and the pursuit of acquisition opportunities. The operating loss in the “Other” segment of $8.6 million for the year ended December 31, 2010, relates to $3.9 million of net restructuring charges and $4.7 million of transaction costs related to the Merix Acquisition.

Adjusted EBITDA. We measure our performance primarily through our operating income. In addition to our consolidated financial statements presented in accordance with U.S. GAAP, management uses certain non-GAAP financial measures, including “Adjusted EBITDA.” Adjusted EBITDA is not a recognized financial measure under U.S. GAAP, and does not purport to be an alternative to operating income or an indicator of operating performance. Adjusted EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flows or results of operations. Our board of directors, lenders and management use Adjusted EBITDA primarily as an additional measure of performance for matters including executive compensation and competitor comparisons. In addition, the use of this non-U.S. GAAP measure provides an indication of our ability to service debt, and we consider it an appropriate measure to use because of our leveraged position.

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

We use Adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact our future operating cash flows as follows:

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

•

Costs Relating to Acquisitions and Equity Registrations – professional fees and other non-recurring costs and expenses associated with mergers and acquisition activity as well as costs associated with capital transactions, such as equity registrations. We exclude these costs and expenses because they are not representative of our customary operating expenses.

Reconciliations of operating income (loss) to Adjusted EBITDA for the years ended December 31, 2011 and 2010, were as follows:

	September 30,	September 30,
	December 31,
Source (dollars in millions)	2011	2010
Operating income	$70.9	$66.5
Add-back:
Depreciation and amortization	67.6	58.1
Non-cash stock compensation expense	7.7	2.9
Restructuring and impairment	0.8	8.5
Costs relating to acquisitions and equity registrations	1.0	5.6

Adjusted EBITDA	$148.0	$141.6

Adjusted EBITDA increased by $6.4 million, or 4.5%, primarily as a result of an 13.8% increase in net sales partially offset by a 1.9 percentage point increase in cost of goods sold relative to net sales, and increased selling, general and administrative expense.

Interest Expense, net. Interest expense, net of interest income, was $28.9 million and $30.9 million for the years ended December 31, 2011 and 2010, respectively. Interest expense related to the $220 million aggregate principal amount of 12% Senior Secured Notes due 2015 (“the 2015 Notes”) is approximately $28.0 million in each year, including $26.4 million cash interest based on the $220 million principal and 12.0% interest rate, and $1.6 million non-cash amortization of the $8.2 million original issue discount which is being amortized to interest expense over the life of the 2015 Notes. The $2.0 million decrease in interest expense for the year ended December 31, 2011, as compared with the prior year, is primarily a result of reduced interest expense associated with the Class A Preferred, which was exchanged for common stock during the first quarter of 2010.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. For the year ended December 31, 2011, our tax provision includes net expense of $13.3 million, or 34%, related to pre-tax earnings, and a net benefit of $4.8 million related to other tax matters, including a reversal of $6.2 million of uncertain tax positions due to lapsing of the applicable statute of limitations. For the year ended December 31, 2010, our tax provision included net expense of $18.0 million, or 57%, related to our pre-tax earnings and net benefit of $1.9 million related to other tax matters.

During the years ended December 31, 2011 and 2010, we released $3.4 million and $1.6 million, respectively, of the valuation allowance which had been established against our deferred tax asset for net operating loss carryforwards. The amounts released represent the amount of the deferred tax asset we believe would be realized over the next respective year and were recorded as reduction to our income tax expense in each year. We continually evaluate our ability to realize of our deferred tax assets, and may, in the future, release additional portions of the valuation allowance we believe will be realized in one or more future years.

Noncontrolling Interest. Net income attributable to noncontrolling interest of $1.8 million for the year ended December 31, 2011, reflects a noncontrolling interest holder’s 5% and 15% interest in the profits from our facilities in Huiyang, China and Huizhou, China, respectively, and compares to $2.0 million in 2010. For the year ended December 31, 2011, $0.5 million and $1.3 million of net income attributable to noncontrolling interest related to our Huiyang and Huizhou facilities, respectively. In connection with the planned closure of the Huizhou, China facility, in January 2012, we reached an agreement to purchase the non-controlling interest holders 15% interest in the subsidiary which operates the facility for approximately $10.0 million, subject to regulatory approvals. The $10.0 million payment will settle any of undistributed earnings as of the date of the transaction, and will allow us to freely transfer customers and equipment to our other PCB facilities in connection with the facilities closure during the fourth quarter of 2012.

Year Ended December 31, 2010, Compared with Year Ended December 31, 2009

Net Sales. Net sales for the year ended December 31, 2010, were $929.3 million, representing a $432.8 million, or 87.2%, increase from net sales for the year ended December 31, 2009. Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales increased by approximately $226.1 million, or 30.3%, for the year ended December 31, 2010, as compared with 2009. This increase is due to increased demand across all of our end-user markets, as well as price increases implemented during the year in our Printed Circuit Boards segment.

Net sales by end-user market on a historical basis for the years ended December 31, 2010 and 2009, and on a pro forma basis for the year ended December 31, 2010 and 2009, as if the Merix Acquisition had been completed on January 1, 2009, were as follows:

	September 30,	September 30,	September 30,	September 30,
	Historical		Pro Forma
End-User Market (dollars in millions)	2010	2009	2010	2009
Automotive	$332.8	$191.0	$341.0	$241.1
Industrial & Instrumentation	220.2	129.6	229.5	172.6
Telecommunications	218.4	128.8	230.1	203.4
Computer and Datacommunications	121.7	47.0	129.3	93.3
Military and Aerospace	36.2	—	41.3	34.7

Total Net Sales	$929.3	$496.4	$971.2	$745.1

Our net sales of products for end use in the automotive market increased by approximately $141.8 million, or 74.2%, during the year ended December 31, 2010, compared with 2009. Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for end use in this market increased by approximately $99.9 million, or 41.4%, for the year ended December 31, 2010, as compared with 2009, which was driven by increased demand, especially in European markets, as well as price increases implemented during the third quarter of 2010.

Net sales of products ultimately used in the industrial & instrumentation market, increased by approximately $90.6 million, or 69.9%, in 2010, compared with 2009. Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for end use in this market increased by approximately $56.9 million, or 33.0%, for the year ended December 31, 2010, as compared with 2009. The increase in net sales was driven primarily by increased global demand, including programs related to wind power and elevator controls, as well as new customer and program wins, partially offset by a $13.1 million decline in sales resulting from the May 2009 closure of our metal fabrication facility in Milwaukee, Wisconsin, and its satellite final-assembly and distribution facility in Newberry, South Carolina (together, the “Milwaukee Facility”).

Net sales of products ultimately used in the telecommunications market increased by approximately $89.6 million, or 69.6%, for the year ended December 31, 2010, as compared with 2009. Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in this end market increased by approximately $26.7 million, or 13.1%, for the year ended December 31, 2010, as compared with 2009. Increased global demand in this market, as well as new customer and program wins, was partially offset by a $1.0 million decline in sales resulting from the closure of our Milwaukee Facility in May 2009, and certain customer programs at other facilities going end-of-life.

Net sales of our products for use in the computer and datacommunications markets increased by approximately $74.7 million, or 158.9%, in 2010, as compared with 2009. Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in this end market increased by approximately $36.0 million, or 38.6%, for the year ended December 31, 2010, as compared with 2009, driven by increased global demand from our computer and datacommunication customers.

With the Merix Acquisition, in 2010 the Company began supplying customers in the military and aerospace end market. Sales to this end market were $36.2 million for the year ended December 31, 2010. Assuming the Merix Acquisition had occurred on January 1, 2009, on a pro forma basis, net sales of products for use in the military and aerospace end-user market increased by approximately $6.6 million, or 19.0%, for the year ended December 31, 2010, as compared with 2009, as a result of increased demand from existing customers and new customer wins.

Net sales by segment on a historical basis for the year ended December 31, 2010 and 2009, and on a pro forma basis for the year ended December 31, 2010 and 2009, as if the Merix Acquisition had been completed on January 1, 2009, were as follows:

	September 30,	September 30,	September 30,	September 30,
	Historical		Pro Forma
Segment (dollars in millions)	2010	2009	2010	2009
Printed Circuit Boards	$763.9	$350.3	$805.8	$599.0
Assembly	177.3	141.7	177.3	141.7
Other	—	14.1	—	14.1
Eliminations	(11.9)	(9.7)	(11.9)	(9.7)

Total net sales	$929.3	$496.4	$971.2	$745.1

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

Assembly segment net sales increased by $35.6 million, or 25.1%, to $177.3 million for the year ended December 31, 2010, compared with 2009. The increase was primarily the result of increased demand, new customer and program wins in our telecommunications end-user market and improved demand in wind power and elevator controls related programs in our industrial & instrumentation end-user market.

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

Cost of goods sold in our Printed Circuit Boards segment for 2010, as compared with 2009, was positively impacted by i) higher sales volumes, ii) the positive effects of the restructuring activities completed during 2009 and iii) the receipt of a $2.3 million business interruption insurance settlement stemming from a 2007 fire that damaged a portion of our Guangzhou facility. Partially offsetting these factors, cost of goods sold was negatively impacted by i) increased costs of materials and labor, ii) increased warranty costs associated with an isolated quality issue and iii) a $0.9 million inventory adjustment to write-up the fair value of inventory acquired from Merix to equal its selling price less an estimated profit from the selling effort.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. Cost of goods sold as a percent of sales during the year ended December 31, 2010, were positively impacted by higher selling levels and product mix.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $32.4 million, or 71.9%, to $77.5 million for the year ended December 31, 2010, compared with the prior year. The increase relates primarily to $4.7 million of acquisition related costs, costs associated with new manufacturing, sales and administrative sites acquired with the Merix Acquisition and additional incentive compensation expense, including an incremental $1.9 million of non-cash stock compensation. As a percent of sales, selling, general and administrative costs were 8.3% for the year ended December 31, 2010, as compared with 9.1% for the year ended December 31, 2009. This improvement is primarily a result of the positive effect of the restructuring activities undertaken in 2009 and the realization of cost synergies from the Merix Acquisition, partially offset by the transaction costs associated with the Merix Acquisition.

Depreciation. Depreciation expense for the year ended December 31, 2010, was $56.4 million, including $52.0 million related to our Printed Circuit Boards segment and $4.4 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by $6.4 million compared with 2009, primarily as a result of depreciation on fixed assets acquired through the Merix Acquisition, partially offset by lower depreciation at legacy Viasystems facilities due to reduced investments in new equipment during 2009. Depreciation expense in our Assembly segment was substantially unchanged compared to 2009.

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

The primary components of restructuring and impairment expense for the years ended December 31, 2010 and 2009, are as follows:

	September 30,	September 30,
Restructuring Activity (dollars in millions)	2010	2009
Personnel and severance	$3.0	$0.6
Lease and other contractual commitment expenses	5.5	5.1
Asset impairments	—	0.9

Total expense, net	$8.5	$6.6

Operating Income. Operating income of $66.5 million for the year ended December 31, 2010, represents an increase of $71.2 million compared with an operating loss of $4.7 million during the year ended December 31, 2009. The primary sources of operating income (loss) for the years ended December 31, 2010 and 2009, are as follows:

	September 30,	September 30,
Source (dollars in millions)	2010	2009
Printed Circuit Boards segment	$68.9	$3.3
Assembly segment	6.2	4.1
Other	(8.6)	(12.1)

Operating income (loss)	$66.5	$(4.7)

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

Adjusted EBITDA. Reconciliations of operating income (loss) to Adjusted EBITDA for the years ended December 31, 2010 and 2009, were as follows:

	September 30,	September 30,
	December 31,
Source (dollars in millions)	2010	2009
Operating income (loss)	$66.5	$(4.7)
Add-back:
Depreciation and amortization	58.1	51.4
Restructuring and impairment	8.5	6.6
Non-cash stock compensation expense	2.9	0.9
Costs related to the merger	5.6	4.0

Adjusted EBITDA	$141.6	$58.2

Adjusted EBITDA increased by $83.4 million, or 143.3%, primarily as a result of an 87.2% increase in net sales and a 2.9 percentage point improvement in cost of goods sold relative to consolidated net sales, partially offset by increased selling, general and administrative expense.

Interest Expense, net. Interest expense, net of interest income, was $30.9 million and $34.4 million for the years ended December 31, 2010 and 2009, respectively. Interest expense related to the $220 million aggregate principal amount of 12% Senior Secured Notes due 2015 (“the 2015 Notes”) is approximately $28.0 million in the year ended December 31, 2010, based on the $220 million principal, the 12.0% interest rate and the amortization of the $8.2 million original issue discount. The $3.5 million decrease in interest expense for the year ended December 31, 2010, as compared with the prior year, is primarily a result of reduced interest expense associated with the Class A Preferred, which was exchanged for common stock during the first quarter of 2010, partially offset by $7.0 million of incremental interest cost associated with the 2015 Notes as compared with the now retired 2011 Notes and interest associated with indebtedness acquired as part of the Merix Acquisition.

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

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities was $71.4 million, $74.9 million and $47.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The reduced level of net cash from operating activities in 2011, as compared with 2010, is primarily due to changes in working capital related to higher sales levels and our building of inventory levels at the end of 2011 to supply customer orders during planned shutdowns at the beginning of 2012, surrounding public holidays in China, partially offset by increased income from operations. The increased level of net cash from operating activities in 2010, as compared with 2009, is primarily due to an improvement in net income, partially offset by investments in working capital in order to support higher sales levels, cash payments to achieve synergies in connection with the Merix Acquisition, and cash payments for the termination of a monitoring and oversight agreement effected in connection with the Recapitalization.

Net cash used in investing activities was $101.1 million, $68.8 million and $17.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in the level of net cash used in investing activities in 2011, as compared with 2010, was due to significantly higher capital expenditures, partially offset by the non-

recurrence of acquisition costs which were incurred in 2010 related to the Merix Acquisition. The increase in the level of net cash used in investing activities in 2010, as compared with 2009, relates primarily to cash consideration of $35.3 million paid in the Merix Acquisition and increased capital expenditures, partially offset by cash acquired in the Merix Acquisition of $13.7 million and cash proceeds of $9.7 million from the sale of a vacant manufacturing facility in Hong Kong, China that was acquired in the Merix Acquisition.

Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions and product quality standards. The spending required to meet our customer’s requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. Investing cash flows include capital expenditures by our Printed Circuit Boards segment of $93.4 million, $54.4 million and $17.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in capital expenditures in our Printed Circuit Boards segment in 2011, as compared with 2010, reflects the ongoing implementation of the $100 million multi-year capacity expansion plan for our PCB products which we announced in September 2010. During 2010, recovering sales growth in our Printed Circuit Boards segment and advances in technological requirements to meet customer needs were the primary drivers of the growth of our investments in property and equipment in that segment. Capital expenditures related to our Assembly segment for the years ended December 31, 2011, 2010 and 2009 were $7.7 million, $1.6 million and $2.2 million, respectively. The increase in capital expenditures in our Assembly segment in 2011, as compared with 2010, primarily relates to a $4.7 million investment in our new Juarez, Mexico facility and investments at our other E-M Solutions facilities to support sales growth. While we are prepared to make appropriate investments in facilities to meet growing demand, given the ongoing uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions.

Net cash used in financing activities was $2.6 million for the year ended December 31, 2011, which related primarily to a $2.4 million distribution to our noncontrolling interest holder of previously declared but unpaid dividends and repayments of capital lease obligations. In addition, during 2011, in connection with the renewal of Zhongshan 2010 Credit Facility, we repaid and reborrowed $10.0 million. Net cash used in financing activities was $11.6 million for the year ended December 31, 2010, which related to $5.2 million of net repayments of credit facilities, $2.3 million of financing fees on our Senior Secured 2010 Credit Facility, a $0.8 million distribution to our noncontrolling interest holder, the repurchase of $0.5 million principal amount of our Senior Subordinated Convertible Notes due 2013 and $2.6 million of repayments of capital lease obligations. The repayment of the 2011 Notes in January 2010 was funded by restricted cash held in escrow since the issuance of the 2015 Notes in late 2009. Net cash used in financing activities was $4.1 million for the year ended December 31, 2009, which related to the issuance of the 2015 Notes, including an original issue discount of approximately $8.2 million, the redemption of $94.1 million principal amount of our 2011 Notes, including a tender premium and other related costs of $0.9 million, the repayment of $15.5 million term loan balance under our 2006 credit agreement, $10.0 million of borrowings on our $30.2 million Guangzhou 2009 Credit Facility, and a $2.1 million payment related to a capital lease obligation. During 2009, we also incurred financing costs of approximately $7.4 million, which primarily related to the issuance of the 2015 Notes and the Guangzhou 2009 Credit Facility.

Financing Arrangements

Senior Secured Notes due 2015

Our $220,000 principal amount of 12.0% Senior Secured Notes due 2015 (the “2015 Notes”) were issued with an original issue discount (“OID”) of 96.269%. The OID was recorded on our balance sheet as a reduction of the liability for the 2015 Notes, and is being amortized to interest expense over the life of the notes. As of December 31, 2011, the unamortized OID was $4.9 million.

Interest on the 2015 Notes is due semiannually on January 15 and July 15 of each year. We may redeem all or part of the 2015 Notes at any time prior to July 15, 2012, at a redemption price of 100% of the notes redeemed plus a “make-whole” premium equal to the greater of a) 1% of the principal amount, or b) the excess of i) the present value at the redemption rate of 106.0% of the principal amount redeemed calculated using a discount rate equal to the treasury rate (as defined) plus 50 basis points, over ii) the principal amount of the notes. We may redeem the 2015 Notes during the period from July 16, 2012 to July 15, 2013 and the period from July 16, 2013 to July 15, 2014 at the redemption price of 106% and 103%, respectively. Subsequent to July 15, 2014, we may redeem the 2015 Notes at the redemption price of 100%. In the event of a Change in Control (as defined), we are required to make an offer to purchase the 2015 Notes at a redemption price of 101%, plus accrued and unpaid interest.

The 2015 Notes are guaranteed, jointly and severally, by all of our current and future domestic subsidiaries. The 2015 Notes are collateralized by all of the equity interests of each guarantor, each existing and subsequently acquired domestic subsidiary and certain foreign subsidiaries (as defined), and by liens on substantially all of our assets.

The indenture governing the 2015 Notes contains restrictive covenants which, among other things, limit the ability (subject to exceptions) for us to incur additional indebtedness or issue disqualified stock or preferred stock; b) create liens, c) pay dividends, make investments or make other restricted payments; d) sell assets; e) consolidate, merge, sell or otherwise dispose of our assets; f) enter into transactions with our affiliates; and g) designate our subsidiaries as unrestricted (as defined).

Senior Secured 2010 Credit Facility

Our senior secured revolving credit agreement, as amended, (the “Senior Secured 2010 Credit Facility”), with Wells Fargo Capital Finance, LLC provides a secured revolving credit facility in an aggregate principal amount of up to $75.0 million with an initial maturity in 2014. The annual interest rates applicable to loans under the Senior Secured 2010 Credit Facility are, at our option, either the Base Rate or Eurodollar Rate (each as defined in the Senior Secured 2010 Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our Quarterly Average Excess Availability (as defined in the Senior Secured 2010 Credit Facility) and ranges from 0.75% to 1.75% for Base Rate loans and 2.25% to 2.75% for Eurodollar Rate loans. In addition, we are required to pay an Unused Line Fee and other fees as defined in the Senior Secured 2010 Credit Facility. Effective as of June 30, 2011, we amended the Senior Secured 2010 Credit Facility primarily for the purpose of removing a limit on permitted capital expenditures, and increasing the amount of eligible collateral allowed for certain receivables.

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

We incurred $2.3 million deferred financing fees related to the Senior Secured 2010 Credit Facility which were capitalized and are being amortized over the life of the facility. As of December 31, 2011, the Senior Secured 2010 Credit Facility supported letters of credit totaling $0.4 million, and approximately $54.6 million was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

In March 2011, our Kalex Multi-layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary renewed its revolving credit facility (the “Zhongshan 2010 Credit Facility”) with China Construction Bank, Zhongshan Branch, which included an increase in the credit facility to 250 million RMB (approximately $39.7 million U.S. dollars based on the exchange rate as of December 31, 2011). The Zhongshan 2010 Credit Facility provides for borrowings denominated in Chinese RMB and foreign currencies, including the U.S. dollar. Borrowings are guaranteed by KMLCB’s sole Hong Kong parent company, Kalex Circuit Board (China) Limited. This revolving credit facility is renewable annually upon mutual agreement. Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or ii) the interest rate quoted by the Peoples Bank of China for Chinese RMB denominated loans. The Zhongshan 2010 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility. As of December 31, 2011, $10.0 million in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at an interest rate of 5.38%, and approximately $29.7 million of the revolving credit facility was unused and available.

Huiyang 2009 Credit Facility

Our credit facility between Industrial and Commercial Bank of China, Limited (“ICBC”) and our Merix Printed Circuits Technology Limited subsidiary (the “Huiyang 2009 Credit Facility”) provides for borrowings denominated in Chinese RMB and foreign currencies, including the U.S. dollar. Borrowings are secured by a mortgage lien on the building and land lease at our manufacturing facility in Huiyang, China. This revolving credit facility is renewable annually. Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated before each U.S. dollar denominated loan, ii) an annual fixed rate negotiated before each U.S. dollar denominated loan or iii) an interest rate based on the base lending rate published by ICBC. The Huiyang 2009 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility. As of December 31, 2011, approximately $5.7 million was unused and available under this facility.

Senior Subordinated Convertible Notes due 2013

Our $0.9 million principal amount of 4.0% convertible senior subordinated notes (the “2013 Notes”) have a maturity date of May 15, 2013. Interest is payable semiannually in arrears on May 15 and November 15 of each year. Pursuant to the terms of the indenture governing the 2013 Notes and the merger agreement governing the Merix Acquisition, the 2013 Notes are convertible at the option of the holder into shares of our common stock at a ratio of 7.367 shares per one thousand dollars of principal amount, subject to certain adjustments. This is equivalent to a conversion price of $135.74 per share. The 2013 Notes are general unsecured obligations and are subordinate in right of payment to all existing and future senior debt.

Liquidity

We had cash and cash equivalents at December 31, 2011 and 2010, of $71.3 million and $103.6 million, respectively, of which $42.3 million and $47.0 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. We permanently reinvest the earnings of our foreign subsidiaries outside the United States, and our current plans do not demonstrate a need to repatriate them to fund our United States operations. If these funds were to be needed for our operations in the United States, we would be required to record and pay significant United States income taxes to repatriate these funds. At December 31, 2011, we had outstanding borrowings and letters of credit of $10.0 million and $0.4 million, respectively, under various credit facilities; and approximately $90.0 million of the credit facilities were unused and available.

We believe that cash flow from operations, available cash on hand and cash available under existing credit facilities will be sufficient to fund our capital expenditures, debt service costs and other currently anticipated cash needs for the next twelve months. Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control. We cannot be assured that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under our credit facilities or that we will be able to raise third party financing in an amount sufficient to enable us to pay our indebtedness at maturity or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness.

Our principal liquidity requirements in 2012 will be for i) $13.2 million semi-annual interest payments required in connection with the 2015 Notes, payable in January and July each year, ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment, v) debt service requirements in connection with our credit facilities, and vi) costs associated with the closure of our Huizhou, China facility, including $10.0 million to purchase the noncontrolling interest holder’s interest in our subsidiary that operates the facility. In addition, the potential for acquisitions of other businesses by us in the future may require additional debt or equity financing.

We continue to explore certain strategic alternatives that may impact our liquidity, including but not limited to acquisitions, debt refinancing, debt retirement and equity offerings. We can give no assurance about our ability to execute any of these alternatives.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined under Securities and Exchange Commission rules.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2011, was approximately $216.8 million, which includes $168.9 million and $47.9 million from our Printed Circuit Boards and Assembly segments, respectively. This compares with our backlog of unfilled orders of $216.1 million at December 31, 2010, which included $169.4 million and $46.7 million from our Printed Circuit Boards and Assembly Segments, respectively. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

Related Party Transactions

Noncontrolling Interest Holder

We lease manufacturing facilities in Huiyang and Huizhou, China and purchase consulting and other services from our noncontrolling interest holder. During the year ended December 31, 2011 and 2010, we paid the noncontrolling interest holder approximately $0.9 million and $1.1 million, respectively, related to rental and service fees, and $0.1 million was payable to our noncontrolling interest holder as of December 31, 2011, related to service fees. In addition, during the year ended December 31, 2011 and 2010, we made distributions of $2.4 million and $0.8 million, respectively, to the noncontrolling interest holder.

Monitoring and Oversight Agreement

Effective as of January 31, 2003, we entered into a monitoring and oversight agreement with Hicks, Muse & Co. Partners L.P. (“HM Co.”), an affiliate of HMTF. On February 11, 2010, under the terms and conditions of the Recapitalization Agreement, the monitoring and oversight agreement was terminated in consideration for the payment of a cash termination fee of approximately $4.4 million. There was no expense or cash payments associated with the monitoring and oversight agreement in 2011. The consolidated statements of operations include expense related to the monitoring and oversight agreement of approximately $4.4 million, and $1.2 million for the years ended December 31, 2010 and 2009, respectively; and we made cash payments of approximately $5.6 million and $1.5 million to HM Co. related to these expenses during the years ended December 31, 2010 and 2009, respectively.

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

Long-Lived Assets, Excluding Goodwill

We review the carrying amounts of property, plant and equipment, definite-lived intangible assets and other long-lived assets for potential impairment if an event occurs or circumstances change that indicates the carrying amount may not be recoverable. In evaluating the recoverability of a long-lived asset, we compare the carrying values of the assets with corresponding estimated undiscounted future operating cash flows. In the event the carrying values of long-lived assets are not recoverable by future undiscounted operating cash flows, impairments may exist. In the event of impairment, an impairment charge would be measured as the amount by which the carrying value of the relevant long-lived assets exceeds their fair value. No adjustments were recorded to the balance of fixed assets during 2011 and 2010 as a result of an impairment. Note 8 to the consolidated financial statements discloses the impact of charges taken to recognize the impairment of fixed assets during 2009 and the factors which led to the impairment.

Goodwill

At December 31, 2011, our goodwill balance relates entirely to our Printed Circuit Boards segment. We conduct an assessment of the carrying value of goodwill annually, as of the first day of our fourth fiscal quarter, or more frequently if circumstance arise which would indicate the fair value of a reporting unit is below its carrying amount. During 2011, we adopted a new standard issued by the Financial Accounting Standards Board (the “FASB”) which permits us to perform an optional qualitative assessment to screen for potential impairment of goodwill in lieu of the previously required annual quantitative impairment test. The assessment requires us to consider a number of relevant factors and conclude whether it is more likely than not that the fair value of a reporting unit is more than its carrying amount. In performing our qualitative assessment to screen for potential impairment of goodwill, we considered a number of factors, including i) macroeconomic conditions, ii) factors impacting our industry and the end markets we serve, iii) factors impacting our costs to manufacture products and operate our business, iv) the financial performance of reporting units compared with projections and prior periods, v) reporting unit specific events which could impact future operating results, vi) the market value of our debt and equity securities, and vii) other relevant events and circumstances identified at the time of the assessment. No adjustments were recorded to the balance of goodwill as a result of this assessment.

If in any given year we elect not to perform the optional qualitative assessment, or if, as a result of the qualitative assessment, we are not able to conclude it is more likely than not that the fair value of a reporting unit is more than its carry amount, then we would be required to perform a quantitative test for impairment. The performance of a quantitative test would require us to make certain assumptions and estimates in determining fair value of our reporting units. When performing such a test, we use multiple methods to estimate the fair value of our reporting units, including discounted cash flow analyses and an EBITDA-multiple approach, which derives an implied fair value of a business unit based on the market value of comparable companies expressed as a multiple of those companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”). Discounted cash flow analyses require us to make significant assumptions about discount rates, sales growth, profitability and other factors. The EBITDA-multiple approach requires us to judgmentally select comparable companies based on factors such as their nature, scope and size. Significant judgment is required in making assumptions and estimates to perform a qualitative impairment screen and a quantitative impairment test, and should our assumptions change in the future, our fair value models could result in lower fair values, which could materially affect the value of goodwill and our operating results.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe will more likely than not be realized. We have considered future taxable income and ongoing prudent, feasible tax planning strategies in assessing the need for the valuation allowance, but in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to income in the period such determination was made. Similarly, should we determine that we would be able to realize our deferred tax assets in the future in excess of the net deferred tax assets recorded, an adjustment to the net deferred tax asset would increase net income in the period such determination was made.

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

The foreign exchange forward contracts and cross-currency swaps designated as cash flow hedges are accounted for at fair value. We record deferred gains and losses related to cash flow hedges based on their fair value using a market approach and Level 2 inputs. The effective portion of the change in each cash flow hedge’s gain or loss is reported as a component of other comprehensive income, net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each measurement date. Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income (loss) to current period earnings in the line item in which the hedged item is recorded at the time the contracts are settled.

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

Recently Adopted Accounting Pronouncements

During 2011, we adopted a new accounting standard which allows us to perform an optional qualitative assessment to screen for potential impairment of goodwill in lieu of the previously required annual quantitative impairment test. (See Critical Accounting Policies and Estimates – Goodwill, in this section.) The new standard does not change the way we account for goodwill, and the adoption of this standard did not affect our financial condition or results of operations.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued a final standard which will require us to change the way we present other comprehensive income in our financial statements. In December 2011, the FASB deferred the date by which certain aspects of the new standard must be implemented. We are required to adopt certain portions of this new standard beginning in 2012, and while it will impact our disclosures, it will not affect our financial condition or results of operations.

In December 2011, the FASB issued a final standard which will require us to disclose additional information about financial instruments that have been offset for presentation on our balance sheet. Assets and liabilities for financial instruments, such as cash flow hedge contracts, which are covered by master netting agreements, are reported net, with gross positive fair values netted with gross negative fair values by counterparty. While the new standard will impact our disclosures, it will not change the way we account for such financial instruments and will have no effect on our financial condition or results of operations upon adoption. We are required to adopt this new standard beginning in 2013.

Contractual Obligations

The following table provides a summary of future payments due under contractual obligations and commitments as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments due by period
Contractual Obligations (dollars in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
2015 Notes	$—	$—	$220.0	$—	$220.0
Interest on 2015 Notes	26.4	52.8	13.2	—	92.4
2013 Notes	—	0.9	—	—	0.9
Capital lease payments	0.1	0.3	0.3	0.5	1.2
Zhongshan 2010 Credit Facility	10.0	—	—	—	10.0
Operating leases	5.4	7.6	4.0	6.2	23.2
Restructuring payments	0.3	0.2	0.2	1.8	2.5
Management fees	0.3	0.7	0.7	11.6	13.3
Deferred compensation	0.7	0.3	0.3	4.7	6.0
Purchase orders	70.2	—	—	—	70.2

Total (a)	$113.4	$62.8	$238.7	$24.8	$439.7

(a)

The liability for unrecognized tax benefits of $24.8 million included in other non-current liabilities at December 31, 2011, has been excluded from the above table as we cannot make a reasonably reliable estimate of the timing of future payments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2011, we had $10.0 million of outstanding short-term borrowings with variable interest rates, and we may have additional variable rate debt in the future. Accordingly, our earnings and cash flows could be affected by changes in interest rates in the future. Based on the December 31, 2011, LIBOR rate, we do not believe a 10% movement in LIBOR would have a material effect on our financial condition, operating results or cash flows.

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At December 31, 2011, we have foreign currency hedge instruments outstanding that hedge a notional amount of approximately 2.3 billion Chinese RMB at an average exchange rate of 6.35 RMB per one U.S. dollar with a weighted average remaining maturity of 6.4 months.

Based on December 31, 2011 exchange rates and our RMB denominated operating expenses for the year ended December 31, 2011, an increase or decrease in the RMB exchange rate of 10% (ignoring the effects of hedging) would result in an increase or decrease, in our annual operating expenses of approximately $58.6 million.

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

Index To Financial Statements

Viasystems Group, Inc. & Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Viasystems Group, Inc.

We have audited the accompanying consolidated balance sheets of Viasystems Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viasystems Group, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Viasystems Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 15, 2012

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$71,281	$103,599
Accounts receivable, net	196,065	169,247
Inventories	116,457	94,877
Deferred taxes	3,142	1,956
Prepaid expenses and other	31,138	20,984

Total current assets	418,083	390,663
Property, plant and equipment, net	307,290	273,113
Goodwill	97,589	97,589
Intangible assets, net	7,404	9,094
Deferred financing costs, net	5,592	7,607
Other assets	3,291	2,507

Total assets	$839,249	$780,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,054	$10,258
Accounts payable	195,908	162,322
Accrued and other liabilities	70,080	79,188
Income taxes payable	5,308	4,610

Total current liabilities	281,350	256,378
Long-term debt, less current maturities	216,716	215,139
Other non-current liabilities	48,111	51,951

Total liabilities	546,177	523,468

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 20,390,009 and 20,238,085 shares issued and outstanding	204	202
Paid-in capital	2,383,910	2,376,197
Accumulated deficit	(2,102,762)	(2,131,255)
Accumulated other comprehensive income	8,055	7,696

Total Viasystems stockholders’ equity	289,407	252,840
Noncontrolling interest	3,665	4,265

Total stockholders’ equity	293,072	257,105

Total liabilities and stockholders’ equity	$839,249	$780,573

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Net sales	$1,057,317	$929,250	$496,447
Operating expenses:
Cost of goods sold, exclusive of items shown separately below	837,686	718,710	398,144
Selling, general and administrative	80,300	77,458	45,073
Depreciation	65,938	56,372	50,161
Amortization	1,710	1,710	1,191
Restructuring and impairment	812	8,518	6,626

Operating income (loss)	70,871	66,482	(4,748)
Other expense:
Interest expense, net	28,906	30,871	34,399
Amortization of deferred financing costs	2,015	1,994	1,954
Loss on early extinguishment of debt	—	706	2,357
Other, net	1,202	1,233	3,502

Income (loss) before income taxes	38,748	31,678	(46,960)
Income taxes	8,464	16,082	7,757

Net income (loss)	$30,284	$15,596	$(54,717)

Less:
Net income attributable to noncontrolling interest	$1,791	$2,044	$—
Accretion of Redeemable Class B Senior Convertible preferred stock	—	1,053	8,515
Conversion of Mandatory Redeemable Class A Junior preferred stock	—	29,717	—
Conversion of Redeemable Class B Senior Convertible preferred stock	—	105,021	—

Net income (loss) attributable to common stockholders	$28,493	$(122,239)	$(63,232)

Basic earnings (loss) per share	$1.43	$(6.81)	$(26.18)

Diluted earnings (loss) per share	$1.42	$(6.81)	$(26.18)

Basic weighted average shares outstanding	19,981,022	17,953,233	2,415,266

Diluted weighted average shares outstanding	20,129,787	17,953,233	2,415,266

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	00	00	00	00	00	00	00
	Common Stock Shares	Common Stock at Par	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
Balance at December 31, 2008	2,415,266	$24	$1,951,980	$(1,955,352)	$3,930	$—	$582
Comprehensive income (loss):
Net loss	—	—	—	(54,717)	—	—	(54,717)
Change in fair value of derivatives, net of taxes of $0	—	—	—	—	2,195	—	2,195
Foreign currency translation, net of taxes of $0	—	—	—	—	1,467	—	1,467

Total comprehensive loss							(51,055)
Accretion of Class B Senior Convertible preferred stock	—	—	(8,515)	—	—	—	(8,515)
Stock compensation expense	—	—	948	—	—	—	948

Balance at December 31, 2009	2,415,266	24	1,944,413	(2,010,069)	7,592	—	(58,040)

Comprehensive income:
Net income	—	—	—	13,552	—	2,044	15,596
Change in fair value of derivatives, net of taxes of $0	—	—	—	—	347	—	347
Foreign currency translation, net of taxes of $0	—	—	—	—	(243)	—	(243)

Total comprehensive income							15,700
Accretion of Class B Senior Convertible preferred stock	—	—	(1,053)	—	—	—	(1,053)
Common Stock issued in exchange for Class B Senior Convertible preferred stock	6,028,258	60	204,340	(105,021)	—	—	99,379
Common Stock issued in exchange for Class A Junior preferred stock	7,658,187	77	149,791	(29,717)	—	—	120,151
Common Stock issued in connection with the Merix Acquisition	3,877,304	39	75,838	—	—	3,004	78,881
Issuance of restricted stock awards	264,788	2	(2)	—	—	—	—
Forfeiture of restricted stock awards	(5,718)	—	—	—	—	—	—
Distributions to noncontrolling interest holder	—	—	—	—	—	(783)	(783)
Stock compensation expense	—	—	2,870	—	—	—	2,870

Balance at December 31, 2010	20,238,085	202	2,376,197	(2,131,255)	7,696	4,265	257,105

Comprehensive income:
Net income	—	—	—	28,493	—	1,791	30,284
Change in fair value of derivatives, net of taxes of $436	—	—	—	—	507	—	507
Foreign currency translation, net of taxes of $0	—	—	—	—	(148)	—	(148)

Total comprehensive income							30,643
Exercise of stock options	833	—	18	—	—	—	18
Issuance of restricted stock awards	154,519	2	(2)	—	—	—	—
Forfeiture of restricted stock awards	(3,428)	—	—	—	—	—	—
Distribution to noncontrolling interest holder	—	—	—	—	—	(2,391)	(2,391)
Stock compensation expense	—	—	7,697	—	—	—	7,697

Balance at December 31, 2011	20,390,009	$204	$2,383,910	$(2,102,762)	$8,055	$3,665	$293,072

Accumulated other comprehensive income at December 31, 2011, 2010 and 2009 includes the following:

	September 30,	September 30,	September 30,
	2011	2010	2009
Foreign currency translation	$7,528	$7,676	$7,919
Unrecognized gain (loss) on derivatives	527	20	(327)

	$8,055	$7,696	$7,592

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$30,284	$15,596	$(54,717)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,648	58,082	51,352
Non-cash stock compensation expense	7,697	2,870	948
Amortization of deferred financing costs	2,015	1,994	1,954
Amortization of original issue discount on 2015 Notes	1,596	1,596	164
Loss (gain) on disposition of assets, net	980	939	(483)
Non-cash impact of exchange rates	351	(54)	2,035
Deferred income taxes	(1,286)	1,469	(3,469)
Loss on early extinguishment of debt	—	706	2,357
Amortization of preferred stock discount	—	444	3,470
Accretion of Mandatory Redeemable Class A Junior preferred stock dividends	—	871	7,270
Impairment of assets	—	—	1,592
Change in assets and liabilities:
Accounts receivable	(26,818)	(29,319)	7,052
Inventories	(21,580)	(22,437)	21,222
Prepaid expenses and other	(9,439)	(4,646)	3,578
Accounts payable	33,586	29,310	15,993
Accrued and other liabilities	(12,925)	16,506	(9,113)
Income taxes payable	(698)	1,013	(3,627)

Net cash provided by operating activities	71,411	74,940	47,578

Cash flows from investing activities:
Capital expenditures	(101,664)	(57,010)	(21,925)
Acquisition of Merix, net of cash acquired	—	(21,659)	—
Proceeds from disposals of property, plant and equipment	568	9,893	4,352

Net cash used in investing activities	(101,096)	(68,776)	(17,573)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	10,000	10,000	10,000
Repayments of borrowings under credit facilities	(10,000)	(15,200)	(15,500)
Distributions to noncontrolling interest holder	(2,391)	(783)	—
Repayment of capital lease obligations	(260)	(2,597)	(2,119)
Proceeds from exercise of stock options	18	—	—
Repayment of 10.5% Senior Subordinated Notes	—	(105,904)	(95,065)
Change in restricted cash	—	105,734	(105,734)
Repayment of 2013 Notes	—	(515)	—
Financing and other fees	—	(2,293)	(7,439)
Proceeds from issuance of 12% Senior Secured Notes	—	—	211,792

Net cash used in financing activities	(2,633)	(11,558)	(4,065)

Net change in cash and cash equivalents	(32,318)	(5,394)	25,940
Cash and cash equivalents, beginning of year	103,599	108,993	83,053

Cash and cash equivalents, end of year	$71,281	$103,599	$108,993

Supplemental cash flow information:
Interest paid	$27,399	$23,758	$25,326

Income taxes paid, net	$12,939	$13,210	$10,223

Supplemental disclosure of noncash transactions:
Fair value of common shares issued in acquisition of Merix	$—	$75,877	$—

Fair value of common shares issued in exchange for Mandatory Redeemable Class A Junior preferred stock	$—	$149,868	$—

Fair value of common shares issued in exchange for Redeemable Class B Senior Convertible preferred stock	$—	$117,970	$—

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

Nature of Business

The Company is a leading worldwide provider of complex multi-layer printed circuit boards and electro-mechanical solutions. The Company’s products are used in a wide range of applications including, for example, automotive engine controls, data networking equipment, telecommunications switching equipment, complex medical, technical and industrial instruments, and flight control systems.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Viasystems Group, Inc. and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents and Restricted Cash

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

September 30,
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

Amounts accrued for warranty reserves are included in accrued and other liabilities (see Note 9). The following table summarizes changes in the reserve for the years ended December 31, 2011 and 2010:

	September 30,	September 30,
	December 31,
	2011	2010
Balance, beginning of year	$12,107	$3,962
Provision	4,683	12,974
Acquired from Merix	—	1,181
Claims and adjustments	(10,791)	(6,010)

Balance, end of year	$5,999	$12,107

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

Derivative Financial Instruments

From time to time, the Company enters into cash flow hedges in the form foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. However, there can be no assurance that these activities will eliminate or reduce foreign currency risk. To reduce the potential for credit risk associated with cash flow hedges, the Company monitors the credit ratings of the counter parties to its hedging transactions. The foreign exchange forward contracts are designated as cash flow hedges and are accounted for at fair value. The effective portion of the change in each cash flow hedge’s gain or loss is reported as a component of other comprehensive income (loss), net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each measurement date. Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income (loss) to current period earnings in the line item in which the hedged item is recorded at the time the contracts are settled (see Note 14).

Foreign Currency Translation and Remeasurement

All the Company’s foreign subsidiaries use the U.S. dollar as their functional currency. Net income includes gains and losses arising from transactions denominated in currencies other than the U.S. dollar, the impact of remeasuring local currency denominated assets and liabilities of foreign subsidiaries to the U.S. dollars and the realized gains and losses resulting from the Company’s foreign currency hedging activities.

As a result of the reversal of cumulative translation adjustments in connection with the liquidation of certain foreign investments, the Company recorded net translation adjustments of $148 and $243 for the years ended December 31, 2011 and 2010, respectively, which reduced accumulated other comprehensive income; and an adjustment of $1,467 for the year ended December 31, 2009, which increased accumulated other comprehensive income.

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

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach (see Note 14). As quoted prices in active markets are not available for identical contracts, Level 2 inputs are used to determine fair value. These inputs include quotes for similar but not identical derivative contracts, market interest rates that are corroborated with publicly available market information and third party credit ratings for the counter parties to our derivative contracts. When applicable, all such contracts covered by master netting agreements are reported net, with gross positive fair values netted with gross negative fair values by counterparty.

The Company’s financial instruments consist of cash equivalents, accounts receivable, long-term debt, and other long-term obligations. For cash equivalents, accounts receivable, notes receivable and other long-term obligations, the carrying amounts approximate fair value. The estimated fair market values of the Company’s debt instruments and cash flow hedges as of December 31, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,
	December 31, 2011
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$237,050	$215,147	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges – deferred gain contracts	1,742	1,742	Prepaid expenses and other
Cash flow hedges – deferred loss contracts	(779)	(779)	Accrued and other liabilities
Huiyang 2009 Credit Facility	—	—

	December 31, 2010
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$244,889	$213,551	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges – deferred gain contracts	20	20	Prepaid expenses and other
Cash flow hedges – deferred loss contracts	—	—
Huiyang 2009 Credit Facility	—	—

The Company determined the fair values of the Senior Secured Notes due 2015 using quoted market prices for the Notes. The Company estimated the fair value of the Senior Subordinated Convertible Notes due 2013 to be their par value based upon their most recent trading activity. As the balance owed on the Zhongshan 2010 Credit Facility bears interest at a variable rate, its carrying value approximates its fair value. The Company estimated the fair values of its preferred stock instruments to approximate the current liquidation value of each instrument at December 31, 2011.

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

The Company computes basic earnings (loss) per share by dividing its net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The computation of diluted earnings (loss) per share is based on the weighted average number of common shares outstanding during the period plus dilutive common equivalent shares (consisting primarily of employee stock options, convertible debt and unvested restricted stock awards). The potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method.

The components used in the computation of our basic and diluted earnings (loss) per share attributable to common stockholders were as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Net income (loss) attributable to common stockholders	$28,493	$(122,239)	$(63,232)

Basic weighted average shares outstanding	19,981,022	17,953,233	2,415,266
Dilutive effect of stock options	2,630	—	—
Dilutive effect of restrictive stock awards	146,135	—	—

Dilutive weighted average shares outstanding	20,129,787	17,953,233	2,415,266

Basic earnings (loss) per share	$1.43	$(6.81)	$(26.18)

Diluted earnings (loss) per share	$1.42	$(6.81)	$(26.18)

For the year ended December 31, 2011, the calculation of diluted weighted average shares outstanding excludes the effect of options to purchase 1,644,812 shares of common stock and long-term debt convertible into 6,593 shares of common stock because their inclusion would be antidilutive. For the year ended December 31, 2010, the calculation of diluted weighted average shares outstanding excludes the effect of options to purchase 1,194,640 shares of common stock and long-term debt convertible into 6,593 shares of common stock because their inclusion would be antidilutive. For the year ended December 31, 2009, the calculation of diluted weighted average shares outstanding excludes the effect of options to purchase 209,435 shares of common stock because their inclusion would be antidilutive.

Employee Stock-Based Compensation

The Company maintains two stock option plans, the “2010 Equity Incentive Plan” and the “2003 Stock Option Plan,” and recognizes compensation expense for share-based awards, including stock options and restricted stock awards, ratably over the awards’ vesting periods based on the grant date fair values of the awards (see Note 15).

Noncontrolling Interest

The Company owns a majority interest in its manufacturing facilities in Huiyang and Huizhou, China, and a noncontrolling interest holder owns 5% and 15% of these facilities, respectively. The noncontrolling interest is reported as a component of equity, and the net income attributable to the noncontrolling interest holder is reported as a reduction from net income to arrive at net income attributable to the Company’s common stockholders. The area where the Huizhou, China facility is located is being redeveloped away from industrial use, and the Company will be required to close the facility in advance of the December 31, 2012, expiration date of the facility’s lease. In January 2012, the Company reached an agreement by which it will purchase the non-controlling interest holder’s 15% interest in the Company’s subsidiary that operates the facility in Huizhou, China for approximately $10,000, subject to regulatory approvals. This purchase is expected to be completed during the first quarter 2012.

Reclassifications

The accompanying consolidated financial statements for prior years contain certain reclassifications to conform to the presentation used in the current period.

Recently Adopted Accounting Pronouncements

During 2011 the Company adopted a new accounting standard which allows it to perform an optional qualitative assessment to screen for potential impairment of goodwill in lieu of the previously required annual quantitative impairment test. The new standard does not change the way the Company account for goodwill, and the adoption of this standard did not affect the Company’s financial condition or results of operations.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued a final standard which will require the Company to change the way it presents other comprehensive income in its financial statements. In December 2011, the FASB deferred the date by which certain aspects of the new standard must be implemented. The Company is required to adopt certain portions of this new standard beginning in 2012, and while it will impact the Company’s disclosures, it will not affect its financial condition or results of operations.

In December 2011, the FASB issued a final standard which will require the Company to disclose additional information about financial instruments that have been offset for presentation on its balance sheet. Assets and liabilities for financial instruments, such as cash flow hedge contracts, which are covered by master netting agreements, are reported net, with gross positive fair values netted with gross negative fair values by counterparty. While the new standard will impact the Company’s disclosures, it will not change the way the Company accounts for such financial instruments and will have no effect on the Company’s financial condition or results of operations upon adoption. The Company is required to adopt this new standard beginning in 2013.

2. The 2010 Recapitalization

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

Pro Forma Information (unaudited)

The following pro forma information presents the combined results of operations of the Company for the years ended December 31, 2010, as if the Merix Acquisition had been completed on January 1, 2010, with adjustments to give effect to pro forma events that are directly attributable to the Merix Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of the companies, nor do they include restructuring expenses incurred related to the Merix Acquisition and the Recapitalization Agreement. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred on January 1, 2010 nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the pro forma results of operations:

September 30,
Year ended December 31, 2010
Net sales	$971,205

Net income	$32,218

4. Accounts Receivable and Concentration of Credit Risk

The allowance for doubtful accounts is included in accounts receivable, net in the accompanying consolidated balance sheets.

The activity in the allowance for doubtful accounts is summarized as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Balance, beginning of year	$2,280	$2,415	$3,194
Provision	2,499	1,285	1,987
Write-offs, credits and adjustments	(2,009)	(1,420)	(2,766)

Balance, end of year	$2,770	$2,280	$2,415

For the years ended December 31, 2011, 2010 and 2009, sales to the Company’s ten largest customers accounted for approximately 58.8%, 57.5% and 74.1% of the Company’s net sales, respectively. The table below highlights individual end customers accounting for more than ten percent of the Company’s consolidated net sales.

	September 30,		September 30,		September 30,
Customer	2011		2010		2009
Robert Bosch GmbH	14.5%		13.3%		13.7%
Alcatel-Lucent, S.A.	(a	)	(a	)	14.2
Continental AG	(a	)	(a	)	11.8
General Electric Company	(a	)	(a	)	11.4

(a)	Represents less than ten percent of consolidated net sales.

Sales to Alcatel-Lucent, S.A. and General Electric Company occurred in both the Printed Circuit Boards and Assembly segments. Sales to Continental AG and Robert Bosch GmbH occurred in the Printed Circuit Boards segment.

5. Inventories

The composition of inventories at December 31, is as follows:

	September 30,	September 30,
	2011	2010
Raw materials	$39,244	$33,175
Work in process	26,722	24,610
Finished goods	50,491	37,092

Total	$116,457	$94,877

6. Property, Plant and Equipment

The composition of property, plant and equipment at December 31, is as follows:

	September 30,	September 30,
	2011	2010
Land and buildings	$87,966	$84,187
Machinery, equipment and systems	609,006	510,388
Leasehold improvements	66,491	43,690
Construction in progress	11,509	7,017

	774,972	645,282
Less: Accumulated depreciation	(467,682)	(372,169)

Total	$307,290	$273,113

7. Goodwill and Other Intangible Assets

As of December 31, 2011 and 2010, the Company had recorded goodwill of $97,589 from prior acquisitions which related entirely to its Printed Circuit Boards segment. The Company conducts an assessment of the carrying value of goodwill annually, as of the first day of its fourth fiscal quarter, or more frequently if circumstance arise which would indicate the fair value of a reporting unit with goodwill is below its carrying amount. No adjustments were recorded to goodwill as a result of these assessments.

The components of intangible assets subject to amortization were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technologies	$20,371	$(17,977)	$2,394	$20,371	$(17,051)	$3,320
Customer list	4,100	(641)	3,459	4,100	(299)	3,801
Manufacturer sales representative network	1,700	(266)	1,434	1,700	(124)	1,576
Patents, trademarks and trade name	1,904	(1,787)	117	1,884	(1,487)	397

Total	$28,075	$(20,671)	$7,404	$28,055	$(18,961)	$9,094

The expected future annual amortization expense of definite-lived intangible assets for the next five fiscal years is as follows:

September 30,
Year Ended December 31,
2012	$1,472
2013	1,435
2014	1,040
2015	494
2016	486
Thereafter	2,477

Total	$7,404

8. Restructuring and Impairment

The reserve for restructuring activities at December 31, 2011, includes accruals for liabilities incurred as part of i) restructuring activities initiated in 2010 to realize cost synergies the Company had identified in connection with the integration of the Merix business (see Note 3), including staff reductions and the consolidation of certain sales and administrative offices (the “2010 Acquisition Restructuring”) and ii) restructuring activities initiated during 2001 as a result of the economic downturn that began in 2000 and resulted in asset impairments, plant shutdowns and downsizings which continued through 2005 (the “2001 Restructuring”). As of December 31, 2011, the reserve for restructuring charges includes $63 and $1,079, related to the 2010 Acquisition Restructuring and the 2001 Restructuring, respectively. The following tables summarize changes in the reserve for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,		September 30,
		Year Ended December 31, 2011
	Reserve 12/31/10	Charges	Reversals	Net Charges	Cash Payments	Adjustments		Reserve 12/31/11
Restructuring activities:
Personnel and severance	$445	$—	$(134)	$(134)	$(121)	$—		$190
Lease and other contractual commitments	1,277	946	—	946	(1,302)	31	(a)	952

	$1,722	$946	$(134)	$812	$(1,423)	$31		$1,142

(a)	Represents $31 of accretion of interest on discounted restructuring liabilities.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,		September 30,
		Year Ended December 31, 2010
	Reserve 12/31/09	Charges	Reversals	Net Charges	Cash Payments	Adjustments		Reserve 12/31/10
Restructuring activities:
Personnel and severance	$843	$3,455	$(451)	$3,004	$(3,402)	$—		$445
Lease and other contractual commitments	2,481	5,514	—	5,514	(7,365)	647	(a)	1,277

	$3,324	$8,969	$(451)	$8,518	$(10,767)	$647		$1,722

(a)	Represents $732 of restructuring liabilities assumed in the Merix Acquisition and $23 of accretion of interest on discounted restructuring liabilities, net of $108 of non-cash expense items.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,		September 30,
		Year Ended December 31, 2009
	Reserve 12/31/08	Charges	Reversals	Net Charges	Cash Payments	Adjustments		Reserve 12/31/09
Restructuring activities:
Personnel and severance	$8,896	$2,298	$(1,676)	$622	$(8,675)	$—		$843
Lease and other contractual commitments	3,226	5,806	(731)	5,075	(5,414)	(406	)(a)	2,481
Asset impairments	—	1,592	(663)	929	—	(929)		—

	$12,122	$9,696	$(3,070)	$6,626	$(14,089)	$(1,335)		$3,324

(a)	Represents $183 of accretion of interest on discounted restructuring liabilities, net of $589 of non-cash restructuring expense related to the 2001 Restructuring.

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available at the time. The amounts the Company ultimately incurs may change as the balance of the plans are executed. Expected cash payout of the accrued expenses is as follows:

September 30,
Year Ended December 31,
2012	$254
2013	83
2014	86
2015	89
2016	92
Thereafter	1,921

Total	2,525
Less: Amounts representing interest	(1,383)

Restructuring liability	$1,142

2011 Restructuring and Impairment Charges

The Company recorded $812 of net restructuring charges for the year ended December 31, 2011, which included $535 incurred in the Assembly segment related to the relocation of our manufacturing operations in Juarez, Mexico to a new facility, $411 incurred in “Other” (see Note 16) which primarily related to an increase in estimated long-term obligations incurred in connection with the 2001 Restructuring, and the reversal of $134 of accrued severance related to the 2010 Acquisition Restructuring as a result of higher than expected employee attrition, which reduced the number of planned involuntary terminations. The charges related to the relocation of our Juarez, Mexico facility and the charges related to the 2001 Restructuring relate to lease and other contractual commitment costs.

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

9. Accrued and Other Liabilities

The composition of accrued and other liabilities at December 31, is as follows:

	September 30,	September 30,
	2011	2010
Accrued payroll and related costs	$26,847	$27,405
Accrued interest	12,227	12,190
Accrued warranty	5,999	12,107
Accrued other	25,007	27,486

Total	$70,080	$79,188

10. Long-Term Debt

The composition of long-term debt at December 31, is as follows:

	September 30,	September 30,
	2011	2010
Senior Secured Notes due 2015	$215,147	$213,551
Senior Secured 2010 Credit Facility	—	—
Zhongshan 2010 Credit Facility	10,000	10,000
Senior Subordinated Convertible Notes due 2013	895	895
Capital leases	728	951

	226,770	225,397
Less: Current maturities	(10,054)	(10,258)

	$216,716	$215,139

As of December 31, 2011, $10,000 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $417, and approximately $89,952 of the credit facilities was unused and available.

The schedule of principal payments for long-term debt at December 31, 2011, is as follows:

September 30,
Year Ended December 31,
2012	$10,054
2013	955
2014	65
2015	220,072
2016	79
Thereafter	398

Total	$231,623

Senior Secured Notes due 2015

The Company’s $220,000 aggregate principal amount of 12.0% Senior Secured Notes due 2015 (the “2015 Notes”) were issued in November 2009 with an original issue discount (“OID”) of 96.269%. The OID was recorded on the Company’s balance sheet as a reduction of the liability for the 2015 Notes, and is being amortized to interest expense over the life of the notes. As of December 31, 2011, the unamortized OID was $4,853.

Interest on the 2015 Notes is due semiannually on January 15 and July 15 of each year. The Company may redeem all or part of the 2015 Notes at any time prior to July 15, 2012, at a redemption price of 100% of the notes redeemed plus a “make-whole” premium equal to the greater of a) 1% of the principal amount, or b) the excess of i) the present value at the redemption rate of 106.0% of the principal amount redeemed calculated using a discount rate equal to the treasury rate (as defined) plus 50 basis points, over ii) the principal amount of the notes. The Company may redeem the 2015 Notes during the period from July 16, 2012 to July 15, 2013 and the period from July 16, 2013 to July 15, 2014 at the redemption price of 106% and 103%, respectively. Subsequent to July 15, 2014, the Company may redeem the 2015 Notes at the redemption price of 100%. In the event of a Change in Control (as defined), the Company is required to make an offer to purchase the 2015 Notes at a redemption price of 101%, plus accrued and unpaid interest.

The 2015 Notes are guaranteed, jointly and severally, by all of the Company’s current and future domestic subsidiaries. The 2015 Notes are collateralized by all of the equity interests of each guarantor, each existing and subsequently acquired domestic subsidiary and certain foreign subsidiaries (as defined), and by liens on substantially all of the Company’s assets.

The indenture governing the 2015 Notes contains restrictive covenants which, among other things, limit the ability (subject to exceptions) of the Company to incur additional indebtedness or issue disqualified stock or preferred stock; b) create liens, c) pay dividends, make investments or make other restricted payments; d) sell assets; e) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; f) enter into transactions with the Company’s affiliates; and g) designate the Company’s subsidiaries as unrestricted (as defined).

Senior Secured 2010 Credit Facility

The Senior Secured 2010 Credit Facility provides a secured revolving credit facility in an aggregate principal amount of up to $75,000 with an initial maturity in 2014. The annual interest rates applicable to loans under the Senior Secured 2010 Credit Facility are, at our option, either the Base Rate or Eurodollar Rate (each as defined in the Senior Secured 2010 Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our Quarterly Average Excess Availability (as defined in the Senior Secured 2010 Credit Facility) and ranges from 0.75% to 1.25% for Base Rate loans and 2.25% to 2.75% for Eurodollar Rate loans. In addition, we are required to pay an Unused Line Fee and other fees as defined in the Senior Secured 2010 Credit Facility. Effective as of June 30, 2011, we amended our Senior Secured 2010 Credit Facility primarily for the purpose of removing a limit of permitted capital expenditures, and increasing the amount of eligible collateral allowed for certain receivables.

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

Under the Senior Secured 2010 Credit Facility, if the Excess Availability (as defined in the Senior Secured 2010 Credit Facility) is less than $15,000, we must maintain, on a monthly basis, a minimum fixed charge coverage ratio of 1.1 to one.

The Company incurred $2,342, of deferred financing fees related to the Senior Secured 2010 Credit Facility which have been capitalized and are being amortized over the life of the facility. As of December 31, 2011, the Senior Secured 2010 Credit Facility supported letters of credit totaling $417, and approximately $54,560 was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

In March 2011, our Kalex Multi-layer Circuit Board (Zhongshan) Limited subsidiary renewed its revolving credit facility (the “Zhongshan 2010 Credit Facility”) with China Construction Bank, Zhongshan Branch, which included an increase in the credit facility to 250 million RMB (approximately $39,678 U.S. dollars based on the exchange rate as of December 31, 2011). As of December 31, 2011, $10,000 in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at an interest rate of 5.38%, and approximately $29,678 of the revolving credit facility was unused and available.

Huiyang 2009 Credit Facility

The Company’s credit facility between Industrial and Commercial Bank of China, Limited (“ICBC”) and its Merix Printed Circuits Technology Limited subsidiary (the “Huiyang 2009 Credit Facility”) provides for borrowings denominated in Chinese RMB and foreign currencies, including the U.S. dollar. Borrowings are secured by a mortgage lien on the building and land lease at the Company’s manufacturing facility in Huiyang, China. This revolving credit facility is renewable annually upon mutual agreement. Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated before each U.S. dollar denominated loan, ii) an annual fixed rate negotiated before each U.S. dollar denominated loan or iii) an interest rate based on the base lending rate published by ICBC. The Huiyang 2009 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility. As of December 31, 2011, there was no borrowing under the Huiyang 2009 Credit Facility and approximately $5,714 of the facility was unused and available.

Senior Subordinated Convertible Notes due 2013

The Company’s $895 principal of 4.0% convertible senior subordinated notes due May 15, 2013 (the “2013 Notes”) pay interest in arrears on May 15, and November 15, of each year. Pursuant to the terms of the indenture governing the 2013 Notes and the merger agreement between the Company and Merix, the 2013 Notes are convertible at the option of the holder into shares of the Company’s common stock at a ratio of 7.367 shares per one thousand dollars of principal amount subject to certain adjustments. This is equivalent to a conversion price of $135.74 per share. The 2013 Notes are general unsecured obligations of the Company and are subordinate in right of payment to all the Company’s existing and future senior debt.

Senior Subordinated Notes due 2011

In January 2010, the Company redeemed all of its 10.5% Senior Subordinated Notes due 2011. In connection with the redemption, the Company incurred a $706 loss on the early extinguishment of the debt. Restricted cash of $105,734, which was held in escrow as of December 31, 2009, was used to fund the redemption.

11. Commitments

The Company leases certain buildings, transportation and other equipment under capital and operating leases. As of December 31, 2011 and 2010, there was equipment held under capital leases with a cost basis of $12,007 and $12,434, respectively, included in property, plant and equipment. The Company recorded accumulated depreciation related to this equipment of $6,004 and $4,832 as of December 31, 2011 and 2010, respectively. Total rental expense under operating leases was $5,321, $4,945 and $4,438 for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments under capital leases and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2011, are as follows:

	September 30,	September 30,
Year Ended December 31,	Capital	Operating
2012	$127	$5,383
2013	127	4,298
2014	127	3,295
2015	127	2,026
2016	127	2,005
Thereafter	508	6,235

Total	1,143	$23,242

Less: Amounts representing interest	(415)

Capital lease obligations	$728

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

The Company is a party to contracts and agreements with other third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At December 31, 2011 and 2010, other non-current liabilities include $12,803, and $12,919 of accruals for potential claims in connection with such indemnities.

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

To manage various business risks, the Company maintains a portfolio of insurance policies that the Company’s management believes are reasonable and customary for similarly situated companies. In December of 2010, stemming from a 2007 fire which damaged a portion of the Company’s manufacturing facility in Guangzhou, China, the Company received a $2,265 payment from insurance which represented a settlement of the Company’s business interruption claim related to the fire. The Company recorded this payment as a reduction of cost of goods sold in the period it was received.

13. Income Taxes

The Company’s income tax provision for the years ended December 31, 2011, 2010 and 2009, consists of the following:

	September 30,	September 30,	September 30,
	2011	2010	2009
Current:
Federal	$—	$—	$—
State	272	392	(923)
Foreign	9,934	15,686	11,119

	10,206	16,078	10,196
Deferred:
Federal	(1,764)	(1,634)	(1,508)
State	(292)	(29)	—
Foreign	314	1,667	(931)

	(1,742)	4	(2,439)

Total	$8,464	$16,082	$7,757

A reconciliation between the income tax provision at the federal statutory income tax rate and at the effective tax rate, for the years ended December 31, 2011, 2010 and 2009, is summarized below:

	September 30,	September 30,	September 30,
	2011	2010	2009
U.S. Federal Statutory Rate	$13,562	$11,087	$(16,436)
State taxes, net of federal benefit	337	(32)	(1,018)
Impact from permanent items	(2,679)	(6,423)	7,676
Foreign tax (under) U.S. Statutory rate	(5,431)	(7,608)	(1,581)
Change in the valuation allowance for deferred tax assets	(916)	13,664	14,885
Tax contingencies	(2,785)	(282)	1,925
Foreign tax rate changes and withholdings	5,865	2,970	2,937
Other	511	2,706	(631)

	$8,464	$16,082	$7,757

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows:

	September 30,	September 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$288,304	$346,737
Capital loss carryforwards	114,727	123,052
Federal and State credit carryforwards	3,264	3,682
Accrued liabilities not yet deductible	8,478	5,691
Property, plant and equipment	6,325	2,832
Equity Compensation	11,978	7,619
Other	953	6,700

	434,029	496,313
Valuation allowance	(422,258)	(487,290)

	11,771	9,023
Deferred tax liabilities:
Inventory	(5,393)	(1,238)
Intangibles	(611)	(875)
Other	(508)	(3,070)

	(6,512)	(5,183)

Net deferred tax assets	$5,259	$3,840

The domestic and foreign income (loss) before income tax provision are as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Domestic	$2,393	$(8,918)	$(57,809)
Foreign	36,355	40,596	10,849

	$38,748	$31,678	$(46,960)

As of December 31, 2011, the Company had the following net operating loss (“NOL”) carryforwards: $547,403 in the U.S., $10,720 in China, $29,473 in Canada, $28,591 in Hong Kong, $86 in Singapore, and $33,997 in the Netherlands. The U.S. NOLs expire in 2018 through 2030 and the Canada NOLs expire in 2026 through 2028. All other NOLs carry forward indefinitely. Canada has a capital loss of $403,967 that will carry forward indefinitely. For the year ended December 31, 2011, the Company recognized a benefit from the utilization NOL carry forwards of $14,002, of which all was recognized in U.S.

In connection with the Company reorganization under Chapter 11 completed on January 31, 2003, Viasystems Group believes more than a 50% change in ownership occurred under Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder. As a consequence, the utilization of the U.S. NOLs is limited to approximately $21,687 per year (except to the extent the Company recognizes certain gains built in at the time of the ownership change), with any unused portion carried over to succeeding years. Any NOLs not utilized in a year can be carried over to succeeding years.

Certain of the Company’s subsidiaries have tax holidays in China that, as of December 31, 2011, allow either i) a 50% reduction in the tax rate or ii) an annually-reviewed 10% rate reduction. If not for such tax holidays, the Company would have had $1,832, $1,747 and $1,798 of additional income tax expense for the years ended December 31, 2011, 2010 and 2009, respectively, based on the applicable reduced tax rates ranging from 15% to 24%. The current tax holidays allowing a 50% reduction in the tax rate is expected to expire during 2012.

Undistributed earnings of international subsidiaries for the year ended December 31, 2011, were $35,361. No deferred Federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the Company's international operations.

Uncertain Tax Positions

At December 31, 2011 and 2010, other non-current liabilities include $24,813 and $27,047 of long-term accrued taxes, respectively, related to the liability for unrecognized tax benefits. The Company classifies income tax-related interest and penalties as a component of income tax expense. At December 31, 2011 and 2010, the total unrecognized tax benefit in the consolidated balance sheet included a liability of $9,149 and $8,038, respectively, related to accrued interest and penalties on unrecognized tax benefits. The income tax provision included in the Company’s consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, included expense of $1,111, $824 and $1,520, respectively, related to interest and penalties on unrecognized tax benefits.

The liability for unrecognized tax benefits decreased by $2,234 from December 31, 2010, to December 31, 2011, primarily due to the reversal of $6,200 of uncertain tax positions due to lapsing of the applicable statute of limitations, partially offset by provisions related to tax positions taken in the current period, and interest and penalties related to positions taken in prior periods. At December 31, 2011 and 2010, the liability for unrecognized tax benefits included $24,813 and $27,047, respectively, of unrecognized tax positions that, if recognized, would affect the effective tax rate. The Company is in discussions with various taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next year. The Company currently estimates approximately $2,500 of the liability for uncertain tax positions could be settled in the next twelve months.

As of December 31, 2011, the Company is subject to U.S. federal income tax examination for all tax years from 1998 forward, and to non-U.S. income tax examinations generally for the tax years 2001 through 2010. In addition, the Company is subject to state and local income tax examinations generally for the tax years 2001 through 2010.

A reconciliation of the Company’s total gross unrecognized tax benefits, exclusive of related interest and penalties, for the years ended December 31, 2011, 2010 and 2009, is summarized below:

	September 30,	September 30,	September 30,
	2011	2010	2009
Balance, beginning of year	$19,009	$13,235	$13,644
Tax positions related to current year:
Additions	839	1,217	1,194
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	—	—
Reductions	—	—	—
Tax positions acquired from Merix	—	6,597	—
Settlements	—	—	(1,603)
Lapses in statutes of limitations	(4,184)	(2,040)	—

Balance, end of year	$15,664	$19,009	$13,235

14. Derivative Financial Instruments

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

The Company’s currency forward contracts as of December 31, 2011, relate only to Chinese Renminbi (“RMB”) exchange rates. Amounts received or paid at the contract settlement date are recorded in cost of goods sold at the time of settlement. For the years ended December 31, 2011 and 2010, a gain of $3,439 and $182, were recorded in cost of goods sold related to settled currency forward contracts, respectively.

The Company recognizes all of its derivatives contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value through adjustments to accumulated other comprehensive income, current earnings, or both, as appropriate.

Accumulated other comprehensive income as of December 31, 2011 and 2010, included net deferred gains of $527 (net of tax of $435) and $20 (net of tax of $0), respectively, related to cash flow hedges. The deferred gains and losses were measured using Level 2 inputs, including market interest rates and quoted prices for similar instruments, and a market approach (see Note 1). There was no ineffectiveness recorded in earnings as of December 31, 2011, 2010 or 2009.

The maximum term over which the Company hedges exposure to the exchange rate variability of future cash flows is generally less than one year.

The following table summarizes the Company’s outstanding derivative contracts:

	September 30,	September 30,
	December 31,
	2011	2010
Notional amount, in thousands of Chinese RMB	2,303,640	589,923
Weighted average remaining maturity, in months	6.4	5.5
Weighted average exchange rate to one U.S. Dollar	6.35	6.543

15. Stock Option Plan and Warrants

2003 Stock Option Plan

Under the 2003 Stock Option Plan (the “2003 Plan”), options to purchase a total of 232,352 shares of the Company’s common stock may be granted to the Company’s employees in the form of nonqualified stock options at market value. Options granted expire 10 years after the grant date and vest one-third at the grant date, one-third on the 24-month anniversary of the grant date and one-third on the 36 month anniversary of the grant date. The 2003 Plan was adopted prior to the Company’s public stock listing in 2010, and the Company’s general practice was to grant options under the 2003 Plan at a fixed exercise price of $150.99. At December 31, 2011, 41,331 shares were available for future grants; however, upon adoption of the Viasystems Group, Inc. 2010 Equity Incentive Plan (the “2010 Plan”), the Company elected to discontinue use of the 2003 Plan and intends to make no new awards under the 2003 Plan.

2010 Equity Incentive Plan

The 2010 Plan was adopted in April 2010 and provides for grants of stock options, restricted stock awards, performance share units and other stock-based awards to the Company’s employees and directors. Subject to additions and adjustments, 3,000,000 shares are authorized for granting under the 2010 Plan. At December 31, 2011, 1,103,215 shares were available for future grants. Subsequent to December 31, 2011, on February 7, 2012, the Company granted additional equity awards representing approximately 630,000 shares, which included stock options, restricted stock awards and performance share units.

The 2010 Plan provides the compensation committee of the Company’s board of directors the discretion to grant awards in any form and with any terms permitted by the 2010 Plan. All stock option grants awarded since the inception of the 2010 Plan expire 7 years after the grant date, with one-third of the options vesting on the first anniversary of the grant date, and one-twelfth of the options vesting on each of the next eight ensuing calendar quarter-ends. Subject to certain accelerated vesting provisions of the 2010 Plan, restricted stock awards granted since the inception of the 2010 Plan vest on the third anniversary of the grant date. The performance share units granted in February 2012 vest only if the performance objectives of the awards are met as measured over a period of three to five years. Based upon the extent to which performance objectives are achieved, vested share units may range from zero to 200% of the original grant.

Stock Compensation Expense

Stock compensation expense recognized in the consolidated statements of operations was as follows:

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
Cost of goods sold	$506	$61	$144
Selling, general and administrative	7,191	2,809	804

	$7,697	$2,870	$948

As of December 31, 2011, unrecognized compensation expense related to stock option grants totaled $11,491 and will be recognized over a period of approximately three years.

Stock Option Activity

The following table summarizes the stock option activity under both the 2003 Plan and the 2010 Plan for the year ended December 31:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Options	Exercise Price(1)	Options	Exercise Price(1)	Options	Exercise Price(1)
Beginning balance	1,194,640	$150.99	209,435	$150.99	218,185	$150.99
Granted	542,784	$20.44	1,008,594	$21.64	—	$—
Exercised	(833)	$21.88	—	$—	—	$—
Forfeited	(59,779)	$37.51	(23,389)	$81.83	(8,750)	$150.99

Ending balance	1,676,812	$35.99	1,194,640	$43.13	209,435	$150.99

Exercisable at year end	673,506	$58.35	198,267	$150.99	198,699	$150.99

(1)	weighted average

Options outstanding and options exercisable as of December 31, 2011, had an aggregate intrinsic value of $80 and $33, respectively.

The fair value of each option grant during the years ended December 31, 2011 and 2010 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30,	September 30,
	2011	2010
Expected life of options	4.3 years	4.3 years
Risk free interest rate	0.91% to 2.39%	1.44% to 2.26%
Expected volatility of stock	60.72% to 62.73%	59.66% to 60.26%
Expected dividend yield	None	None
Weighted average fair value	$10.22	$10.64

There were no stock options granted during the year ended December 31, 2009.

The Company’s common stock was listed and began trading on the NASDAQ on February 17, 2010. As there was insufficient historical data about the Company’s common stock, the Company estimated the expected volatility of the underlying shares based on the blended historical stock volatility of peer companies. As there was insufficient historical data about the option activity under the 2010 Plan, the Company estimated the expected life of new option grants using the simplified method, which is the average of the options’ vesting term and original contractual term.

As of December 31, 2011, outstanding stock options under the 2003 Plan had an exercise price of $150.99; and outstanding stock options under the 2010 Plan had exercise prices ranging from $14.42 to $24.00. The following table summarizes information regarding outstanding stock options under these plans as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average remaining contractual life	Weighted average exercise price
$14.42 to $24.00	1,485,791	5.6 years	$21.21	482,485	5.3 years	$21.67
$150.99	191,021	2.1 years	$150.99	191,021	2.1 years	$150.99

	1,676,812		$35.99	673,506		$58.35

Restricted Stock Award Activity

The following table summarizes restricted stock award activity for the year ended December 31:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested, beginning of year	257,932	$16.60	—	$—
Granted	154,519	$20.41	264,788	$16.60
Vested	(3,428)	$16.62	(1,138)	$16.62
Forfeited	(3,428)	$16.62	(5,718)	$16.62

Nonvested, end of year	405,595	$18.05	257,932	$16.60

Restricted stock awards outstanding as of December 31, 2011, had an aggregate intrinsic value of $6,863. As of the vesting date, the total fair value of restricted stock awards which vested during 2011 was $58.

16. Business Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. During the year ended December 31, 2011, the Company operated its business in two segments: i) Printed Circuit Boards and ii) Assembly.

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

Assets and liabilities of the Company’s corporate headquarters, along with those of its closed printed circuit boards and assembly operations, are reported in “Other.” Operating expenses of our corporate headquarters are allocated to the Printed Circuit Boards and Assembly segments based on a number of factors, including sales.

Total assets by segment are as follows:

	September 30,	September 30,
	December 31,
	2011	2010
Total assets:
Printed Circuit Boards	$688,616	$625,884
Assembly	105,668	84,273
Other	44,965	70,416

Total assets	$839,249	$780,573

Net sales and operating income (loss) by segment are as follows:

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
Net sales to external customers:
Printed Circuit Boards	$856,319	$751,933	$340,993
Assembly	200,998	177,317	141,693
Other	—	—	13,761

Total	$1,057,317	$929,250	$496,447

Intersegment sales:
Printed Circuit Boards	$9,628	$11,938	$9,273
Assembly	—	—	13
Other	—	—	363

Total	$9,628	$11,938	$9,649

Operating income (loss):
Printed Circuit Boards	$65,550	$68,851	$3,244
Assembly	6,656	6,208	4,120
Other	(1,335)	(8,577)	(12,112)

Total	70,871	66,482	(4,748)

Interest expense, net	28,906	30,871	34,399
Amortization of deferred financing costs	2,015	1,994	1,954
Loss on early extinguishment of debt	—	706	2,357
Other, net	1,202	1,233	3,502

Income (loss) before income taxes	$38,748	$31,678	$(46,960)

Capital expenditures and depreciation expense by segment are as follows:

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
Capital expenditures:
Printed Circuit Boards	$93,387	$54,423	$17,524
Assembly	7,639	1,584	2,190
Other	638	1,003	2,211

Total capital expenditures	$101,664	$57,010	$21,925

Depreciation expense:
Printed Circuit Boards	$61,995	$51,984	$45,579
Assembly	3,943	4,388	4,582
Other	—	—	—

Total depreciation expense	$65,938	$56,372	$50,161

Net sales by country of destination are as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
United States	$384,594	$314,858	$138,632
People’s Republic of China, including Hong Kong	247,321	188,741	126,105
Germany	63,955	58,046	39,338
Hungary	44,288	36,159	16,323
France	43,066	37,551	20,794
Malaysia	30,633	54,948	22,298
India	29,032	8,006	1,618
Canada	27,312	37,948	15,082
United Kingdom	20,876	18,263	8,059
Czech Republic	15,991	13,788	11,745
Singapore	14,560	16,754	8,429
Portugal	12,888	10,426	7,283
Mexico	11,820	34,143	21,706
Thailand	11,290	21,162	12,057
Japan	9,458	10,022	7,191
Netherlands	9,143	924	149
Italy	7,722	5,433	3,650
Norway	7,487	3,466	563
Other	65,881	58,612	35,425

Total	$1,057,317	$929,250	$496,447

Net sales by country of manufacture are as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
People’s Republic of China	$877,987	$736,341	$447,667
United States	142,675	131,894	13,761
Mexico	36,655	61,015	35,019

	$1,057,317	$929,250	$496,447

Property, plant and equipment, net by country are as follows:

	September 30,	September 30,
	December 31,
	2011	2010
People’s Republic of China	$261,308	$231,821
Mexico	6,088	2,217
United States	39,894	39,075

	$307,290	$273,113

17. Retirement Plans

The Company has a defined contribution retirement savings plan (the “Retirement Plan”) covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 30% of their compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company matches a percentage of the employees’ deferrals (the “Matching Contribution”) and may contribute an additional 1% of employees’ salaries to the Retirement Plan regardless of employee deferrals. The Company may also elect to contribute an additional profit-sharing contribution to the Retirement Plan at the end of each year. At the beginning of 2011, the employees of the U.S. based manufacturing facilities acquired from Merix became eligible to receive Matching Contributions under the Retirement Plan. The Company’s contributions to the Retirement Plan were $1,227, $206 and $295 for the years ended December 31, 2011, 2010 and 2009, respectively.

During 2011, the Company adopted a savings restoration plan (the “Savings Restoration Plan”) to provide additional benefits to certain domestic employees who are not eligible to receive the full Matching Contribution due to limitations imposed by the Internal Revenue Code. The Savings Restoration Plan also allows for the voluntary deferral of certain compensation by eligible employees. The Company’s expense related to the Savings Restoration Plan was $227 for the year ended December 31, 2011.

18. Research and Development

Research, development and engineering expenditures for the creation and application of new products and processes were approximately $2,517, $2,905 and $1,225 for the years ended December 31, 2011, 2010 and 2009, respectively. Research and development is included in the selling, general and administrative line item on the consolidated statements of operations.

19. Related Party Transactions

Noncontrolling Interest Holder

The Company leases the manufacturing facilities in Huiyang and Huizhou, China and purchases consulting and other services from the noncontrolling interest holder. During the year ended December 31, 2011 and 2010 the Company paid the noncontrolling interest holder $900 and $1,080, respectively, related to rental and service fees, and $58 was payable to the minority interest holder as of December 31, 2011, related to service fees. In addition during the years ended December 31, 2011 and 2010, the Company made distributions of $2,391 and $783, respectively, to the noncontrolling interest holder.

Monitoring and Oversight Agreement

On February 11, 2010, under the terms and conditions of the Recapitalization Agreement (see Note 2), a monitoring and oversight agreement between the Company and an affiliate of HMTF was terminated in consideration for the payment by the Company of a cash termination fee of $4,441. The consolidated statements of operations include expense related to the monitoring and oversight agreement of $4,441 and $1,159 for the years ended December 31, 2010 and 2009, respectively. The Company made cash payments of $5,600 and $1,500 to HM Co. related to these expenses during the years ended December 31, 2010 and 2009, respectively.

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

20. Summary of Interim Financial Information (unaudited)

Quarterly financial data for the years ended December 31, 2011 and 2010 is presented below:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Quarter
	1st	2nd	3rd	4th	Year
2011:
Net sales	$238,710	$270,744	$278,818	$269,045	$1,057,317
Cost of goods sold	193,188	219,574	219,233	205,691	837,686
Selling, general and administrative	18,170	19,268	21,216	21,646	80,300
Depreciation and amortization	16,296	16,762	16,936	17,654	67,648
Restructuring and impairment	(134)	—	—	946	812

Operating income	11,190	15,140	21,433	23,108	70,871

Net income	3,778	3,568	7,385	15,553	30,284
Noncontrolling interest	312	385	524	570	1,791

Net income attributable to common stockholders	3,466	3,183	6,861	14,983	28,493

Basic earnings per share	$0.17	$0.16	$0.34	$0.75	$1.43

Diluted earnings per share	$0.17	$0.16	$0.34	$0.74	$1.42

Basic weighted average shares outstanding	19,980,153	19,980,153	19,980,792	19,982,961	19,981,022

Diluted weighted average shares outstanding	20,100,961	20,135,530	20,131,738	20,136,282	20,129,787

2010:
Net sales	$186,640	$239,411	$259,325	$243,874	$929,250
Cost of goods sold	146,139	182,954	198,117	191,500	718,710
Selling, general and administrative	18,695	20,591	20,536	17,636	77,458
Depreciation and amortization	13,000	14,887	14,873	15,322	58,082
Restructuring and impairment	6,309	2,415	26	(232)	8,518

Operating income	2,497	18,564	25,773	19,648	66,482

Net (loss) income	(11,943)	7,077	10,920	9,542	15,596
Noncontrolling interest	137	537	709	661	2,044
Accretion of Class B Senior Convertible preferred stock	1,053	—	—	—	1,053
Conversion of Class A Junior preferred stock	29,717	—	—	—	29,717
Conversion of Class B Senior Convertible preferred stock	105,021	—	—	—	105,021

Net (loss) income attributable to common stockholders	(147,871)	6,540	10,211	8,881	(122,239)

Basic (loss) earnings per share	$(12.57)	$0.33	$0.51	$0.44	$(6.81)

Diluted (loss) earnings per share	$(12.57)	$0.33	$0.51	$0.44	$(6.81)

Basic weighted average shares outstanding	11,762,239	19,979,015	19,979,015	19,979,992	17,953,233

Diluted weighted average shares outstanding	11,762,329	19,982,252	19,979,260	20,022,994	17,953,233

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Viasystems’ management, including Viasystems’ Chief Executive Officer and Chief Financial Officer, Viasystems has evaluated the effectiveness of Viasystems’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, Viasystems’ Chief Executive Officer and Chief Financial Officer

concluded that, as of December 31, 2011, such disclosure controls and procedures were effective in ensuring information required to be disclosed by Viasystems in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of December 31, 2011, under the supervision and with the participation of management, including Viasystems’ Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of Viasystems’ internal control over financial reporting based on the framework contained in the report titled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on that evaluation, management concluded that Viasystems’ internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved as of December 31, 2011.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report, which is included herein.

(d) Changes in Internal Control Over Financial Reporting

There were no changes in Viasystems’ internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Date: February 15, 2012	/s/ David M. Sindelar

David M. Sindelar
Chief Executive Officer

Date: February 15, 2012	/s/ Gerald G. Sax

Gerald G. Sax
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Viasystems Group, Inc.

We have audited Viasystems Group, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Viasystems Group, Inc. and subsidiaries’ as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 15, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 15, 2012

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the information to be contained in our 2012 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”). The 2012 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the information to be contained in the 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the information to be contained in the 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the information to be contained in the 2012 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the information to be contained in the 2012 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2. Financial Statement Schedules

None.

3. Exhibits

The information required by this item is included on the exhibit index that follows the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2012.

Viasystems Group, Inc.

/s/ David M. Sindelar	/s/ Gerald G. Sax
David M. Sindelar	Gerald G. Sax
Chief Executive Officer (Principal Executive Officer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Christopher R. Isaak
Christopher R. Isaak
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of February, 2012.

/s/ Christopher J. Steffen
Christopher J. Steffen	Chairman of the Board of Directors

/s/ Jack D. Furst
Jack D. Furst	Director

/s/ Edward Herring
Edward Herring	Director

/s/ Robert F. Cummings, Jr.
Robert F. Cummings, Jr.	Director

/s/ Peter Frank
Peter Frank	Director

/s/ Kirby Dyess
Kirby Dyess	Director

/s/ William McCormick
William McCormick	Director

/s/ Michael Burger
Michael Burger	Director

/s/ John Pruellage
John Pruellage	Director

/s/ David M. Sindelar
David M. Sindelar	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy L. Conlon
Timothy L. Conlon	President, Chief Operating Officer and Director

/s/ Gerald G. Sax
Gerald G. Sax	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Christopher R. Isaak
Christopher R. Isaak	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

The following exhibits are filed as part of this Form 10-K or incorporated by reference herein:

Exhibit No.	Exhibit Description

2.1 (4)	Agreement and Plan of Merger, dated as of October 6, 2009, among Viasystems Group, Inc., Maple Acquisition Corp., and Merix Corporation (included as Annex A to the proxy statement/prospectus).

3.1 (7)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.

3.2 (7)	Second Amended and Restated Bylaws of Viasystems Group, Inc.

4.1 (7)	Specimen Common Stock Certificate.

4.2 (5)	Indenture dated as of November 24, 2009, among Viasystems, Inc., the Guarantors party thereto and Wilmington Trust FSB, as Trustee.

4.3 (5)	Form of 12% Senior Secured Note (included as Exhibit A1 to the Indenture filed as Exhibit 4.2 hereto).

4.4 (8)	First Supplemental Indenture, dated as of February 22, 2010, by and among Merix Corporation, Merix Asia, Inc., Viasystems, Inc., the other guarantors as defined in the indenture dated as of November 24, 2009 providing for the issuance of Viasystems, Inc.’s 12.00% Senior Secured Notes due 2015, and Wilmington Trust FSB, as trustee under the Indenture.

4.5 (8)	Second Supplemental Indenture, dated as of February 22, 2010, by and among Viasystems Group, Inc., Viasystems, Inc., the other guarantors as defined in the indenture dated as of November 24, 2009 providing for the issuance of Viasystems, Inc.’s 12.00% Senior Secured Notes due 2015, and Wilmington Trust, FSB, as trustee under the Indenture.

4.6 (2)	Indenture dated May 16, 2006 between Merix Corporation and U.S. Bank National Association as trustee.

4.7 (2)	Form of 4% Convertible Senior Subordinated Note Due 2013 (included in Section 2.2 of the Indenture filed as Exhibit 4.6 hereto).

4.8 (7)	First Supplemental Indenture dated as of February 16, 2010 among Viasystems Group, Inc., Merix Corporation and U.S. Bank National Association, as trustee.

10.1 (1)*	Viasystems Group, Inc. 2003 Equity Incentive Plan.

10.2 (10)*	Viasystems Group, Inc. 2010 Equity Incentive Plan (included as Appendix A to Proxy Statement/Prospectus).

10.3 (11)*	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Award Agreement.

10.4 (11)*	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement.

10.5 (15)*	Viasystems Group, Inc. Non-Qualified Deferred Compensation Plan.

10.6 (16)*	Viasystems Group, Inc. Annual Incentive Compensation Plan.

10.7 (1)*	Amended and Restated Executive Employment Agreement, dated October 13, 2003, among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp., L.L.C., the other subsidiaries party thereto, and David M. Sindelar.

10.8 (1)*	Amended and Restated Executive Employment Agreement, dated January 31, 2003, among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp., L.L.C., and Timothy L. Conlon.

10.9 (12)*	Amended and Restated Executive Employment Agreement, dated as of August 15, 2005, by and among Viasystems Group, Inc., Viasystems, Inc., the other subsidiaries of Viasystems Group, Inc. set forth on the signature page thereto and Gerald G. Sax.

10.10 (13)*	Agreement, dated as of October 3, 2002, by and between Viasystems Technologies Corp., L.L.C. and Richard B. Kampf.

10.11 (13)*	Agreement, dated as of January 31, 2000, by and between Viasystems Group, Inc. and Brian Barber.

10.12 (4)	Recapitalization Agreement, dated as of October 6, 2009, by and among Viasystems Group, Inc., Hicks, Muse, Tate & Furst Equity Fund III, LP and certain of its affiliates, GSC Recovery II, L.P. and certain of its affiliates, and TCW Shared Opportunities Fund III, L.P.

Exhibit No.	Exhibit Description

10.13 (4)	Note Exchange Agreement, dated as of October 6, 2009, by and among Viasystems Group, Inc., Maple Acquisition Corp., and the entities listed on Schedule I attached thereto.

10.14 (7)	Stockholder Agreement, dated as of February 11, 2010, by and between Viasystems Group, Inc. and VG Holdings, LLC.

10.15 (5)	Collateral Trust Agreement, dated as of November 24, 2009, among Viasystems, Inc., the guarantors named therein, Wilmington Trust FSB, as trustee and collateral trustee, and the other party lien representatives from time to time party thereto.

10.16 (8)	Loan and Security Agreement, dated as of February 16, 2010, by and among Viasystems Technologies Corp., L.L.C. and Merix Corporation, as borrowers, and Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as guarantors, the lenders and issuing bank from time to time party thereto, Wachovia Capital Finance Corporation (New England), as administrative agent, and Wells Fargo Capital Finance, LLC, as sole lead arranger, manager and bookrunner.

10.17 (9)	Amendment No. 1 to Loan and Security Agreement, dated as of March 24, 2010, by and among Viasystems Technologies Corp., L.L.C. and Merix Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wachovia Capital Finance Corporation (New England), as Agent and Lender.

10.18 (15)	Amendment No. 2 to Loan and Security Agreement and Waiver, dated as of August 2, 2011, but effective as of June 30, 2011, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.19 (16)	Amendment No. 3 to Loan and Security Agreement and Waiver, dated as of December 8, 2011, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.20 (9)	English translation of the Zhongshan 2010 Credit Facility Contract, dated as of March 26, 2010, by and between Kalex Multi-Layer Circuit Board (Zhongshan) Limited, as Borrower, and China Construction Bank Zhongshan Branch, as Lender.

10.21 (14)	English translation of the renewal of the Zhongshan 2010 Credit Facility Contract, dated as of March 25, 2011, by and between Kalex Multi-Layer Circuit Board (Zhongshan) Limited, as Borrower, and China Construction Bank Zhongshan Branch, as Lender and Amendment No. 1 thereto, dated as of March 28, 2011.

10.22 (3)	English translation of the Huiyang 2009 Foreign Exchange Loan, dated June 26, 2009, by and between Merix Printed Circuits Technology Limited and Industrial and Commercial Bank of China, Limited.

10.23 (3)	English translation of the Maximum Amount Mortgage Agreement, dated June 26, 2009, by and between Merix Printed Circuits Technology Limited and Industrial and Commercial Bank of China, Limited.

10.24 (6)	English translation of the Lease Agreement on Tong Fu Kang Plant Building (Building A, Shenzhen), dated as of October 26, 2006, by and between Shenzhen Tong Fu Kang Industry Development Co., Ltd and Viasystems Chang Yuan EMS (Shenzhen) Co., Ltd (now known as Viasystems EMS (Shenzhen) Co., Ltd).

10.25 (16)	English translation of the Lease Agreement on Tong Fu Kang Plant Building (Building A, Shenzhen), dated as of May 25, 2011, by and between Shenzhen Tong Fu Kang Industry Development Co., Ltd and Viasystems EMS (Shenzhen) Co., Ltd.

10.26 (6)	English translation of the Lease Agreement on Tong Fu Kang Plant Building (Building D, Shenzhen), dated as of May 6, 2003, by and between Shenzhen Tong Fu Kang Industry Development Co., Ltd and Viasystems Chang Yuan EMS (Shenzhen) Co., Ltd (now known as Viasystems EMS (Shenzhen) Co., Ltd).

10.27 (6)	English translation of the Lease Agreement, dated as of October 18, 2008, by and between Qingdao Jijia Electronics Co., Ltd and Qingdao Viasystems Telecommunications Technologies Co., Ltd.

10.28 (16)	English translation of the Lease Agreement, effective as of January 1, 2012, by and between Qingdao Jijia Electronics Co., Ltd and Qingdao Viasystems Telecommunications Technologies Co., Ltd.

10.29 (6)	Industrial Lease, dated as of April 16, 2008, by and between Verde 9580 Joe Rodriquez LP and Viasystems Technologies Corp., L.L.C.

Exhibit No.	Exhibit Description

10.30 (6)	First Amendment to Industrial Lease, dated as of December 8, 2008, by and between Verde 9580 Joe Rodriquez LP and Viasystems Technologies Corp., L.L.C.

10.31 (16)	Temporary Occupancy Agreement, dated as of June 1, 2011, by and between Verde 9580 Joe Rodriquez LP and Viasystems Technologies Corp., L.L.C.

10.32 (6)	English translation of the Lease Agreement, dated as of September 1, 2002, by and among Parque Industrial Internacional Mexicano, S.A. de C.V. and Electrocomponentes de Mexico, S.A. de C.V.

10.33 (6)	Amendment Agreement to the Lease Agreement, dated as of June 25, 2004, by and among Parque Industrial Internacional Mexicano, S.A. de C.V., Electrocomponentes de Mexico, S.A. de C.V. and Viasystems, Inc.

10.34 (6)	Second Amendment to the Lease Agreement, dated as of October 15, 2007, by and among Banco J.P. Morgan, Sociedad Anónima, Institución de Banca Múltiple, J.P. Morgan Grupo Financiero, División Fiduciaria, International Manufacturing Solutions Operaciones, S. de R.L. de C.V. and Viasystems, Inc.

10.35 (6)	Third Amendment to the Lease Agreement, dated as of August 26, 2009, by and among The Bank of New York Mellon, S.A., Institución de Banca Múltiple (Final Successor of Banco J.P. Morgan, Sociedad Anónima, Institución de Banca Múltiple, J.P. Morgan Grupo Financiero, División Fiduciaria), International Manufacturing Solutions Operaciones, S. de R.L. de C.V. and Viasystems, Inc.

10.36 (16)	Fourth Amendment to the Lease Agreement, dated as of April 20, 2010, by and among The Bank of New York Mellon, S.A., Institución de Banca Múltiple (Final Successor of Banco J.P. Morgan, Sociedad Anónima, Institución de Banca Múltiple, J.P. Morgan Grupo Financiero, División Fiduciaria), International Manufacturing Solutions Operaciones, S. de R.L. de C.V. and Viasystems, Inc.

10.37 (16)	Fifth Amendment to the Lease Agreement, dated as of November 1, 2010, by and among The Bank of New York Mellon, S.A., Institución de Banca Múltiple (Final Successor of Banco J.P. Morgan, Sociedad Anónima, Institución de Banca Múltiple, J.P. Morgan Grupo Financiero, División Fiduciaria), International Manufacturing Solutions Operaciones, S. de R.L. de C.V. and Viasystems, Inc.

10.38 (16)	Sixth Amendment to the Lease Agreement, dated as of September 9, 2011, by and among The Bank of New York Mellon, S.A., Institución de Banca Múltiple (Final Successor of Banco J.P. Morgan, Sociedad Anónima, Institución de Banca Múltiple, J.P. Morgan Grupo Financiero, División Fiduciaria), International Manufacturing Solutions Operaciones, S. de R.L. de C.V. and Viasystems, Inc.

10.39 (15)	Industrial Lease Agreement, dated as of June 20, 2011, by and among Verde Libramiento Aeropuerto, LLC and International Manufacturing Solutions Operaciones, S. de R.L. de C.V.

10.40 (11)	English translation of the Lease Agreement on Gutangao Factory Premises and Dormitories, dated as of January 1, 2008, by and between Desai (Huizhou) Group Company Limited and Merix Printed Circuits (Huizhou) Company Limited.

10.41 (12)	English translation of the Lease Supplement, effective January 1, 2011, to the Lease Agreement on Gutangao Factory Premises and Dormitories, dated as of January 1, 2008, by and between Desai (Huizhou) Group Company Limited and Merix Printed Circuits (Huizhou) Company Limited.

10.42 (11)	Lease Agreement, dated as of July 1, 1987, by and between B.S. Enterprises and Data Circuit Systems, Inc., as amended by the Lease Amendments, dated as of June 23, 2000 and July 1, 2007, concerning 335 Turtle Creek Court.

10.43 (11)	Lease Agreement, dated as of September 20, 2005, by and between KML Fremont Investors LLC and Merix San Jose, Inc., concerning 340 Turtle Creek Court.

10.44 (12)	Lease Amendment, dated as of October 1, 2010, to the Lease Agreement, dated as of September 20, 2005, by and between KML Fremont Investors LLC and Merix San Jose, Inc., concerning 340 Turtle Creek Court.

10.45 (11)	Lease Agreement, dated as of January 1, 2010, by and between Gail H. Ducote, Robert D. Ducote and Merix Corporation, concerning 355 Turtle Creek Court.

21.1 (16)	Subsidiaries of Viasystems Group, Inc.

23.1 (16)	Consent of Ernst & Young LLP.

Exhibit No.	Exhibit Description

31.1 (16)	Certification of the Principal Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2 (16)	Principal Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1 (16)	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101 (17)	The following materials from Viasystems Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 (ii) Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Registration Statement No. 333-113664 on Form S-1/A of Viasystems Group, Inc. filed on April 28, 2004.

(2)	Incorporated by reference to the Form 8-K of Merix Corporation filed on May 16, 2006.

(3)	Incorporated by reference to the Form 8-K of Merix Corporation filed on June 30, 2009.

(4)	Incorporated by reference to the Registration Statement No. 333-163040 on Form S-4 of Viasystems Group, Inc. filed on November 12, 2009.

(5)	Incorporated by reference to the Form 8-K of Viasystems, Inc. filed on December 2, 2009.

(6)	Incorporated by reference to Registration Statement No. 333-163040 on Form S-4/A of Viasystems Group, Inc. filed on December 17, 2009.

(7)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.

(8)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on February 22, 2010.

(9)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on March 30, 2010.

(10)	Incorporated by reference to the Proxy Statement of Viasystems Group, Inc. filed on April 30, 2010.

(11)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems Group, Inc. filed on May 17, 2010.

(12)	Incorporated by reference to the Annual Report on Form 10-K of Viasystems Group, Inc. filed on February 9, 2011.

(13)	Incorporated by reference to Registration Statement No. 333-172657 on Form S-3 of Viasystems Group, Inc. filed on March 7, 2011.

(14)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems Group, Inc. filed on May 3, 2011.

(15)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems Group, Inc. filed on August 10, 2011.

(16)	Filed herewith.

(17)

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

*	Indicates management contract or compensatory plan or arrangement.