Form 10-Q
period 2012-03-31
VIASYSTEMS GROUP INC
filed 2012-05-09
CIK 1101169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2012, there were 20,561,352 shares of Viasystems Group, Inc.’s Common Stock outstanding.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March, 31 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,846	$71,281
Accounts receivable, net	184,738	196,065
Inventories	112,962	116,457
Prepaid expenses and other	42,877	34,280

Total current assets	398,423	418,083
Property, plant and equipment, net	312,288	307,290
Goodwill	97,589	97,589
Intangible assets, net	7,019	7,404
Deferred financing costs, net	5,359	5,592
Other assets	3,248	3,291

Total assets	$823,926	$839,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,054	$10,054
Accounts payable	186,674	195,908
Accrued and other liabilities	71,160	75,388

Total current liabilities	267,888	281,350
Long-term debt, less current maturities	217,116	216,716
Other non-current liabilities	47,475	48,111

Total liabilities	532,479	546,177
Stockholders’ equity:
Common stock, $0.01 per share par value, 100,000,000 shares authorized; 20,561,352 and 20,390,009 shares issued and outstanding	206	204
Paid-in capital	2,386,429	2,383,910
Accumulated deficit	(2,107,404)	(2,102,762)
Accumulated other comprehensive income	9,046	8,055

Total Viasystems stockholders’ equity	288,277	289,407
Noncontrolling interest	3,170	3,665

Total stockholders’ equity	291,447	293,072

Total liabilities and stockholders’ equity	$823,926	$839,249

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$262,089	$238,710
Operating expenses:
Cost of goods sold, exclusive of items shown separately	211,057	193,188
Selling, general and administrative	21,492	18,170
Depreciation	17,006	15,860
Amortization	388	436
Restructuring and impairment	6,987	(134)

Operating income	5,159	11,190
Other expense:
Interest expense, net	7,352	7,208
Amortization of deferred financing costs	504	504
Other, net	224	289

(Loss) income before income taxes	(2,921)	3,189
Income taxes	2,216	(589)

Net (loss) income	$(5,137)	$3,778

Less:
Net (loss) income attributable to noncontrolling interest	$(495)	$312

Net (loss) income attributable to common stockholders	$(4,642)	$3,466

Basic (loss) earnings per share	$(0.23)	$0.17

Diluted (loss) earnings per share	$(0.23)	$0.17

Basic weighted average shares outstanding	19,984,414	19,980,153

Diluted weighted average shares outstanding	19,984,414	20,100,961

Comprehensive (loss) income:
Net (loss) income	$(5,137)	$3,778
Change in fair value of derivatives, net of tax	991	751

Comprehensive (loss) income	(4,146)	4,529
Less:
Comprehensive (loss) income attributable to noncontrolling interests	(495)	312

Comprehensive (loss) income attributable to common stockholders	$(3,651)	$4,217

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(5,137)	$3,778
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,394	16,296
Non-cash stock compensation expense	2,521	1,565
Amortization of deferred financing costs	504	504
Amortization of original issue discount on 2015 Notes	399	399
Loss on disposition of assets, net	311	41
Non-cash impact of exchange rate changes	34	126
Deferred income taxes	(1,322)	457
Change in assets and liabilities:
Accounts receivable	11,327	(3,963)
Inventories	3,495	(9,350)
Prepaid expenses and other	(5,910)	(3,283)
Accounts payable	(9,234)	18,551
Accrued and other liabilities	(4,120)	(24,174)

Net cash provided by operating activities	10,262	947

Cash flows from investing activities:
Capital expenditures	(22,366)	(24,028)
Deposit for acquisition of remaining interest in Huizhou, China facility	(1,111)	—
Proceeds from disposals of property	51	43

Net cash used in investing activities	(23,426)	(23,985)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	10,000	10,000
Repayments of borrowings under credit facilities	(10,000)	(10,000)
Financing and other fees	(271)	—
Repayment of capital lease obligation	—	(76)
Distribution to noncontrolling interest	—	(71)

Net cash used in financing activities	(271)	(147)

Net change in cash and cash equivalents	(13,435)	(23,185)
Cash and cash equivalents, beginning of the period	71,281	103,599

Cash and cash equivalents, end of the period	$57,846	$80,414

Supplemental cash flow information:
Interest paid	$13,436	$13,376

Income taxes paid, net	$5,584	$2,817

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(Unaudited)

1.	Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. and its subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

Nature of Business

Viasystems is a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“E-M Solutions”). The Company’s products are used in a wide range of applications, including for example, automotive engine controls and safety systems, data networking equipment, telecommunications switching equipment, complex medical and technical instruments, and flight control systems.

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

Commitments and Contingencies

The Company is a party to contracts with third party consultants, independent contractors and other service providers in which the Company has agreed to indemnify such parties against certain liabilities in connection with their performance. Based on historical experience and the likelihood that such parties will ever make a claim against the Company, in the opinion of the Company’s management, the ultimate liabilities resulting from such indemnification obligations will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company is a party to contracts and agreements with other third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At March 31, 2012 and December 31, 2011, other non-current liabilities include $12,750 and $12,803, respectively, of accruals for potential claims in connection with such indemnities.

Viasystems’ certificate of incorporation provides that none of the directors and officers of the Company bear the risk of personal liability for monetary damages for breach of fiduciary duty as a director or officer except in cases where the action involves a breach of the duty of loyalty, acts not in good faith or involving intentional misconduct or knowing violation of law, the unlawful payment of dividends or repurchasing of capital stock, or transactions from which the director or officer derived improper personal benefits.

The Company is subject to various lawsuits and claims with respect to such matters as product liability, product development and other actions arising in the normal course of business. In the opinion of the Company’s management, the ultimate liabilities resulting from such lawsuits and claims will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

Earnings or Loss Per Share

The Company computes basic earnings per share by dividing its net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, to the extent they are dilutive, common equivalents shares (consisting primarily of employee stock options, convertible debt and unvested restricted stock awards). The potentially dilutive impact of the Company’s share-based compensation is determined using the treasury stock method.

The components used in the computation of basic and diluted earnings per share attributable to common stockholders were as follows:

	Three Months Ended March 31,
	2012	2011
Net (loss) income attributable to common stockholders	$(4,642)	$3,466

Weighted average shares - basic	19,984,414	19,980,153
Dilutive effect of stock options	—	3,257
Dilutive effect of restricted stock awards	—	117,551

Weighted average shares – diluted	19,984,414	20,100,961

Basic (loss) earnings per share	$(0.23)	$0.17

Diluted (loss) earnings per share	$(0.23)	$0.17

For the three months ended March 31, 2012, the calculation of diluted weighted average shares outstanding excludes i) the effect of options to purchase 1,945,057 shares of common stock, 2) unvested restricted stock awards and 3) long-term debt convertible into 6,593 shares of common stock, because their inclusion would be antidilutive. In addition, the effect of performance share units representing a maximum of 278,686 shares of common stock were excluded from the calculation of diluted weighted average shares outstanding because the related performance measures were not attainable during the period. For the three months ended March 31, 2011, the calculation of diluted weighted average shares outstanding excludes the effect of options to purchase 1,678,424 shares of common stock and long-term debt convertible into 6,593 shares of common stock because their inclusion would be antidilutive.

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

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach (see Note 6). As quoted prices in active markets are not available for identical contracts, Level 2 inputs are used to determine fair value. These inputs include quotes for similar but not identical derivative contracts and market interest rates that are corroborated with publicly available market information. When applicable, all such contracts covered by master netting agreements are reported net, with gross positive fair values netted with gross negative fair values by counterparty.

In addition to cash flow hedges, the Company’s financial instruments consist of cash equivalents, accounts receivable, long-term debt, and other long-term obligations. For cash equivalents, accounts receivable and other long-term obligations, the carrying amounts approximate fair value. The estimated fair market values of the Company’s debt instruments and cash flow hedges as of March 31, 2012, and December 31, 2011, are as follows:

	March 31, 2012
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$237,600	$215,546	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges – deferred gain (contracts)	1,901	1,901	Prepaid expenses and other
Cash flow hedges – deferred loss (contracts)	—	—
Huiyang 2009 Credit Facility	—	—

	December 31, 2011
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2015	$237,050	$215,147	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges – deferred gain contracts	1,742	1,742	Prepaid expenses and other
Cash flow hedges – deferred loss contracts	(779)	(779)	Accrued and other liabilities
Huiyang 2009 Credit Facility	—	—

The Company determined the fair value of the Senior Secured Notes due 2015 using Level 1 inputs - quoted market prices for the notes. The Company determined the fair value of the Zhongshan 2010 credit facility (see Note 4) and the Senior Subordinated Convertible Notes due 2013 using Level 2 inputs. As the balance owed on the Zhongshan 2010 Credit Facility bears interest at a variable rate, the carrying value of this debt instrument approximates its fair value. The Company estimated the fair value of the Senior Subordinated Convertible Notes due 2013 to be their par value based upon their most recent trading activity.

Noncontrolling Interest

The Company owns a majority interest in its manufacturing facilities in Huiyang and Huizhou, China, and a noncontrolling interest holder owns 5% and 15% of these facilities, respectively. The noncontrolling interest is reported as a component of equity, and the net income attributable to the noncontrolling interest is reported as a reduction from net income to arrive at net income attributable to the Company’s common stockholders. The Company leases the manufacturing facilities in Huiyang and Huizhou, China and purchases consulting and other services from the noncontrolling interest holder. During the three months ended March 31, 2012 and 2011, the Company paid the noncontrolling interest holder $214 and $216, respectively, related to rental and service fees.

The area where the Huizhou, China facility is located is being redeveloped away from industrial use, and the Company will be required to close the facility in advance of the December 31, 2012 expiration date of the facility’s lease. In January 2012, the Company reached an agreement by which it will purchase the non-controlling interest holder’s 15% interest in the Company’s subsidiary that operates the facility in Huizhou, China for approximately $10,000, subject to regulatory approvals, and the Company paid a $1,111 deposit towards the purchase. This purchase is expected to be completed during the second quarter of 2012.

A reconciliation of noncontrolling interest for the three months ended March 31, 2012 and 2011, is as follows:

	2012	2011
Balance, beginning of year	$3,665	$4,265
Net (loss) income attributable to noncontrolling interest	(495)	312
Distributions to noncontrolling interest holder	—	(71)

Balance, March 31,	$3,170	$4,506

Recently Issued and Adopted Accounting Pronouncements

As of January 1, 2012, the Company adopted an accounting standard which changes the way other comprehensive income is presented in its financial statements and elected to begin reporting other comprehensive income in a continuous consolidated statement of operations and comprehensive income. In December 2011, the Financial Accounting Standards Board deferred the date by which certain other aspects of the new standard must be implemented. The adoption of this standard had no effect on the Company’s financial condition or results of operations.

2.	Inventories

The composition of inventories is as follows:

	March 31, 2012	December 31, 2011
Raw materials	$40,328	$39,244
Work in process	26,011	26,722
Finished goods	46,623	50,491

Total	$112,962	$116,457

Inventories are stated at the lower of cost (valued using the first-in, first-out method) or market.

3.	Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	March 31, 2012	December 31, 2011
Land and buildings	$87,966	$87,966
Machinery, equipment and systems	619,053	609,006
Leasehold improvements	68,848	66,491
Construction in progress	16,626	11,509

	792,493	774,972
Less: Accumulated depreciation	(480,205)	(467,682)

Total	$312,288	$307,290

4.	Credit Facilities and Long-term Debt

The composition of long-term debt is as follows:

	March 31, 2012	December 31, 2011
Senior Secured Notes due 2015	$215,546	$215,147
Senior Secured 2010 Credit Facility	—	—
Zhongshan 2010 Credit Facility	10,000	10,000
Senior Subordinated Convertible Notes due 2013	895	895
Huiyang 2009 Credit Facility	—	—
Capital leases	729	728

	227,170	226,770
Less: Current maturities	(10,054)	(10,054)

	$217,116	$216,716

As of March 31, 2012, $10,000 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $433, and approximately $86,319 of the credit facilities were unused and available.

Senior Secured Notes due 2015

The Company’s $220,000 12% Senior Secured Notes due 2015 (the “2015 Notes”) were issued at an original issue discount (“OID”) of 96.269%. The OID was recorded on the Company’s balance sheet as a reduction of the liability for the 2015 Notes, and is being amortized to interest expense over the life of the 2015 Notes. As of March 31, 2012, the unamortized OID was $4,454. On April 30, 2012, the Company issued $550,000 in aggregate principal of 7.875% Notes due 2019 (see Note 10), and announced it will redeem all outstanding 2015 Notes as of May 30, 2012.

Senior Secured 2010 Credit Facility

The Company’s senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility”) provides a secured revolving credit facility in an aggregate principal amount of up to $75,000 with an initial maturity of four years. As of March 31, 2012, the Senior Secured 2010 Credit Facility was undrawn, the Company had issued letters of credit of $433 under the facility and approximately $50,882 was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

The Company’s unsecured revolving credit facility between its Kalex Multi-layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary and China Construction Bank, Zhongshan Branch (the “Zhongshan 2010 Credit Facility”), provides for borrowing denominated in Renminbi (“RMB”) and foreign currency including the U.S. dollar. As of March 31, 2012, $10,000 in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of LIBOR plus 4.6%, and approximately $29,718 of the facility was unused and available.

Huiyang 2009 Credit Facility

The Company’s secured revolving credit facility between its Merix Printed Circuits Technology Limited (Huiyang) subsidiary and Industrial and Commercial Bank of China, Limited (“ICBC”) (the “Huiyang 2009 Credit Facility”) provides for borrowings denominated in RMB and foreign currencies, including the U.S. dollar. As of March 31, 2012, the Huiyang 2009 Credit Facility was undrawn, and $5,719 of the facility was unused and available.

Senior Subordinated Convertible Notes due 2013

The Company’s 4.0% senior subordinated convertible debt obligations due 2013 (the “2013 Notes”) are convertible at the option of the holder into shares of the Company’s common stock at a ratio of 7.367 shares per $1,000 principal amount, subject to certain adjustments, which is equivalent to a conversion price of $135.74 per share. The 2013 Notes are general unsecured obligations of the Company and are subordinate in right of payment to all the Company’s existing and future senior debt. As of March 31, 2012, $895 aggregate principal amount of the 2013 Notes was outstanding.

5.	Restructuring and Impairment

The reserve for restructuring activities at March 31, 2012, includes accruals for liabilities incurred as part of i) restructuring activities initiated during the first quarter of 2012 to consolidate the Company’s PCB manufacturing operations in Huizhou, China into the Company’s other PCB manufacturing facilities in China and to consolidate the Company’s E-M Solutions manufacturing operations in Qingdao, China into the Company’s other E-M Solutions manufacturing operations in China (the “2012 Restructuring”) and ii) plant shutdowns and downsizings which occurred in 2001 through 2005 as a result of the economic downturn that began in 2000 (the “2001 Restructuring”). As of March 31, 2012, the reserve for restructuring and impairment charges includes $6,970 and $1,068, related to the 2012 Restructuring and the 2001 Restructuring, respectively.

The following tables summarize changes in the reserve for restructuring charges for the three months ended March 31, 2012 and 2011:

		Three Months Ended March 31, 2012
	Reserve 12/31/11	Charges	Cash Payments	Adjustments		Reserve 3/31/12
Restructuring Activities:
Personnel and severance	$190	$6,975	$(2)	$—		$7,163
Lease and other contractual commitments	952	12	(103)	14	(a)	875

Total restructuring charges	$1,142	$6,987	$(105)	$14		$8,038

		Three Months Ended March 31, 2011
	Reserve 12/31/10	Charges	Cash Payments	Adjustments		Reserve 3/31/11
Restructuring Activities:
Personnel and severance	$445	$(134)	$(73)	$—		$238
Lease and other contractual commitments	1,277	—	(300)	8	(a)	985

Total restructuring charges	$1,722	$(134)	$(373)	$8		$1,223

(a)	Represents $14 and $8 of accretion of interest on discounted restructuring liabilities for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012, the Company recognized $6,430 of restructuring charges in its Printed Circuit Boards segment related to the announced closure of its Huizhou facility and $557 of restructuring charges in its Assembly segment related to the announced closure of its Qingdao facility. The Huizhou facility is expected to cease operations during the fourth quarter of 2012, and the Company expects that the total related restructuring charges will be in the range of $12,000 to $14,000, of which approximately $7,000 will relate to personnel and severance and $5,000 to $7,000 will relate to leases and other costs. The Qingdao facility is expected to cease operations during the second quarter of 2012, and the Company expects that the total related restructuring charges will be approximately $700, of which $600 will relate to personnel and severance and $100 will relate to other costs.

During the three months ended March 31, 2011, the Company reversed $134 of restructuring charges in its Printed Circuit Boards segment related to excess severance costs which had been accrued in connection with its 2010 acquisition of Merix Corporation.

6.	Derivative Financial Instruments and Cash Flow Hedging Strategy

The Company uses foreign exchange forward contracts and cross-currency swaps that are designated and qualify as cash flow hedges to manage certain of its foreign exchange rate risks. The Company’s objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. The Company’s foreign currency exposure arises from the transacting of business in a currency other than the U.S. dollar, primarily the RMB.

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

The Company recognizes all such derivative contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value (see Note 1) through adjustments to other comprehensive income, current earnings, or both, as appropriate. Accumulated other comprehensive income as of March 31, 2012, and December 31, 2011, included deferred gains of $1,518 (net of taxes of $383) and $527 (net of taxes of $435), respectively.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of open derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs (see Note 1). As of March 31, 2012, and December 31, 2011, all of the Company’s derivative contracts were in the form of Chinese RMB foreign exchange forward contracts and cross-currency swaps which were designated and qualified as cash flow hedging instruments. The following table summarizes the Company’s outstanding derivative contracts:

	March 31, 2012	December 31, 2011
Notional amount, in thousands of Chinese RMB	1,737,954	2,303,640
Weighted average remaining maturity, in months	4.9	6.4
Weighted average exchange rate to one U.S. Dollar	6.34	6.35

The realized gain or loss upon the settlement of foreign exchange forward contracts is recorded in cost of goods sold at the time of settlement. For the three months ended March 31, 2012 and 2011, gains of $850 and losses of $70, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts.

7.	Stock-based Compensation

Stock compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2012	2011
Cost of goods sold	$160	$130
Selling, general and administrative	2,361	1,435

	$2,521	$1,565

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2012 and 2011:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of the year	1,676,812	$35.99	1,194,640	$43.13
Granted	294,962	18.42	516,784	20.38
Exercised	—	—	—	—
Forfeited	(26,717)	86.27	(21,836)	26.14

Outstanding at March 31,	1,945,057	32.64	1,689,588	36.39

Options exercisable at March 31,	1,022,641	$43.87	197,710	$150.99

The weighted average fair value of options granted during the three month periods ended March 31, 2012 and 2011 was $9.12 and $10.19, respectively, estimated on the date of the grants using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011
Expected life of options	4.3 years	4.3 years
Risk free interest rate	0.82% - 0.85%	2.39%
Expected volatility of stock	62.61% - 62.75%	60.72%
Expected dividend yield	None	None

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

The following table summarizes information regarding outstanding stock options as of March 31, 2012:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$14.42 to $18.94	326,962	6.7 years	$18.03	18,665	$14.42
$20.38 to $21.04	512,784	5.9 years	$20.41	204,892	$20.38
$21.88 to $24.00	927,673	5.0 years	$21.89	621,446	$21.88
$150.99	177,638	2.0 years	$150.99	177,638	$150.99

	1,945,057	5.3 years	$32.64	1,022,641	$43.87

Restricted Stock Awards

The following table summarizes restricted stock activity for the three months ended March 31, 2012 and 2011:

	2012		2011
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested at beginning of year	405,595	$18.05	257,932	$16.60
Granted	171,343	18.42	154,519	20.41
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested at March 31,	576,938	$18.16	412,451	$18.03

Performance Share Units

Performance share units are expensed ratably over the requisite service period, based on the probability of achieving the performance objectives, with changes in expectations recognized as an adjustment to earnings in the period of the change.

During the three months ended March 31, 2012, the Company awarded 139,343 performance share units. The performance objectives for these awards are based on the achievement of targeted levels of Adjusted EBITDA and return on invested capital, as measured over a period of three to five years. The performance share units vest only if the performance objectives of the awards are achieved, and vested shares may range from zero to 200% of the original grant, depending upon the Company’s actual results as compared with the performance objectives.

The following table summarizes performance share unit activity for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested, beginning of year	—	$—
Granted	139,343	18.42
Vested	—	—
Forfeited	—	—

Nonvested, at March 31, 2012	139,343	$18.42

No performance share units were granted in 2011.

8.	Income Taxes

The Company’s income tax provision relates to i) taxes provided on its pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax related contingencies such as uncertain tax positions. For the three months ended March 31, 2012, the Company’s tax provision includes net expense of $2,746 related to pre-tax earnings of our profitable operations which, in part, reflects the Company’s inability to benefit certain restructuring charges associated with the closure of its facilities in Huizhou and Qingdao, China. The tax provision for the three months ended March 31, 2012 includes net benefit of $530 related to other tax matters, including a reversal of $1,233 of uncertain tax positions due to lapsing of the applicable statute of limitations. For the three months ended March 31, 2011, the Company’s tax provision includes net expense of $3,880 related to pre-tax earnings and a net benefit of $4,469 related to other tax matters, including a reversal of $5,260 of uncertain tax positions due to lapsing of the applicable statute of limitations.

9.	Business Segment Information

The Company operates in two segments: (i) Printed Circuit Boards and (ii) Assembly. The Printed Circuit Boards segment consists of printed circuit board manufacturing facilities located in the United States and China. These facilities manufacture double-sided and multi-layer printed circuit boards and backpanels. The Assembly segment consists of assembly operations including backpanel assembly, printed circuit board assembly, cable assembly, custom enclosure fabrication, and full system assembly and testing. The assembly operations are conducted in manufacturing facilities in China and Mexico. Assets and liabilities of the Company’s corporate headquarters, along with those of its closed printed circuit board and assembly operations, have not been allocated and remain in “Other” for purpose of segment disclosures. Operating expenses of the Company’s corporate headquarters are allocated to each segment based on a number of factors, including relative sales contributions. Expenses related to acquisitions and equity registrations are reported in “Other” for purpose of segment disclosures.

Total assets by segment are as follows:

	March 31, 2012	December 31, 2011
Total assets:
Printed Circuit Boards	$684,736	$688,616
Assembly	105,372	105,668
Other	33,818	44,965

Total assets	$823,926	$839,249

Net sales and operating income by segment, together with a reconciliation to (loss) income before income taxes, are as follows:

	Three Months Ended March 31,
	2012	2011
Net sales to external customers:
Printed Circuit Boards	$213,071	$192,723
Assembly	49,018	45,987

Total	$262,089	$238,710

Intersegment sales:
Printed Circuit Boards	$1,877	$3,502
Assembly	—	—

Total	$1,877	$3,502
Operating income:
Printed Circuit Boards	$7,015	$10,048
Assembly	(844)	1,464
Other	(1,012)	(322)

Total	5,159	11,190
Interest expense, net	7,352	7,208
Amortization of deferred financing cost	504	504
Other, net	224	289

(Loss) income before income taxes	$(2,921)	$3,189

10.	Subsequent Events

The DDi Acquisition

On April 3, 2012, the Company entered into a merger agreement with DDi Corp. (“DDi”) pursuant to which DDi will become an indirect wholly owned subsidiary of the Company (the “DDi Acquisition”). DDi is a leading provider of time-critical, technologically advanced PCB engineering and manufacturing services with operations in the United States and Canada. Under the terms of the merger agreement, the Company will pay thirteen dollars in cash for each outstanding share of DDi common stock, or aggregate consideration of approximately $282,000. The merger is expected to close during the second quarter of 2012, subject to approval by the stockholders of DDi, regulatory approvals and customary closing conditions. During the three months ended March 31, 2012, in connection with the DDi Acquisition, the Company incurred $1,012 of professional fees and other costs which were recorded in selling, general and administrative expense.

Issuance of Senior Secured Notes due 2019 and Redemption of Senior Secured Notes due 2015

On April 30, 2012, the Company’s wholly owned subsidiary, Viasystems Inc., issued $550,000 in aggregate principal amount of 7.875% senior secure notes due 2019 (the “2019 Notes”). The net proceeds of the offering will be used to fund the DDi Acquisition and to redeem the Company’s $220,000 aggregate principal amount of the 2015 Notes. In the event that the DDi Acquisition does not close, the Company will be required to redeem $300,000 aggregate principal amount of the 2019 Notes.

On April 30, 2012, the Company announced it will redeem all of its outstanding 2015 Notes as of May 30, 2012, and will pay par value, plus accrued interest and a call premium of approximately 7.5% pursuant to the terms of the indenture governing the 2015 Notes. In connection with the redemption of the 2015 Notes, the Company will incur a loss on the early extinguishment of debt of approximately $25,000, which will include a call premium of $16,500, the write-off of unamortized original issue discount of $4,188, the non-cash write-off of unamortized deferred financing fees of $3,751 and professional and other related fees and costs.

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

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, global economic conditions, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our substantial indebtedness and our ability to comply with the terms thereof, being controlled by VG Holdings, LLC (“VG Holdings”) and our ability to successfully integrate any acquired businesses. Please refer to the “Risk Factors” section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2011, for additional factors that could materially affect our financial performance.

Recent Developments

The DDi Acquisition

On April 3, 2012, we entered into a merger agreement with DDi Corp. (“DDi”) pursuant to which DDi will become our indirect wholly owned subsidiary (the “DDi Acquisition”). DDi is a leading provider of time-critical, technologically advanced PCB engineering and manufacturing services with operations in the United States and Canada. Under the terms of the merger agreement, we will pay thirteen dollars in cash for each outstanding share of DDi common stock, or aggregate consideration of approximately $282 million. The merger is expected to close during the second quarter of 2012, subject to approval by the stockholders of DDi, regulatory approvals and customary closing conditions.

Company Overview

We are a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“E-M Solutions”). PCBs serve as the “electronic backbone” of almost all electronic equipment, and our E-M Solutions products and services integrate PCBs and other components into finished or semi-finished electronic equipment, which include custom and standard metal enclosures, metal cabinets, metal racks and sub-racks, backplanes, cable assemblies and busbars. The components we manufacture include, or can be found in, a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, entertainment and anti-lock braking systems, telecommunications switching equipment, data networking equipment, computer storage equipment, wind and solar energy applications, flight control systems and complex industrial medical and other technical instruments.

As of March 31, 2012, we have ten manufacturing facilities, including two in the United States and eight located outside of the United States that allow us to take advantage of low cost, high quality manufacturing environments, while serving a broad base of customers around the globe. Our PCB products are produced in our two domestic facilities and four of our seven facilities in China. Our E-M Solutions products and services are provided from our other three facilities in China and our one facility in Mexico. As previously announced, during 2012 we plan to consolidate the operations of our Huizhou, China facility into our other existing China PCB facilities and plan to consolidate our Qingdao, China E-M Solutions facility into our other existing China E-M Solutions facilities. In addition to our manufacturing facilities, in order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States.

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

Business Overview

As a component manufacturer, our sales trends generally reflect the market conditions in the industries we serve. In the automotive sector, we are adding capacity at our principal automotive qualified PCB manufacturing facility i) as a result of increasing demand and ii) in preparation for the expiration of the lease of our facility in Huizhou, China at the end of 2012. In the industrial & instrumentation market, we have experienced increased demand from our broad base of customers, and we expect sales trends in this diverse market will follow global economic trends. The telecommunications end-user market remains dynamic as the customers we supply produce a mixture of products which include both new cutting edge applications as well as more mature products with varying levels of demand. We continue to try to position ourselves to take advantage of growth opportunities related to the introduction of next generation wireless technology standards, but this portion of the market has been slow to develop. In the computer and datacommunications end market, we continue to pursue new customers and programs for both our Printed Circuit Boards and Assembly segments, especially in the high-end server and storage sectors. In the military and aerospace market, we continue to pursue market share gains as a result of continuing customer qualification activity; however, overall demand trends in this market may be negatively impacted by the ongoing budget debate in Washington.

Results of Operations

Three Months Ended March 31, 2012, Compared with the Three Months Ended March 31, 2011

Net Sales. Net sales for the three months ended March 31, 2012, were $262.1 million, representing a $23.4 million, or 9.8%, increase from net sales during the same period in 2011. Net sales by end-user market for the three months ended March 31, 2012 and 2011, on a historical basis, were as follows:

End-User Market (dollars in millions)	2012	2011
Automotive	$104.7	$90.7
Industrial & Instrumentation	63.0	61.7
Computer and Datacommunications	44.1	31.3
Telecommunications	38.7	43.9
Military and Aerospace	11.6	11.1

Total Net Sales	$262.1	$238.7

Our net sales of products for end use in the automotive market increased by approximately $14.0 million, or 15.4%, during the three months ended March 31, 2012, compared to the same period in 2011. The increase is a result of increased global demand from our automotive customers, price increases implemented during the second quarter of 2011 and new programs with an existing customer which began in the fourth quarter of 2011, partially offset by reduced sales to a customer that is transitioning a portion of their business to other suppliers.

Net sales of products ultimately used in the industrial & instrumentation markets for the three months ended March 31, 2012, increased by approximately $1.3 million, or 2.1%, compared to the same period in 2011. The increase in net sales was driven primarily by increased global demand across our broad base of customers, including wind power related programs, price increases implemented during the second half of 2011 and new program wins, partially offset by a decline in sales in elevator controls related programs, and inventory corrections at one of our larger customers.

During the first quarter of 2012, net sales of our products for use in the computer and datacommunications market increased by approximately $12.8 million, or 40.9%, as compared to the same period in the prior year. The increase was driven by increased global demand and new customer and program wins.

Net sales of products ultimately used in the telecommunications market decreased by approximately $5.2 million, or 11.8%, for the quarter ended March 31, 2012, as compared to the quarter ended March 31, 2011. The sales decline is primarily a result of reduced demand for certain programs we supply, partially offset by last-buy sales increases on end-of-life programs and new program wins. While we have seen some stabilization in the global telecommunications market, this industry remains dynamic.

Net sales to the military and aerospace end-user market increased $0.5 million, or 4.5%, to $11.6 million for the quarter ended March 31, 2012, as compared to the quarter ended March 31, 2011. The increase is primarily a result of market share growth with existing customers and new customer wins.

Net sales by segment for the three months ended March 31, 2012 and 2011, were as follows:

Segment (dollars in millions)	2012	2011
Printed Circuit Boards	$215.0	$196.2
Assembly	49.0	46.0
Eliminations	(1.9)	(3.5)

Total Net Sales	$262.1	$238.7

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended March 31, 2012, increased by $18.8 million, or 9.6%, to $215.0 million. This increase is a result of increases in net sales across all but our telecommunications and industrial & instrumentation end-user markets.

Assembly segment net sales increased by $3.0 million, or 6.5%, to $49.0 million for the three months ended March 31, 2012, compared with the first quarter of 2011. The increase was primarily the result of improved demand in wind power and industrial manufacturing equipment programs in our industrial & instrumentation end-user market, partially offset by reduced demand in our telecommunications end-user market and reduced demand in elevator controls related programs in our industrial & instrumentation market.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations for the three months ended March 31, 2012, was $211.1 million, or 80.5%, of consolidated net sales. This represents a 0.4 percentage point improvement from the 80.9% of consolidated net sales for the first quarter of 2011.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs. Our results for the first quarter of 2012 reflect sales volumes consistent with the same period in the prior year, increased incentive compensation costs and a stabilization of material and labor costs which had increased in 2011. While we expect short-term stability in labor costs, with anticipated changes in minimum wage laws in China, we expect our labor costs will increase during the rest of 2012.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. Costs as a percentage of sales during the first quarter were negatively impacted by increased overhead costs at our Juarez, Mexico facility as it prepares for new product introductions at its new larger location.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $3.3 million, or 18.3%, to $21.5 million for the three months ended March 31, 2012, compared to the same period in the prior year. The increase in selling, general and administrative costs is a result of professional fees and other costs we began to incur relating to the DDi Acquisition, increased non-cash stock compensation expense and increased accruals under our annual incentive compensation plans, partially offset by costs associated with management meetings that occurred in 2011 but not in 2012.

Depreciation. Depreciation expense for the three months ended March 31, 2012, was $17.0 million, including $16.0 million related to our Printed Circuit Boards segment and $1.0 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $1.2 million, or 8.1%, compared to the same period last year primarily as a result of increased investments in new equipment during the past twelve months. Depreciation expense in our Assembly segment decreased by approximately $0.1 million as compared to the same period last year.

Restructuring and Impairment. During the three months ended March 31, 2012, we recognized $6.4 million of restructuring charges in our Printed Circuit Boards segment related to the announced closure of our Huizhou, China facility and $0.6 million of restructuring charges in our Assembly segment related to the announced closure of our Qingdao, China facility.

The district where our Huizhou facility is located is being redeveloped away from industrial use, and we are unable to renew our lease of the facility beyond its December 31, 2012, expiration date. We are in the process of transitioning this facility’s customers to our other China PCB facilities. The Huizhou facility is expected to cease operations during the fourth quarter of 2012, and we expect the total related restructuring charges will be in the range of $12.0 million to $14.0 million, of which approximately $7.0 million will relate to personnel and severance and $5.0 million to $7.0 million will relate to leases and other costs.

Our Qingdao facility has primarily operated as a satellite facility supporting the operations of our E-M Solutions facility in Shanghai, China. In order to achieve operational efficiencies and cost reductions, we plan to consolidate the operations of the Qingdao facility into our other E-M Solutions facilities in China. The Qingdao facility is expected to cease operations during the second quarter of 2012, and we expect the total related restructuring charges will be approximately $0.7 million, of which $0.6 million will relate to personnel and severance and $0.1 million will relate to other costs.

Operating Income. Operating income of $5.2 million for the three months ended March 31, 2012, represents a decrease of $6.0 million compared to operating income of $11.2 million for the three months ended March 31, 2011. The primary sources of operating income (loss) for the three months ended March 31, 2012 and 2011, were as follows:

Source (dollars in millions)	2012	2011
Printed Circuit Boards segment	$7.1	$10.0
Assembly segment	(0.9)	1.5
Other	(1.0)	(0.3)

Operating income	$5.2	$11.2

Operating income from our Printed Circuit Boards segment decreased by $2.9 million to $7.1 million for the three months ended March 31, 2012, compared to $10.0 million of operating income for the same period in the prior year. The decrease is primarily the result of increased restructuring charges, selling, general and administrative costs and depreciation expense partially offset by higher sales volume and lower levels of cost of goods sold relative to sales.

The operating loss from our Assembly segment was $0.9 million for the three months ended March 31, 2012, compared to operating income of $1.5 million in the first quarter of 2011. The decrease is primarily the result of increased restructuring charges and selling, general administrative costs, and operational inefficiencies at our Juarez, Mexico facility as it prepares for new product introductions which are expected to occur in the second quarter of 2012.

The operating loss in the “Other” segment for the three months ended March 31, 2012, relates to $1.0 million of merger related professional fees and other costs related to the DDi Acquisition.

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

We use Adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact future operating cash flows, as follows:

•

Stock Compensation – non-cash charges associated with recognizing the fair value of stock options and restricted stock awards granted to employees and directors. We exclude these charges to more clearly reflect comparable year-over-year cash operating performance.

•

Costs Relating to Acquisitions and Equity Registrations – professional fees and other non-recurring costs and expenses associated with mergers and acquisition activity as well as costs associated with capital transactions, such as equity registrations. We exclude these costs and expenses because they are not representative of our customary operating expenses.

•

Restructuring and Impairment Charges – which consist primarily of facility closures and other headcount reductions. Historically, a significant amount of these restructuring charges and impairment have been non-cash charges related to the write-down of property, plant and equipment to estimated net realizable value. We exclude these restructuring and impairment charges to more clearly reflect our ongoing operating performance.

Reconciliations of operating income to Adjusted EBITDA for the three months ended March 31, 2012 and 2011, were as follows:

	Three Months Ended March 31,
Source (dollars in millions)	2012	2011
Operating income	$5.2	$11.2
Add-back:
Depreciation and Amortization	17.4	16.3
Non-cash stock compensation expense.	2.5	1.6
Restructuring and impairment	7.0	(0.1)
Costs relating to acquisitions and equity registrations	1.0	0.3

Adjusted EBITDA	$33.1	$29.3

Adjusted EBITDA increased by $3.8 million, or 13.0%, primarily as a result of a 9.8% increase in net sales, and lower levels of costs of goods sold relative to net sales.

Interest Expense, net. Interest expense, net of interest income, was $7.4 million for the three month period ended March 31, 2012, compared to $7.2 million of interest expense, net of interest income, for the quarter ended March 31, 2011. Interest expense related to our 12.0% Senior Secured Notes due 2015 (the “2015 Notes”) is approximately $7.0 million in each quarter as the $220 million principal, the 12.0% interest rate and the amortization of the $8.2 million original issue discount remain unchanged since the notes were issued in 2009.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax related contingencies such as uncertain tax positions. For the three months ended March 31, 2012, tax provision includes net expense of $2.7 million related to pre-tax earnings of our profitable operations, which, in part, reflects our inability to benefit certain restructuring charges, associated with the closure of our facilities in Huizhou and Qingdao, China. The tax provision for the three months ended March 31, 2012 includes a net benefit of $0.5 million related to other tax matters, including a reversal of $1.2 million of uncertain tax positions due to lapsing of the applicable statute of limitations. For the three months ended March 31, 2011, our tax provision included net expense of $3.9 million related to pre-tax earnings and a net benefit of $4.5 million related to other tax matters, including a reversal of $5.3 million of uncertain tax positions due to lapsing of the applicable statute of limitations. We estimate approximately $1.3 million of our liability for uncertain tax positions could be reversed during the remainder of 2012.

Noncontrolling Interest. Net loss attributable to noncontrolling interest of $0.5 million for the three months ended March 31, 2012, reflects a noncontrolling interest holder’s 5% and 15% interest in our facilities in Huiyang, China and Huizhou, China, respectively, and compares to net income attributable to noncontrolling interest of $0.3 million in the same period of 2011. In connection with the planned closure of the Huizhou, China facility, in January 2012, we reached an agreement to purchase the noncontrolling interest holders 15% interest in our Huizhou facility for approximately $10.0 million, and paid a $1.1 million deposit towards the purchase. The agreement is subject to regulatory approvals and is expected to close during the second quarter of 2012. The $10.0 million payment will settle any undistributed earnings as of the date of the transaction, and will allow us to freely transfer customers and equipment to our other PCB facilities in connection with the facilities closure during the fourth quarter of 2012.

Liquidity and Capital Resources

Cash Flow

We believe that the net proceeds from the 2019 Notes, cash flow from operations, availability on credit facilities and available cash on hand will be sufficient to fund our currently anticipated cash needs for the next 12 months. Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control. We cannot be assured however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under our credit facilities or that we will be able to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness.

In addition to the cost of DDi Acquisition and cash requirements to redeem our 2015 Notes, our principal liquidity requirements for the remainder of 2012 will be for i) $21.7 million semi-annual interest payments required in connection with our $550 million 2019 Notes, payable in May and November of each year (beginning in November 2012), ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment, v) debt service requirements in connection with our credit facilities and vi) income taxes. In addition, the potential for acquisitions of other businesses in the future may require additional debt or equity financing.

Net cash provided by operating activities for the three months ended March 31, 2012, was $10.3 million, and net cash provided by operating activities for the three months ended March 31, 2011, was $0.9 million. The increase in net cash from operating activities is primarily due to changes in working capital, partially offset by lower net income.

Net cash used in investing activities was $23.4 million for the three months ended March 31, 2012, and primarily relates to capital expenditures of approximately $22.4 million and a $1.1 million deposit paid towards the acquisition of the remaining 15% interest in our Huizhou, China facility. Net cash used in investing activities was $24.0 million for the three months ended March 31, 2011, which primarily related to capital expenditures.

Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards. The spending required to meet our customers’ requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. In addition, our normal ongoing capital expenditure requirements, growing market demand and the need to transfer the production capacity from our Huizhou, China facility to our other PCB facilities in China has led to increased levels of capital expenditures in our Printed Circuit Boards segment over the past five quarters. Pro forma for the DDi Acquisition, we expect our capital expenditures for 2012 will be in the range of $120 million to $130 million; however, given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions. Total capital expenditures by our Printed Circuit Boards segment for the three months ended March 31, 2012 and 2011, were $18.9 million and $22.6 million, respectively.

For the three months ended March 31, 2012, net cash used in financing activities of $0.3 million related to financing commitments obtained in connection with the DDi Acquisition. Net cash used in financing activities was $0.1 million for the three months ended March 31, 2011, which related to repayments of capital lease obligations and a distribution to our noncontrolling interest holder.

Financing Arrangements

On April 30, 2012, our wholly owned subsidiary, Viasystems Inc., issued $550.0 million in aggregate principal amount of 7.875% senior secured notes due 2019 (the “2019 Notes”). The net proceeds of the offering will be used to fund the DDi Acquisition and the redemption of our $220.0 million in aggregate principal amount of the 2015 Notes. In the event that the DDi Acquisition does not close, we will be required to redeem $300.0 million in the aggregate principal amount of the 2019 Notes.

On April 30, 2012, we announced we will redeem all of our outstanding 2015 Notes as of May 30, 2012, and will pay par value, plus accrued interest and a call premium of approximately 7.5% pursuant to the terms of the indenture governing the 2015 Notes. In connection with the redemption of the 2015 Notes, we expect to realize a loss on the early extinguishment of debt of approximately $25.0 million, which will include a call premium of $16.5 million, the write-off of unamortized original issue discount of $4.2 million, the non-cash write-off of unamortized deferred financing fees of $3.8 million and professional and other related fees and costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be adversely affected as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2012, we have foreign currency hedge instruments outstanding that hedge a notional amount of approximately 1.7 billion RMB at an average exchange rate of 6.34 RMB to one U.S. dollar with a weighted average remaining maturity of 4.9 months.

Item 4. Controls and Procedures

As of March 31, 2012, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Delphi Litigation. On May 19, 2011, and in a later amended complaint, our subsidiary Viasystems Technologies Corp., L.L.C. (“Viasystems Technologies”) filed a declaratory judgment action against certain Delphi Automotive companies (“Delphi”), asserting that Viasystems Technologies was not obligated under alleged requirements contracts to provide Delphi with product, and asserting that Delphi was disparaging Viasystems Technologies and tortiously interfering with Viasystems Technologies’ contracts. By agreement with Delphi, Viasystems Technologies did not serve Delphi with that complaint while the parties attempted to negotiate their differences, and we continued to provide Delphi with product. On November 7, 2011, Delphi filed a counter lawsuit in Oakland County, Michigan, claiming that Viasystems Technologies was obligated to continue to provide product to Delphi at the prices set forth in the alleged requirements contracts, and alleging that Delphi had no choice but to accept price increases under economic duress in order to avoid irreparable harm. On February 6, 2012, the Oakland County, Michigan court dismissed the Michigan case in favor of the prior action brought by Viasystems Technologies in Missouri and awarded Viasystems Technologies sanctions against Delphi for Delphi’s failure to inform the Court there was a pending prior action involving the same parties as required by the rules. Delphi has appealed the Michigan Court’s rulings. On April 30th, we received a copy of a counterclaim that Delphi filed in the Missouri case asserting that Viasystems Technologies improperly increased its pricing allegedly contrary to requirements contracts, and that Viasystems Technologies allegedly defamed Delphi and tortiously interfered with its contracts. We believe Delphi’s claims are without merit and intend to prosecute our position vigorously. We cannot at this time predict an outcome or potential impact on our future financial condition or results of operations.

Litigation Relating to the DDi Acquisition. Subsequent to the announcement of the DDi Acquisition, a number of purported class action lawsuits were filed on behalf of DDi’s stockholders in various jurisdictions which name DDi, Viasystems Group, Inc. and others as primary defendants, and generally allege, among other things, (i) that the members of DDi’s board of directors violated the fiduciary duties owed to stockholders by approving the merger agreement, (ii) that the members of DDi’s board of directors engaged in an unfair process and agreed to a price that allegedly fails to maximize value for stockholders and (iii) that DDi and Viasystems Group, Inc. aided and abetted the DDi board members’ alleged breach of fiduciary duties. These complaints seek, among other things, to enjoin the DDi Acquisition until corrective actions are taken, as well as to award to plaintiffs the costs and disbursements of the action, including attorneys’ fees and experts’ fees. We believe the plaintiff’s claims are without merit and intend to defend ourselves vigorously in these actions.

Item 1A. Risk Factors

In addition to the risk factors set forth below, please see the risk factors set forth in Part I, Item 1A. “Risk Factors” in our 2011 Annual Report on Form 10-K.

Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Increasingly, our larger customers are requesting that we enter into supply agreements with them that have restrictive terms and conditions. These agreements typically include provisions that increase our financial exposure, which could result in significant costs to us.

Increasingly, our larger customers are requesting that we enter into supply agreements with them. These agreements typically include provisions that generally serve to increase our exposure for product liability and warranty claims - as compared to our standard terms and conditions - which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Any material increases in labor costs in China could have an adverse impact on our business and operating results.

We operate a number of manufacturing facilities in China. In past years, we have experienced increases in labor costs in our Chinese facilities. We expect increases in the cost of labor in our manufacturing facilities in China will continue to occur in the future, including a potential 13% to 15% increase in 2012. To the extent we are unable pass on these increased labor costs to our customers by increasing the prices for our products and services, wage increases or increases in other labor costs could have a material adverse effect on our business, financial condition, results of operations or cash flows

Lawsuits have been filed against DDi and us challenging the DDi Acquisition, and an adverse ruling may prevent the DDi Acquisition from being completed.

We and DDi, as well as the members of the DDi board of directors, have been named as defendants in lawsuits brought by purported stockholders of DDi challenging the DDi board of directors’ actions in connection with the DDi Acquisition and seeking, among other things, injunctive relief to enjoin the defendants from completing the merger on the agreed-upon terms. See Part II, Item 1. “Legal Proceedings— Litigation Relating to the DDi Acquisition” for more information about the lawsuit that has been filed related to the DDi Acquisition.

One of the conditions to the closing of the DDi Acquisition is that no order, injunction, decree or other legal restraint or prohibition shall be in effect that prevents completion of the DDi Acquisition. Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting DDi’s and our ability to complete the DDi Acquisition, then such injunctive or other relief may prevent the DDi Acquisition from becoming effective within the expected timeframe or at all

Additional Business Risks to which We Will Be Subject if the Merger with DDi Corp. is Consummated

Our proposed acquisition of DDi may not be completed within the expected timeframe, or at all, and we may not realize the expected benefits of the DDi Acquisition because of integration difficulties and other challenges.

On April 3, 2012, we entered into a merger agreement with DDi pursuant to which DDi will become our indirect wholly owned subsidiary. The acquisition is valued at approximately $282 million and is expected to close in the second quarter of 2012. Completion of the acquisition is subject to the satisfaction (or waiver) of certain conditions that are beyond our control and may prevent, delay or otherwise negatively affect its completion. These conditions include the approval of the DDi Acquisition by DDi’s stockholders and U.S. antitrust clearance. The Antitrust Division of the U.S. Department of Justice or the Federal Trade Commission may refuse approval of the DDi Acquisition or seek to make approval subject to compliance with unanticipated or onerous conditions that could reduce the anticipated benefits of the acquisition.

In addition, the success of the DDi Acquisition will depend, in part, on our ability to integrate DDi’s business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of DDi’s business include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated changes in applicable laws and regulations;

•	failure to retain key employees;

•	failure to retain customers;

•	operating, competitive and market risks inherent in DDi’s business and our business;

•	the impact of the DDi Acquisition on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses and liabilities.

We may not accomplish the integration of DDi’s business smoothly, successfully or within the anticipated cost range or timeframe. The diversion of our management’s attention from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the DDi Acquisition and could adversely affect our business.

We will incur significant transaction costs in connection with the DDi Acquisition.

We expect to incur significant transaction costs in connection with the DDi Acquisition, which we currently estimate to be approximately $20.0 million, including DDi’s expenses. We expect to incur additional costs in the integration of DDi’s business. Although we expect that the elimination of duplicative costs and the realization of other efficiencies related to the integration of the business should allow us to more than offset the incremental costs of the DDi Acquisition over time, this net benefit may not be achieved in the near term, or at all.

DDi may not be able to fully recover its costs for providing design services to its customers, which could harm DDi’s financial results.

Although DDi enters into design service activities with purchase order commitments, the cost of labor and equipment to provide these services may in fact exceed what DDi is able to fully recover through purchase orders. Design costs are recognized as a period expense. Design revenue is recognized upon completion. DDi also may be subject to agreements with customers in which the cost of these services is recovered over a period of time or through a certain number of units shipped as part of the ongoing product price. While DDi may make contractual provisions to recover these costs in the event that the product does not go into production, the actual recovery can be difficult and may not happen in full. In other instances, the business relationship may involve investing in these services for a customer as an ongoing service not directly recoverable through purchase orders. In any of these cases, the possibility exists that some or all of these activities are considered costs of doing business, are not directly recoverable, and may adversely impact DDi’s operating results.

If DDi is unable to provide its customers with high-end technology, high quality products, and responsive service, or if DDi is unable to deliver its products to its customers in a timely manner, DDi’s results of operations and financial condition may suffer.

In order to maintain DDi’s existing customer base and obtain business from new customers, DDi must demonstrate its ability to produce its products at the level of technology, quality, responsiveness of service, timeliness of delivery, and at costs that its customers require. If DDi’s products are of substandard quality, if they are not delivered on time, if DDi is not responsive to its customers’ demands, or if DDi cannot meet its customers’ technological requirements, DDi’s reputation as a reliable supplier could be damaged. If DDi is unable to meet these product and service standards, it may be unable to obtain new contracts or keep its existing customers, and this could have a material adverse effect on DDi’s results of operations and financial condition.

A significant portion of DDi’s business is derived from products and services ultimately sold to the U.S. government by its customers. Changes affecting the government’s capacity to do business with DDi or its direct customers or the effects of competition in the defense industry could have a material adverse effect on its business.

A significant portion of DDi’s revenues is derived from products and services ultimately sold to the U.S. government and is therefore affected by, among other things, the federal budget process. DDi is a supplier, primarily as a subcontractor, to the U.S. government and its agencies as well as foreign governments and agencies. These contracts are subject to the respective customers’ political and budgetary constraints and processes, changes in customers’ short-range and long-range strategic plans, the timing of contract awards, and in the case of contracts with the U.S. government, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements. Additionally, defense expedite (DX)-rated orders from the U.S. federal government, which by law receive priority, can interrupt scheduled shipments to DDi’s other customers. The termination or failure to fund one or more significant contracts by the U.S. government could have a material adverse effect on DDi’s business, results of operations or prospects.

A significant portion of DDi’s business is derived from products and services sold to customers in the defense industry. Changes in export control or other federal regulations could result in increased competition from offshore competitors which could have a material adverse effect on DDi’s business.

A significant portion of DDi’s net sales are derived from products and services ultimately sold to customers in the defense industry. Many of these products are currently subject to export controls and other regulatory requirements that limit the ability of overseas competitors to manufacture such products. The federal government is currently in the process of reviewing and revising the United States Munitions List. Such changes could reduce or eliminate restrictions that currently apply to some of the products DDi produces. If these regulations or others are changed in a manner that reduces restrictions on their being manufactured overseas, DDi would likely face increased competition from overseas manufacturers. Such increased competition could have a material adverse effect on DDi’s business.

Item 6. Exhibits

(a)	Exhibits

The information required by this item is included on the exhibit index that follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on May 9, 2012.

VIASYSTEMS GROUP, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President & Chief Financial Officer (Principal Financial Officer)

By:	/s/ Christopher R. Isaak
Name:	Christopher R. Isaak
Title:	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description

2.1	(1)	Agreement and Plan of Merger by and among DDi, Viasystems and Merger Sub, dated as of April 3, 2012.

3.1	(2)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.

3.2	(2)	Second Amended and Restated Bylaws of Viasystems Group, Inc.

4.1	(3)	Indenture, dated as of April 30, 2012, among Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

4.2	(3)	Supplemental Indenture, dated as of May 2, 2012, among Viasystems Group, Inc., Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

10.1	(3)

Collateral Trust Agreement, dated as of April 30, 2012, among Viasystems, Inc., the guarantors named therein, Wilmington Trust, National Association as trustee and collateral trustee, and the other parity lien representatives from time to time party thereto.

10.2	(3)

Intercreditor Agreement, dated as of April 30, 2012, among Viasystems, Inc., the grantors named therein, Wells Fargo Capital Finance, LLC, in its capacity as collateral agent for the First Lien Claimholders and Wilmington Trust, National Association, in its capacity as collateral trustee for the Second Lien Claimholders.

31.1	(4)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(4)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(4)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	(4)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant § 906 of the Sarbanes-Oxley Act of 2002.

101	(5)	The following materials from Viasystems Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed, Consolidated Financial Statements.

(1)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 4, 2012.
(2)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.
(3)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on May 2, 2012.
(4)	Filed herewith.
(5)	Furnished herewith. Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”