Form 10-Q
period 2012-06-30
VIASYSTEMS GROUP INC
filed 2012-08-08
CIK 1101169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 3, 2012, there were 20,612,589 shares of Viasystems Group, Inc.’s Common Stock outstanding.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,092	$71,281
Restricted cash	6,830	—
Accounts receivable, net	222,604	196,065
Inventories	135,939	116,457
Prepaid expenses and other	40,946	34,280

Total current assets	491,411	418,083
Property, plant and equipment, net	418,802	307,290
Goodwill and intangible assets, net	260,530	104,993
Deferred financing costs, net	16,577	5,592
Other assets	1,070	3,291

Total assets	$1,188,390	$839,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$12,213	$10,054
Accounts payable	211,403	195,908
Accrued and other liabilities	103,107	75,388

Total current liabilities	326,723	281,350
Long-term debt, less current maturities	564,051	216,716
Other non-current liabilities	50,228	48,111

Total liabilities	941,002	546,177

Stockholders’ equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 20,612,589 and 20,390,009 shares issued and outstanding	206	204
Paid-in capital	2,380,147	2,383,910
Accumulated deficit	(2,140,713)	(2,102,762)
Accumulated other comprehensive income	5,464	8,055

Total Viasystems stockholders’ equity	245,104	289,407
Noncontrolling interest	2,284	3,665

Total stockholders’ equity	247,388	293,072

Total liabilities and stockholders’ equity	$1,188,390	$839,249

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$296,861	$270,744	$558,950	$509,454
Operating expenses:
Cost of goods sold, exclusive of items shown separately	235, 556	219,574	446,613	412,762
Selling, general and administrative	31,228	19,268	52,720	37,438
Depreciation	18,579	16,332	35,585	32,192
Amortization	802	430	1,190	866
Restructuring and impairment	1,958	—	8,945	(134)

Operating income	8,738	15,140	13,897	26,330
Other expense (income):
Interest expense, net	12,144	7,225	19,496	14,433
Amortization of deferred financing costs	766	504	1,270	1,008
Loss on early extinguishment of debt	24,234	—	24,234	—
Other, net	(710)	532	(486)	821

(Loss) income before income taxes	(27,696)	6,879	(30,617)	10,068
Income taxes	5,342	3,311	7,558	2,722

Net (loss) income	$(33,038)	$3,568	$(38,175)	$7,346

Less:
Net income (loss) attributable to noncontrolling interest	$271	$385	$(224)	$697

Net (loss) income attributable to common stockholders	$(33,309)	$3,183	$(37,951)	$6,649

Basic (loss) earnings per share	$(1.67)	$0.16	$(1.90)	$0.33

Diluted (loss) earnings per share	$(1.67)	$0.16	$(1.90)	$0.33

Basic weighted average shares outstanding	19,990,628	19,980,153	19,987,521	19,980,153

Diluted weighted average shares outstanding	19,990,628	20,135,530	19,987,521	20,118,247

Comprehensive (loss) income:
Net (loss) income	$(33,038)	$3,568	$(38,175)	$7,346
Change in fair value of derivatives, net of tax	(3,582)	375	(2,591)	1,126

Comprehensive (loss) income	(36,620)	3,943	(40,766)	8,472
Less:
Comprehensive income (loss) attributable to noncontrolling interests	271	385	(224)	697

Comprehensive (loss) income attributable to common stockholders	$(36,891)	$3,558	$(40,542)	$7,775

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net (Loss) income	$(38,175)	$7,346
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,775	33,058
Loss on early extinguishment of debt	24,234	—
Non-cash stock compensation expense	5,190	3,904
Deferred income taxes	1,824	338
Amortization of deferred financing costs	1,270	1,008
Amortization of original issue discount on 2015 Notes	665	798
Loss on disposition of assets, net	608	408
Non-cash impact of exchange rate changes	(47)	366
Change in assets and liabilities:
Accounts receivable	11,634	(23,232)
Inventories	6,801	(7,154)
Prepaid expenses and other	(3,625)	(7,223)
Accounts payable	(8,931)	26,338
Accrued and other liabilities	(6,071)	(18,280)

Net cash provided by operating activities	32,152	17,675

Cash flows from investing activities:
Acquisition of DDi, net of cash acquired	(253,464)	—
Capital expenditures	(52,490)	(49,808)
Acquisition of remaining interest in Huizhou, China facility	(10,106)	—
Proceeds from disposals of property	102	104

Net cash used in investing activities	(315,958)	(49,704)

Cash flows from financing activities:
Proceeds from issuance of 7.875% Senior Secured Notes due 2019	550,000	—
Financing and other fees	(16,006)	—
Repayment of 12.0% Senior Secured Notes	(236,295)	—
Proceeds from borrowings under credit facilities	10,000	10,000
Repayments of borrowings under mortgages and credit facilities	(10,082)	(10,000)
Distribution to noncontrolling interest	—	(229)
Repayment of capital lease obligations	—	(154)

Net cash provided by (used in) financing activities	297,617	(383)

Net change in cash and cash equivalents	13,811	(32,412)
Cash and cash equivalents, beginning of the period	71,281	103,599

Cash and cash equivalents, end of the period	$85,092	$71,187

Supplemental cash flow information:
Interest paid	$23,646	$13,616

Income taxes paid, net	$8,680	$6,623

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(Unaudited)

1.	Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. and its subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

Nature of Business

Viasystems is a leading worldwide provider of complex multi-layer rigid, flexible and rigid-flex printed circuit boards (“PCBs”) and electro-mechanical solutions (“E-M Solutions”). The Company’s products are used in a wide range of applications including, for example, automotive engine controls and safety systems, data networking equipment, telecommunications switching equipment, complex medical and technical instruments, and flight control systems.

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

The restricted cash balance of $6,830 as of June 30, 2012, was acquired in the DDi Acquisition (see Note 2) and represents i) cash restricted to pay certain employee benefit related liabilities and ii) a minimum cash bank balance requirement.

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

The Company is a party to contracts and agreements with other third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At June 30, 2012 and December 31, 2011, other non-current liabilities include $12,308 and $12,803, respectively, of accruals for potential claims in connection with such indemnities.

Viasystems’ certificate of incorporation provides that none of the directors and officers of the Company bear the risk of personal liability for monetary damages for breach of fiduciary duty as a director or officer, except in cases where the action involves a breach of the duty of loyalty, acts not in good faith or involving intentional misconduct, or knowing violation of the law, the unlawful payment of dividends or repurchasing of capital stock, or transactions from which the director or officer derived improper personal benefits.

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

Earnings or Loss Per Share

The Company computes basic earnings per share by dividing its net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, to the extent they are dilutive, common equivalent shares (consisting primarily of employee stock options, convertible debt, unvested restricted stock awards and unvested performance share units). The potentially dilutive impact of the Company’s share-based compensation is determined using the treasury stock method.

The components used in the computation of basic and diluted (loss) earnings per share attributable to common stockholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income attributable to common stockholders	$(33,309)	$3,183	$(37,951)	$6,649

Weighted average number of shares - basic	19,990,628	19,980,153	19,987,521	19,980,153
Dilutive effect of stock options	—	4,129	—	3,647
Dilutive effect of restricted stock awards	—	151,247	—	134,447

Weighted average number of shares - diluted	19,990,628	20,135,530	19,987,521	20,118,247

Basic (loss) earnings per share	$(1.67)	$0.16	$(1.90)	$0.33

Diluted (loss) earnings per share	$(1.67)	$0.16	$(1.90)	$0.33

For the three and six months ended June 30, 2012, the calculation of diluted weighted average shares outstanding excludes i) the effect of options to purchase 1,941,221 shares of common stock, ii) unvested restricted stock awards of 617,769 and iii) debt which is convertible into 6,593 shares of common stock, because their inclusion would be antidilutive and iv) the effect of performance share units representing a maximum of 278,686 shares of common stock because the related performance measures were not attainable during the periods. For the three and six months ended June 30, 2011, the calculation of diluted weighted average shares outstanding excludes the effect of options to purchase 1,635,498 shares of common stock and long-term debt convertible into 6,593 shares of common stock, because their inclusion would be antidilutive.

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

In addition to cash flow hedges, the Company’s financial instruments consist of cash equivalents, accounts receivable, long-term debt and other long-term obligations. For cash equivalents, accounts receivable and other long-term obligations, the carrying amounts approximate fair market value. The estimated fair values of the Company’s debt instruments and cash flow hedges as of June 30, 2012, and December 31, 2011, are as follows:

	June 30, 2012
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$551,034	$550,000	Long-term debt, less current maturities
Senior Secured Notes due 2015	—	—
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	14,991	14,643	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Huiyang 2009 Credit Facility	—	—
Senior Subordinated Convertible Notes due 2013	895	895	Current maturities of long-term debt
Cash flow hedges – current deferred gain contracts	—	—
Cash flow hedges – current deferred loss contracts	(1,427)	(1,427)	Accrued and other liabilities
Cash flow hedges – long-term deferred loss contracts	(765)	(765)	Other non-current liabilities

	December 31, 2011
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$—	$—
Senior Secured Notes due 2015	237,050	215,147	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	—	—
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Huiyang 2009 Credit Facility	—	—
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges – current deferred gain contracts	1,742	1,742	Prepaid expenses and other
Cash flow hedges – current deferred loss contracts	(779)	(779)	Accrued and other liabilities
Cash flow hedges – long-term deferred loss contracts	—	—

The Company determined the fair value of the Senior Secured Notes due 2019 using Level 1 inputs - quoted market prices for the notes. The Company determined the fair value of the North American Mortgage Loans, Zhongshan 2010 Credit Facility (see Note 5) and Senior Subordinated Convertible Notes due 2013 using Level 2 inputs. For the Zhongshan 2010 Credit Facility and variable rate mortgage loans, the carrying value approximated their fair value. For fixed rate mortgage loans, the Company estimated the fair value based on discounted future cash flows using a discount rate that approximates the current effective borrowing rate for comparable loans. The Company estimated the fair value of the Senior Subordinated Convertible Notes due 2013 to be their par value based upon their most recent trading activity.

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

Noncontrolling Interest

In May 2012, the Company completed the $10,106 cash purchase of a non-controlling interest holder’s 15% interest in the Company’s subsidiary that operates its Huizhou, China facility, increasing its ownership to 100%. This noncontrolling interest holder continues to own a 5% interest in the Company’s manufacturing facility in Huiyang, China, where the Company has a 95% interest. The noncontrolling interest is reported as a component of equity, and the net income attributable to noncontrolling interest is reported as a reduction from net income to arrive at net income attributable to the Company’s common stockholders. The Company leases the manufacturing facilities in Huiyang and Huizhou, China and purchases consulting and other services from the noncontrolling interest holder. During the three months ended June 30, 2012 and 2011, the Company paid the noncontrolling interest holder $204 and $227, respectively, related to rental and service fees. During the six months ended June 30, 2012 and 2011, the Company paid the noncontrolling interest holder $418 and $443, respectively, related to rental and service fees.

A reconciliation of noncontrolling interest for the six months ended June 30, 2012 and 2011, is as follows:

	2012	2011
Balance, beginning of year	$3,665	$4,265
Net (loss) income attributable to noncontrolling interest	(224)	697
Purchase of noncontrolling interest in Huizhou, China facility	(1,157)	—
Distributions to noncontrolling interest holder	—	(229)

Balance, June 30,	$2,284	$4,733

2.	The DDi Acquisition

On May 31, 2012, the Company acquired DDi Corp. (“DDi”) in an all cash purchase transaction pursuant to which DDi became a wholly owned subsidiary of the Company (the “DDi Acquisition”). DDi was a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and Canada. The DDi Acquisition increased the Company’s PCB manufacturing capacity by adding seven additional PCB production facilities, added flexible circuit manufacturing capabilities and enhanced the Company’s North American quick-turn services capability. The total consideration paid by the Company in the merger was $281,968. Net sales of approximately $25,000 from the manufacturing and distribution facilities acquired in the DDi Acquisition was included in the consolidated statement of operations and comprehensive income for the three and six month periods ended June 30, 2012. Although the Company has made a reasonable effort to do so, synergies achieved through the integration of the acquired DDi business into the Company’s Printed Circuit Boards segment, integration costs and the allocation of shared overhead specific to the acquired DDi business cannot be precisely determined. Accordingly, the Company has deemed it impracticable to calculate the precise impact the acquired DDi business has had on its earnings for the three and six month periods ended June 30, 2012.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the DDi Acquisition as of May 31, 2012. The estimated fair values are preliminary, subject to the finalization of valuation studies and certain tax returns.

Cash and cash equivalents	$28,504
Restricted cash	6,830
Accounts receivable	38,173
Inventories	26,283
Property, plant and equipment	95,866
Goodwill and intangible assets	156,724
Other current and long-term assets	2,365

354,745
Accounts payable and other accrued liabilities	(52,443)
Mortgage loans	(14,721)
Accrued and deferred taxes	(3,090)
Other long-term liabilities	(2,523)

(72,777)

Net assets acquired	$281,968

Goodwill and Identifiable Intangible Assets

As of the date of these unaudited interim condensed consolidated financial statements, the Company has not completed certain valuation studies necessary to estimate the value of identifiable intangibles assets. Accordingly, the Company has established provisional values for the identifiable intangible assets which may be revised as the valuation studies are completed. The actual value of the identifiable intangible assets may differ from the provisional values, and the differences may be material. Identifiable intangible assets acquired include DDi’s customer list, manufacturer sales representative network and trade name; and provisional values established for these items were $83,916, $15,415 and $601, respectively. The provisional estimated useful lives of the customer list and manufacturer sales representative network are twenty years, and the provisional estimated useful life of the trade name is two years. The Company expects the valuation studies will be completed during the second half of 2012.

Goodwill is calculated as the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Based upon the preliminary estimated fair value of the net tangible assets acquired and the provisional values of the identifiable intangible assets acquired, the goodwill recognized in the DDi Acquisition was $56,792, and represents the value of the assembled workforce, the additional value to the Company expected to be derived from synergies in combining the business and other intangible benefits. None of the goodwill is expected to be deductible for income tax purposes. As of December 31, 2011, the Company had recorded goodwill of $97,589 from prior acquisitions which related entirely to its Printed Circuit Boards segment. With the goodwill derived from the DDi Acquisition, the balance of goodwill as of June 30, 2012, is $154,381 which relates entirely to the Company’s Printed Circuit Boards segment.

Other Accrued Liabilities

In conjunction with the DDi Acquisition, the Company assumed obligations of $4,236 for certain DDi employee benefit related amounts that became payable as a result of the DDi Acquisition pursuant to terms of existing contractual agreements.

Pro Forma Information

The following unaudited pro forma information presents the combined results of operations of Viasystems and DDi for the six months ended June 30, 2012 and 2011, as if the DDi Acquisition had been completed on January 1, 2011, with adjustments to give effect to pro forma events that are directly attributable to the DDi Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the companies. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma results of operations:

	Six Months Ended June 30,
	2012	2011
Net sales	$671,952	$642,137

Net income	$397	$4,416

The pro forma net income was adjusted to give effect to pro forma events which are directly attributable to the DDi Acquisition. Adjustments to the pro forma net income for the six months ended June 30, 2012 included: i) the exclusion of $17,052 of acquisition-related costs, ii) the exclusion of $454 of net expense related to fair value adjustments to acquisition-date net assets acquired and iii) the exclusion of $21,288 of net expense related to merger financing transactions, including debt extinguishment costs, interest expense and amortization of deferred financing costs. Adjustments to the pro forma net income for the six months ended June 30, 2011 included: i) the inclusion of $4,791 of net expense related to fair value adjustments to acquisition-date net assets acquired and ii) the inclusion of $8,095 of net expense related to merger financing transactions, including interest expense and amortization of deferred financing costs.

Transaction costs

The Company recognized $8,990 of transaction costs related to the DDi Acquisition in selling, general and administrative expenses for the six months ended June 30, 2012, which consisted primarily of investment banker fees and legal and accounting costs.

3.	Inventories

The composition of inventories is as follows:

	June 30, 2012	December 31, 2011
Raw materials	$50,288	$39,244
Work in process	33,512	26,722
Finished goods	52,139	50,491

Total	$135,939	$116,457

Inventories are stated at the lower of cost (valued using the first-in, first-out and average cost methods) or market.

In connection with the DDi Acquisition, the Company acquired inventory which was recorded at its fair value of $26,283. The estimate of fair value included an adjustment of $3,947 to increase the carrying value of finished goods and work in process inventories such that it approximated its selling price less an estimated profit from the selling effort.

4.	Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	June 30, 2012	December 31, 2011
Land and buildings	$118,076	$87,966
Machinery, equipment and systems	694,448	609,006
Leasehold improvements	74,763	66,491
Construction in progress	29,754	11,509

	917,041	774,972
Less: Accumulated depreciation	(498,239)	(467,682)

Total	$418,802	$307,290

In connection with the DDi Acquisition, the Company acquired property, plant and equipment which was recorded at its fair value of $95,866, including land and buildings of $33,830, machinery, equipment and systems of $55,613, leasehold improvements of $3,123 and construction in progress of $3,300.

5.	Credit Facilities and Long-term Debt

The composition of long-term debt is as follows:

	June 30, 2012	December 31, 2011
Senior Secured Notes due 2019, net	$550,000	$—
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	14,643	—
Zhongshan 2010 Credit Facility	10,000	10,000
Huiyang 2009 Credit Facility	—	—
Senior Subordinated Convertible Notes due 2013	895	895
Senior Secured Notes due 2015, net	—	215,147
Capital leases	726	728

	576,264	226,770
Less: Current maturities	(12,213)	(10,054)

	$564,051	$216,716

As of June 30, 2012, $10,000 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $433, and approximately $90,388 of the credit facilities were unused and available.

Senior Secured Notes due 2019

On April 30, 2012, the Company’s subsidiary, Viasystems, Inc., completed an offering of $550,000 of 7.875% Senior Secured Notes due 2019 (the “2019 Notes”). The Company incurred $16,006 of deferred financing fees related to the 2019 Notes that have been capitalized and will be amortized over the life of the notes.

Interest on the 2019 Notes is due semiannually on May 1 and November 1 of each year, beginning on November 1, 2012. At any time prior to May 1, 2015, the Company may use the cash proceeds from one or more equity offerings to redeem up to $192,500 of the aggregate principal amount of the notes at a redemption price of 107.875% plus accrued and unpaid interest. In addition, at any time from March 1, 2013 to May 1, 2015, but not more than once in any twelve-month period, the Company may redeem up to $55,000 of the aggregate principal amount of the notes at a redemption price of 103% plus accrued and unpaid interest. In addition, at any time prior to May 1, 2015, the Company may redeem all or part of the notes, at a redemption price of 100% plus a “make-whole” premium equal to the greater of a) 1% of the principal amount, or b) the excess of i) the present value at the redemption rate of 105.906% of the principal amount redeemed calculated using a discount rate equal to the treasury rate (as defined) plus 50 basis points, over ii) the principal amount of the notes. On or after May 1, 2015, the Company may redeem all or part of the notes during the twelve month periods ended April 30, 2016, 2017 and 2018 at redemption prices of 105.906%, 103.938% and 101.969%, respectively, plus accrued and unpaid interest. Subsequent to May 1, 2018, the Company may redeem the 2019 Notes at the redemption price of 100% plus accrued and unpaid interest. In the event of a Change in Control (as defined), the Company is required to make an offer to purchase the 2019 Notes at a redemption price of 101%, plus accrued and unpaid interest.

The 2019 Notes are guaranteed, jointly and severally, by Viasystems Group, Inc. and all of Viasystems, Inc.’s current and future domestic subsidiaries (the “Guarantors”). The 2019 Notes are collateralized by all of the equity interests of each of the Guarantors, and each existing and subsequently acquired domestic subsidiary and certain, foreign subsidiaries (as defined), and by liens on substantially all of Viasystems, Inc.’s and the Guarantors’ assets.

The indenture governing the 2019 Notes contains restrictive covenants which, among other things, limit the ability of the Company and certain of its subsidiaries, including of Viasystems, Inc. and the guarantors, to: a) incur additional indebtedness or issue disqualified stock or preferred stock; b) create liens, c) pay dividends, make investments or make other restricted payments; d) sell assets; e) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and f) enter into certain transactions with affiliates.

Senior Secured Notes due 2015

On May 30, 2012, the Company redeemed all of its outstanding 2015 Notes at a redemption price of 107.4% plus accrued interest. In connection with the redemption of the 2015 Notes, the Company incurred a loss on the early extinguishment of debt of $24,234.

Senior Secured 2010 Credit Facility

The Company’s senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility”) provides a secured revolving credit facility in an aggregate principal amount of up to $75,000 with an initial maturity of four years. As of June 30, 2012, the Senior Secured 2010 Credit Facility was undrawn, the Company had issued letters of credit totaling $433 under the facility, and approximately $55,168 was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

The Company’s unsecured revolving credit facility between its Kalex Multi-layer Circuit Board (Zhongshan) Limited subsidiary and China Construction Bank, Zhongshan Branch (the “Zhongshan 2010 Credit Facility”), provides for borrowing denominated in Renminbi (“RMB”) and foreign currency including the U.S. dollar. As of June 30, 2012, $10,000 in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of LIBOR plus 4.9%, and approximately $29,528 of the facility was unused and available.

Huiyang 2009 Credit Facility

The Company’s secured revolving credit facility between its Merix Printed Circuits Technology Limited (Huiyang) subsidiary and Industrial and Commercial Bank of China, Limited (“ICBC”) (the “Huiyang 2009 Credit Facility”) provides for borrowings denominated in RMB and foreign currencies, including the U.S. dollar. As of June 30, 2012, the Huiyang 2009 Credit Facility was undrawn, and $5,692 of the facility was unused and available.

Senior Subordinated Convertible Notes due 2013

The Company’s 4.0% senior subordinated convertible debt obligations due May 2013 (the “2013 Notes”) are convertible at the option of the holder into shares of the Company’s common stock at a ratio of 7.367 shares per $1,000 principal amount, subject to certain adjustments, which is equivalent to a conversion price of $135.74 per share. The 2013 Notes are general unsecured obligations of the Company and are subordinate in right of payment to all the Company’s existing and future senior debt. As of June 30, 2012, $895 aggregate principal amount of the 2013 Notes was outstanding.

North America Mortgage Loans

In connection with the DDi Acquisition, the Company assumed mortgage loans which had been used historically to finance the acquisition, construction and improvement of certain of DDi’s manufacturing facilities. These loans include:

Toronto Mortgages

The Company’s mortgage loans with Business Development Bank of Canada (“BDC”) consists of two loan agreements, one denominated in U.S. dollars and the second denominated in Canadian dollars, which are secured by the land, building and certain equipment at the Company’s manufacturing facility in Toronto, Canada. The loan agreements contain a covenant requiring maintenance of an available funds coverage ratio of 1.5. As of June 30, 2012, the balance of the U.S. dollar loan was $1,430. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.75% (3.35% as of June 30, 2012), requires monthly principal and interest payments of approximately $40, and will mature in September 2028. As of June 30, 2012, the U.S. dollar equivalent balance of the Canadian dollar loan was $4,207. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.4% (4.25% as of June 30, 2012), requires monthly principal and interest payments of approximately $36, and will mature in October 2015.

Anaheim Mortgage

The Company’s mortgage loan with Wells Fargo Bank is secured by the land and building at the Company’s manufacturing facility in Anaheim, California which is currently under construction. The loan agreement contains a covenant requiring maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.0. As of June 30, 2012, the balance of the loan was $5,581. The loan bears interest at a fixed rate of 4.326%, requires monthly principal and interest payments of approximately $43, and will mature in March 2019, when a balloon principal payment of $3,446 will be due.

Cuyahoga Falls Mortgage

The Company’s mortgage loan with Zions Bank is secured by the land and building of the Company’s manufacturing facility in Cuyahoga Falls, Ohio. As of June 30, 2012, the balance of the loan was $1,473. The loan bears interest at a variable rate equal to the Federal Home Loan Bank of Seattle prime rate plus 2% (7.07% as of June 30, 2012), requires monthly principal and interest payments of approximately $11, and will mature in November 2032.

Littleton Mortgage

The Company’s mortgage loan with GE Real Estate is secured by the land and building at the Company’s manufacturing facility in Littleton, Colorado. As of June 30, 2012, the balance of the loan was $1,289. The loan bears interest at a fixed rate of 7.55%, requires monthly principal and interest payments of approximately $11, and will mature in July 2032.

North Jackson Mortgage

The Company’s mortgage loan with Key Bank is secured by the land and building at the Company’s manufacturing facility in North Jackson, Ohio. As of June 30, 2012, the balance of the loan was $663. The loan agreement contains a covenant requiring maintenance of a minimum operating cash flow to fixed charge ratio of 1.0 to 1.0. The loan bears interest at a variable rate of LIBOR plus 1.5% (1.74% as of June 30, 2012), requires monthly principal and interest payments of approximately $21, and will mature in April 2015.

6.	Restructuring and Impairment

The reserve for restructuring activities at June 30, 2012, includes accruals for liabilities incurred as part of i) restructuring activities initiated during the first quarter of 2012 to consolidate the Company’s PCB manufacturing operations in Huizhou, China into the Company’s other PCB manufacturing facilities in China and to consolidate the Company’s E-M Solutions manufacturing operations in Qingdao, China into the Company’s other E-M Solutions manufacturing operations in China (the “2012 Restructuring”) and ii) plant shutdowns and downsizings which occurred in 2001 through 2005 as a result of the economic downturn that began in 2000 (the “2001 Restructuring”). As of June 30, 2012, the reserve for restructuring and impairment charges includes $8,546 and $1,042, related to the 2012 Restructuring and the 2001 Restructuring, respectively.

The following tables summarize changes in the reserve for restructuring charges for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012
	Reserve at 12/31/11	Net Charges	Cash Payments	Adjustments		Reserve at 6/30/12
Restructuring Activities:
Personnel and severance	$190	$8,879	$(418)	$—		$8,651
Lease and other contractual commitments	952	66	(110)	29	(a)	937

Total restructuring charges	$1,142	$8,945	$(528)	$29		$9,588

	Six Months Ended June 30, 2011
	Reserve at 12/31/10	Net Charges	Cash Payments	Adjustments		Reserve at 6/30/11
Restructuring Activities:
Personnel and severance	$445	$(134)	$(106)	$—		$205
Lease and other contractual commitments	1,277	—	(471)	16	(a)	822

Total restructuring charges	$1,722	$(134)	$(577)	$16		$1,027

(a)	Represents accretion of interest on discounted restructuring liabilities.

During the three and six months ended June 30, 2012, the Company recognized $1,952 and $8,382, respectively, of restructuring charges in its Printed Circuit Boards segment and $6 and $563, respectively, of restructuring charges in its Assembly segment. Restructuring charges incurred in the Printed Circuit Boards segment during the three and six months ended June 30, 2012, included $1,753 and $8,183, respectively, related to the previously announced closure of its Huizhou, China facility and $199 in both periods related to restructuring activities associated with integrating the newly acquired DDi business. Restructuring charges incurred in the Assembly segment during the three and six months ended June 30, 2012, related to the previously announced closure of the Company’s Qingdao, China facility.

The Huizhou facility is expected to cease operations during the second half of 2012, and the Company expects that the total related restructuring charges will be in the range of $12,000 to $14,000, of which approximately $10,000 will relate to personnel and severance and $2,000 to $4,000 will relate to leases and other costs. During the second quarter of 2012, the Company initiated certain actions to realize cost synergies it had identified in connection with the integration of the DDi business. These actions are primarily expected to include staff reductions, and the Company expects that the total related restructuring charges will not exceed $5,000. The Qingdao facility ceased operations on July 27, 2012, and the facility is expected to be decommissioned and returned to its landlord during the third quarter of 2012. The Company expects that the total related restructuring charges will be approximately $700, of which $600 will relate to personnel and severance and $100 will relate to other costs.

During the six months ended June 30, 2011, the Company reversed $134 of restructuring charges in its Printed Circuit Boards segment related to excess severance costs which had been accrued in connection with its 2010 acquisition of Merix Corporation.

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

The Company recognizes all such derivative contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value (see Note 1) through adjustments to other comprehensive income, current earnings, or both, as appropriate. Accumulated other comprehensive income as of June 30, 2012, and December 31, 2011, included deferred losses on derivatives of $2,064, (net of taxes of $128) and net deferred gains on derivatives of $528 (net of taxes of $435), respectively. As of June 30, 2012, approximately $1,427 of the deferred loss represents derivative contracts which will settle during the next twelve months.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of open derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs (see Note 1). As of June 30, 2012, and December 31, 2011, all of the Company’s derivative contracts were in the form of Chinese RMB foreign exchange forward contracts and cross-currency swaps which were designated and qualified as cash flow hedging instruments. The following table summarizes the Company’s outstanding derivative contracts:

	June 30, 2012	December 31, 2011
Notional amount in thousands of Chinese RMB	2,382,532	2,303,640
Weighted average remaining maturity in months	6.9	6.4
Weighted average exchange rate to one U.S. Dollar	6.35	6.35

The realized gain or loss upon the settlement of foreign exchange forward contracts is recorded in cost of goods sold at the time of settlement. For the three and six months ended June 30, 2012, gains of $585 and $1,435, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts and cross-currency swaps. For the three and six months ended June 30, 2011, gains of $743 and $813, respectively, were recorded in cost of goods sold related to the settlement of foreign exchange forward contracts and cross-currency swaps.

8.	Stock-based Compensation

Stock compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$154	$128	$314	$258
Selling, general and administrative	2,515	2,211	4,876	3,646

	$2,669	$2,339	$5,190	$3,904

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2012 and 2011:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,676,812	$36.00	1,194,640	$43.13
Granted	303,462	18.52	521,784	20.41
Exercised	—	—	—	—
Forfeited	(39,053)	65.79	(48,926)	28.99

Outstanding at June 30,	1,941,221		1,667,498	36.44

Options exercisable at June 30,	1,137,297	$41.59	588,461	$64.80

The weighted average fair value of stock options granted during the six months ended June 30, 2012 and 2011, was $9.16 and $10.21, respectively, estimated on the date of the grants using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011
Expected life of options	4.34 years	4.34 years
Risk free interest rate	0.77% to 0.85%	1.96% to 2.39%
Expected volatility of stock	62.12% to 62.75%	60.72% to 61.43%
Expected dividend yield	None	None

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

The following table summarizes information regarding outstanding stock options as of June 30, 2012:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted average remaining contractual life	Weighted average exercise price	Number of options	Weighted average exercise price
$ 14.42 to $18.94	326,462	6.5 years	$18.03	21,330	$14.42
$ 20.38 to $21.04	510,283	5.6 years	20.41	245,856	20.38
$ 21.88 to $24.00	926,838	4.8 years	21.89	692,473	21.89
$ 150.99	177,638	1.7 years	150.99	177,638	150.99

	1,941,221	5.0 years	$32.67	1,137,297	$41.59

Restricted Stock Awards

The following table summarizes restricted stock activity for the six months ended June 30, 2012 and 2011:

	2012		2011
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Outstanding at beginning of year	405,595	$18.05	257,932	$16.60
Granted	226,159	19.26	154,519	20.41
Vested	(10,406)	18.13	—	—
Forfeited	(3,579)	21.04	—	—

Outstanding at June 30,	617,769	$18.48	412,451	$18.03

Performance Share Units

Performance share units are expensed ratably over the requisite service period, based on the probability of achieving the performance objectives, with changes in expectations recognized as an adjustment to earnings in the period of the change.

In February 2012, the Company awarded 139,343 performance share units. The performance objectives for these awards are based on the achievement of targeted levels of Adjusted EBITDA and return on invested capital, as measured over a period of three to five years. The performance share units vest only if the performance objectives of the awards are achieved, and vested shares may range from zero to 200% of the original grant, depending upon the Company’s actual results as compared with the performance objectives.

The following table summarizes performance share unit activity for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested, beginning of year	—	$—
Granted	139,343	18.42
Vested	—	—
Forfeited	—	—
Nonvested, at June 30, 2012	139,343	$18.42

No performance share units were granted in 2011.

9.	Income Taxes

The Company’s income tax provision relates to i) taxes provided on its pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies. Taxes provided on pre-tax income relate primarily to the Company’s profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, the Company has not recognized income tax benefits in those jurisdictions for certain expenses, including the Company’s substantial interest expense.

For the three and six months ended June 30, 2012, the Company’s tax provision includes net expense of $6,645 and $8,841, respectively, related to pre-tax earnings, and a net benefit of $1,303 and $1,283, respectively, related to other tax matters. As a result of the DDi Acquisition and the redemption of the 2015 Notes, the Company changed its judgment of the expected realization of tax loss carryforwards, and for both the three and six months ended June 30, 2012, the portion of the tax provision related to pre-tax earnings included an increase to the valuation allowance for deferred tax assets of $3,700. For the three and six months ended June 30, 2012, the portion of the tax provision related to other tax matters included reversals of $1,918 and $2,666, respectively, of uncertain tax positions due to lapsing of the applicable statute of limitations. For the three and six months ended June 30, 2011, the Company’s tax provision included net expense of $3,840 and $7,721, respectively, related to its pre-tax earnings and a net benefit of $529 and $4,999, respectively, related to other tax matters, which for the three and six months ended June 30, 2011, include reversals of $745 and $6,005, respectively, of uncertain tax positions due to lapsing of the applicable statute of limitations.

10.	Business Segment Information

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

Total assets by segment are as follows:

	June 30, 2012	December 31, 2011
Total assets:
Printed Circuit Boards	$993,110	$688,616
Assembly	104,958	105,668
Other	90,322	44,965

	$1,188,390	$839,249

Net sales and operating income (loss) by segment, together with a reconciliation to income before income taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales to external customers:
Printed Circuit Boards	$240,414	$215,160	$453,485	$407,883
Assembly	56,447	55,584	105,465	101,571

Total	$296,861	$270,744	$558,950	$509,454

Intersegment sales:
Printed Circuit Boards	$2,155	$2,828	$4,032	$6,330
Assembly	—	—	—	—

Total	$2,155	$2,828	$4,032	$6,330

Operating income (loss):
Printed Circuit Boards	$15,080	$12,367	$22,095	$22,415
Assembly	1,636	2,872	792	4,336
Other	(7,978)	(99)	(8,990)	(421)

Total	8,738	15,140	13,897	26,330
Interest expense, net	12,144	7,225	19,496	14,433
Amortization of deferred financing costs	766	504	1,270	1,008
Loss on early extinguishment of debt	24,234	—	24,234	—
Other, net	(710)	532	(486)	821

(Loss) income before income taxes	$(27,696)	$6,879	$(30,617)	$10,068

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, global economic conditions, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our substantial indebtedness, risks associated with integration of DDi and our ability to comply with the terms thereof and being controlled by VG Holdings, LLC (“VG Holdings”). Please refer to the “Risk Factors” section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2011, for additional factors that could materially affect our financial performance.

Recent Developments

The DDi Acquisition

On May 31, 2012, we acquired DDi Corp. (“DDi”) in an all cash purchase transaction pursuant to which DDi became our wholly owned subsidiary (the “DDi Acquisition”). DDi was a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and Canada. The DDi Acquisition increased our PCB manufacturing capacity by adding seven additional PCB production facilities, added flexible circuit manufacturing capabilities and enhanced our North American quick-turn services capability. The total consideration we paid in the merger was $282.0 million. On a preliminary basis, we have recorded the assets acquired and liabilities assumed from DDi at their estimated fair values.

Issuance of Senior Secured Notes due 2019 and Redemption of Senior Secured Notes due 2015

On April 30, 2012, our subsidiary, Viasystems, Inc., completed a private offering of $550.0 million of 7.875% Senior Secured Notes due 2019 (the “2019 Notes”). On May 30, 2012, Viasystems, Inc. redeemed all of its outstanding $220.0 million aggregate principal amount of 12.0% senior secured notes due 2015 (the “2015 Notes”) at a redemption price of 107.4% plus accrued interest. In connection with the redemption of the 2015 Notes, we incurred a loss on the early extinguishment of debt of $24.2 million, which included a call premium of $16.3 million, the write-off of unamortized original issue discount of $4.1 million and the write-off of unamortized deferred financing fees of $3.8 million.

Company Overview

We are a leading worldwide provider of complex multi-layer rigid, flexible and rigid-flex printed circuit boards (“PCBs”) and electro-mechanical solutions (“E-M Solutions”). PCBs serve as the “electronic backbone” of almost all electronic equipment, and our E-M Solutions products and services integrate PCBs and other components into finished or semi-finished electronic equipment, which include custom and standard metal enclosures, metal cabinets, metal racks and sub-racks, backplanes and busbars. The components we manufacture include, or can be found in, a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, entertainment and anti-lock braking systems, telecommunications switching equipment, data networking equipment, computer storage equipment, semi-conductor test equipment, wind and solar energy applications, off-shore drilling equipment, flight control systems, military communications applications and complex industrial, medical and other technical instruments.

We have sixteen manufacturing facilities, including eight in the United States and eight located outside of the United States that allow us to take advantage of low cost, high quality manufacturing environments, while serving a broad base of customers around the globe. Our PCB products are produced in our eight domestic facilities, four of our six facilities in China and our one facility in Canada. As previously announced, during the second half of 2012 we plan to consolidate the operations of our Huizhou, China facility into our other existing China PCB facilities. Our E-M Solutions products and services are provided from our other two facilities in China and our one facility in Mexico. In addition to our manufacturing facilities, in order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States. We operate our business in two segments: Printed Circuit Boards, which includes our PCB products, and Assembly, which includes our E-M Solutions products and services.

We are a supplier to more than 1,000 original equipment manufacturers (“OEMs”) and contract electronic manufacturers (“CEMs”) in numerous end markets. Our OEM customers include industry leaders such as Agilent Technologies, Inc., Alcatel-Lucent SA, Apple Inc., Autoliv, Inc., BAE Systems, Inc., Bosch Group, Broadcom Corporation, Ciena Corporation, Cisco Systems, Inc., Continental AG, Dell Inc., Danahar Corporation, Ericsson AB, General Electric Company, Goodrich Corporation, Harris Communications, Hitachi, Ltd., Huawei Technologies Co. Ltd., L-3 Communications Holdings, Inc., Motorola Inc., NetApp, Inc., Q-Logic Corporation, Qualcomm Incorporated, Raytheon Company, Rockwell Automation, Inc., Rockwell Collins, Tellabs, Inc., TRW Automotive Holdings Corp., and Xyratex Ltd. In addition, we have good working relationships with industry-leading CEMs such as Benchmark Electronics, Inc., Celestica, Inc., Jabil Circuit, Inc. and Plexus Corp., and we supply PCBs and E-M Solutions products to these customers as well.

Business Overview

As a component manufacturer, our sales trends generally reflect the market conditions in the industries we serve. In the automotive sector, we are adding capacity at our principal automotive qualified PCB manufacturing facilities i) in preparation for the closure of our manufacturing facility in Huizhou, China during the second half of 2012 and ii) in anticipation of long-term demand trends in the global automotive electronics market, which according to Prismark Partners LLC, a leading PCB industry research firm, is expected to grow at a compound annual growth rate of 7.3% from 2011 to 2015. Market growth of automotive electronics is expected to be driven primarily by growth in worldwide vehicle sales, particularly to customers in emerging markets such as China, increased sales of hybrid and electric vehicles, and increased electronic content per vehicle. In the industrial & instrumentation market, we have experienced increased demand from our broad base of customers, and we expect sales trends in this diverse market will follow global economic trends. The telecommunications end-user market remains dynamic as the customers we supply produce a mixture of products which include both new cutting edge applications as well as more mature products with varying levels of demand. We continue to try to position ourselves to take advantage of growth opportunities related to the introduction of next generation wireless technology standards, but this portion of the market has been slow to develop. In the computer and datacommunications end market, we continue to pursue new customers and programs for both our Printed Circuit Boards and Assembly segments, especially in the high-end server and storage sectors. In the military and aerospace market, we continue to pursue market share gains as a result of continuing customer qualification activity; however, overall demand trends in this market have been negatively impacted by the ongoing budget debate in Washington. While we believe the long-term growth prospects for our PCB and E-M Solutions products remains solid, economic uncertainty continues to exist, and our visibility to future demand trends and pricing pressures remains limited.

With the acquisition of DDi, we have begun to market our high-volume, low-price China PCB manufacturing facilities to legacy DDi customers who had primarily purchased quick-turn PCBs as part of prototype development programs. At the same time, we have begun to market our newly acquired flexible circuit capabilities and expanded North America quick-turn capabilities to legacy Viasystems customers. In addition, we have begun to integrate the newly acquired North America PCB facilities into our global PCB operations and have, for example, been able to manage capacity constraints at one facility by shifting production to another.

Results of Operations

Three Months Ended June 30, 2012, Compared with the Three Months Ended June 30, 2011

Net Sales. Net sales for the three months ended June 30, 2012, were $296.9 million, representing a $26.2 million, or 9.6%, increase from net sales during the same period in 2011. Driving this increase were sales from new manufacturing and distribution facilities acquired in the DDi Acquisition, as well as an increased sales at legacy Viasystems Printed Circuit Boards and Assembly facilities. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales increased by approximately $4.0 million or 1.2% to $341.0 million for the three months ended June 30, 2012, as compared with the same period in 2011.

Net sales by end-user market for the three months ended June 30, 2012 and 2011, on i) a historical basis and ii) a pro forma basis as if the DDi Acquisition had been completed on January 1, 2011, were as follows:

	Historical		Pro Forma
End-User Market (dollars in millions)	2012	2011	2012	2011
Automotive	$102.8	$100.7	$103.4	$101.3
Industrial & Instrumentation	82.7	72.0	99.6	96.4
Computer and Datacommunications	47.0	36.4	55.9	49.5
Telecommunications	46.3	51.2	50.9	58.2
Military and Aerospace	18.1	10.4	31.2	31.6

Total Net Sales	$296.9	$270.7	$341.0	$337.0

Our net sales of products for end use in the automotive market increased by approximately $2.1 million, or 2.1%, during the three months ended June 30, 2012, compared with the same period in 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this market increased by approximately $2.1 million, or 2.0%, to $103.4 million for the three months ended June 30, 2012, as compared with the same period in 2011. The increase was a result of increased global demand from our automotive customers and price increases implemented during the second quarter of 2011, partially offset by reduced sales to customers that are transitioning a portion of their business to other suppliers.

Net sales of products ultimately used in the industrial & instrumentation markets for the three months ended June 30, 2012, increased by approximately $10.7 million, or 14.7%, compared with the same period in 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this market increased by approximately $3.2 million, or 3.3%, to $99.5 million for the three months ended June 30, 2012, as compared with the same period in 2011. The increase in net sales was driven primarily by increased global demand across our broad base of existing industrial and instrumentation customers, including wind power related programs, price increases implemented during the second half of 2011, and new customer and program wins, partially offset by a decline in sales in elevator controls related programs.

During the second quarter of 2012, net sales of our products for use in the computer and datacommunications market increased by approximately $10.6 million, or 29.3%, as compared with the same period in the prior year. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this market increased by approximately $6.4 million, or 12.9%, to $55.9 million for the three months ended June 30, 2012, as compared with the same period in 2011. The increase was driven by increased demand and sales associated with new customers and programs.

Net sales of products ultimately used in the telecommunications market decreased by approximately $4.9 million, or 9.6%, for the quarter ended June 30, 2012, as compared with the quarter ended June 30, 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this market decreased by approximately $7.3 million, or 12.5%, to $50.9 million for the three months ended June 30, 2012, as compared with the same period in 2011. The sales decline was primarily a result of reduced demand for certain programs we supply, partially offset by new program wins. While we have seen some sequential improvement in the global telecommunications market as compared to the first quarter of 2012, this industry remains volatile.

Net sales to the military and aerospace end-user market increased $7.7 million, or 73.4%, to $18.1 million for the quarter ended June 30, 2012, as compared with the quarter ended June 30, 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this market decreased by approximately $0.4 million, or 1.3%, to $31.2 million for the three months ended June 30, 2012, as compared with the same period in 2011. The pro forma sales decline is a result of ongoing budget pressures on U.S. government defense spending which has continued to hamper demand and apply downward pricing pressures.

Net sales by segment for the three months ended June 30, 2012 and 2011, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2012	2011	2012	2011
Printed Circuit Boards	$242.6	$217.9	$286.7	$284.2
Assembly	56.5	55.6	56.5	55.6
Eliminations	(2.2)	(2.8)	(2.2)	(2.8)

Total Net Sales	$296.9	$270.7	$341.0	$337.0

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended June 30, 2012, increased by $24.7 million, or 11.3%, to $242.6 million. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, Printed Circuit Boards segment net sales increased by approximately $2.5 million, or 0.9%, to $286.7 million for the three months ended June 30, 2012, as compared with the same period in 2011. The increase was a result of increases in net sales in our automotive and computer and datacommunications end-user markets, partially offset by a decline in net sales in our industrial & instrumentation and telecommunications end-user markets.

Assembly segment net sales increased by $0.9 million, or 1.6%, to $56.5 million for the three months ended June 30, 2012, compared with the second quarter of 2011. The increase was primarily the result of improved demand in wind power and industrial manufacturing equipment programs in our industrial & instrumentation end-user market, partially offset by reduced demand in our telecommunications end-user market and reduced demand in elevator controls related programs in our industrial & instrumentation market.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations and comprehensive income for the three months ended June 30, 2012, was $235.6 million, or 79.3%, of consolidated net sales. This represents a 1.8 percentage point improvement from the 81.1% of consolidated net sales for the second quarter of 2011. In accordance with purchase accounting rules, the inventory acquired from DDi as part of the DDi Acquisition was written up to its fair value, which for work in progress and finished goods approximated its selling price less an estimated profit from the selling effort. As a result, cost of goods sold during the second quarter of 2012 reflected the inventory fair value adjustment of approximately $3.9 million, which negatively impacted the ratio of cost of goods sold to net sales. Excluding this adjustment, cost of goods sold relative to consolidated net sales improved by 3.1 percentage points to 78.0% for the three months ended June 30, 2012, as compared to the same period in 2011.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs. Our results for the first half of 2012 reflect increased incentive compensation costs and a stabilization of material and labor costs which had increased in 2011. While we expect short-term stability in labor costs, with anticipated changes in minimum wage laws in China, we expect our labor costs will increase during the rest of 2012.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. Costs as a percentage of sales during the quarter were negatively impacted by increased overhead costs at our Juarez, Mexico facility as it prepares for new product introductions at its new larger location.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $11.9 million, or 62.1%, to $31.2 million for the three months ended June 30, 2012, compared to the same period in the prior year. The increase in selling, general and administrative costs is a result of professional fees and other costs associated with the DDi Acquisition, costs associated with new manufacturing and administrative sites acquired with the DDi Acquisition and increased incentive compensation costs.

Depreciation. Depreciation expense for the three months ended June 30, 2012, was $18.6 million, including $17.5 million related to our Printed Circuit Boards segment and $1.1 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $2.1 million, or 13.9%, compared to the same period last year primarily as a result of increased investments in new equipment during the past twelve months and the effect of additional depreciation during the period on fixed assets acquired through the DDi Acquisition as compared to the same period in 2011. Depreciation expense in our Assembly segment was essentially unchanged as compared to the same period last year.

Restructuring and Impairment. During the three months ended June 30, 2012, we recognized $2.0 million of restructuring charges in our Printed Circuit Boards segment which included $1.8 million related to the announced closure of our Huizhou, China facility and $0.2 million related to the integration of the newly acquired DDi business.

The district where our Huizhou facility is located is being redeveloped away from industrial use, and we are unable to renew our lease of the facility beyond its December 31, 2012, expiration date. We are in the process of transitioning this facility’s customers to our other China PCB facilities. The Huizhou facility is expected to cease operations during the second half of 2012, and we expect the total related restructuring charges will be in the range of $12.0 million to $14.0 million, of which approximately $10.0 million will relate to personnel and severance and $2.0 million to $4.0 million will relate to leases and other costs.

In connection with the integration of the DDi business, we identified potential annualized cost synergies of approximately $10.0 million, and during the second quarter of 2012 we initiated certain actions to realize these cost synergies. These actions are primarily expected to include staff reductions, and we expect that the total related restructuring charges will not exceed $5,000. In addition, at the time of the DDi Acquisition, DDi Corp. was in the process of building a new manufacturing facility in Anaheim, California with plans to relocate its existing Anaheim operations from a leased facility. We expect the new facility will be completed and the Anaheim operations will be relocated around the end of 2012. In connection with the relocation of the Anaheim operations, we expect to incur restructuring costs in our Printed Circuit Boards segment of approximately $1.0 million.

Our Qingdao, China facility had primarily operated as a satellite facility supporting the operations of our E-M Solutions facility in Shanghai, China. In order to achieve operational efficiencies and cost reductions, we consolidated the operations of the Qingdao facility into our other E-M Solutions facilities in China. The Qingdao facility ceased operations on July 27, 2012, and the facility is expected to be decommissioned and returned to its landlord during the third quarter of 2012. We expect the total related restructuring charges will be approximately $0.7 million, of which $0.6 million will relate to personnel and severance and $0.1 million will relate to other costs.

Operating Income. Operating income of $8.7 million for the three months ended June 30, 2012, represents a decrease of $6.4 million compared to operating income of $15.1 million for the three months ended June 30, 2011. The primary sources of operating income (loss) for the three months ended June 30, 2012 and 2011, were as follows:

Source (dollars in millions)	2012	2011
Printed Circuit Boards segment	$15.1	$12.3
Assembly segment	1.6	2.9
Other	(8.0)	(0.1)

Operating income	$8.7	$15.1

Operating income from our Printed Circuit Boards segment increased by $2.8 million to $15.1 million for the three months ended June 30, 2012, compared to $12.3 million for the same period in the prior year. The increase is primarily the result of increased sales volume and lower cost of goods sold relative to sales, partially offset by increased restructuring, selling, general and administrative costs and depreciation costs. Operating income during the second quarter of 2012 reflected a one-time inventory fair value adjustment of approximately $3.9 million related to the DDi Acquisition, which negatively impacted cost of goods sold.

Operating income from our Assembly segment was $1.6 million for the three months ended June 30, 2012, compared to $2.9 million in the second quarter of 2011. The decrease is primarily the result of restructuring cost associated with the closure of our Qingdao, China facility and increased overhead costs at our Juarez, Mexico facility as it prepares for new product introductions at its new larger facility.

The $8.0 million operating loss in the “Other” segment for the three months ended June 30, 2012, relates to professional fees and other expenses associated with the DDi Acquisition.

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

Reconciliations of operating income to Adjusted EBITDA for the three months ended June 30, 2012 and 2011, were as follows:

	Three Months Ended June 30,
Source (dollars in millions)	2012	2011
Operating income	$8.7	$15.1
Add-back:
Depreciation and Amortization	19.4	16.8
Costs relating to acquisitions and equity registrations	11.9	0.1
Non-cash stock compensation expense.	2.7	2.3
Restructuring and impairment	2.0	—

Adjusted EBITDA	$44.7	$34.3

Adjusted EBITDA increased by $10.4 million, or 30.1%, primarily as a result of higher sales levels and an adjusted 3.1 percentage point improvement in costs of goods sold relative to net sales, partially offset by an increase in selling, general and administrative costs.

Interest Expense, Net. Interest expense, net of interest income, was $12.1 million for the three month period ended June 30, 2012, compared with $7.2 million, for the quarter ended June 30, 2011. On April 30, 2012, we issued $550.0 million in aggregate principal amount of 7.875% senior secured notes due 2019 and on May 30, 2012, we redeemed our $220.0 million in the aggregate principal amount of 12.0% Senior Secured Notes due 2015. The increase in interest expense is primarily due to i) interest expense incurred during the one month period when both the 2019 Notes and the 2015 Notes were outstanding and ii) the incremental interest expense associated with the 2019 Notes over the 2015 Notes.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies. Taxes provided on pre-tax income relate primarily to our profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for certain expenses, including our substantial interest expense. For the three months ended June 30, 2012, our tax provision included net expense of $6.6 million related to our pre-tax earnings, and a net benefit of $1.3 million related to other tax matters, which included a reversal of $1.9 million of uncertain tax positions due to the lapsing of the applicable statute of limitation. As a result of the DDi Acquisition and the redemption of the 2015 Notes, we changed our judgment of the expected realization of tax loss carryforwards, and for the three months ended June 30, 2012, the portion of the tax provision related to pre-tax earnings included a net increase to the valuation allowance for deferred tax assets of $3.7 million. For the three months ended June 30, 2011, our tax provision includes net expense of $3.8 million related to pre-tax earnings, and a net benefit of $0.5 million related to other tax matters, including a reversal of $0.7 million of uncertain tax positions due to lapsing of applicable statute of limitations.

Six Months Ended June 30, 2012, Compared with the Six Months Ended June 30, 2011

Net Sales. Net sales for the six months ended June 30, 2012, were $559.0 million, representing a $49.5 million, or 9.7%, increase from net sales during the same period in 2011. Driving this increase were sales from new manufacturing and distribution facilities acquired in the DDi Acquisition, as well as increased sales at legacy Viasystems Printed Circuit Boards and Assembly facilities. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales increased by approximately $29.9 million or 4.6% to $672.0 million for the six months ended June 30, 2012, as compared with the same period in 2011.

Net sales by end-user market for the six months ended June 30, 2012 and 2011, on i) a historical basis and ii) a pro forma basis as if the DDi Acquisition had been completed on January 1, 2011, were as follows:

	Historical		Pro forma
End-User Market (dollars in millions)	2012	2011	2012	2011
Automotive	$207.5	$191.4	$209.3	$192.6
Industrial & Instrumentation	145.7	133.8	186.6	182.3
Computer and Datacommunications	91.1	67.7	116.3	93.7
Telecommunications	85.0	95.1	96.9	109.2
Military and Aerospace	29.7	21.5	62.9	64.3

Total Net Sales	$559.0	$509.5	$672.0	$642.1

Our net sales of products for end use in the automotive market increased by approximately $16.1 million, or 8.4%, during the six months ended June 30, 2012, compared with the same period in 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for end use in this market increased by approximately $16.7 million, or 8.7%, to $209.3 million for the six months ended June 30, 2012, as compared with the same period in 2011. The increase is a result of increased global demand from our automotive customers, price increases implemented during the second quarter of 2011 and new programs with an existing customer which began in the fourth quarter of 2011, partially offset by reduced sales to customers that are transitioning a portion of their business to other suppliers.

Net sales of products ultimately used in the industrial & instrumentation market for the six months ended June 30, 2012, increased by approximately $11.9 million, or 9.0%, compared with the same period in

2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for end use in this market increased by approximately $4.3 million, or 2.3%, to $186.6 million for the six months ended June 30, 2012, as compared with the same period in 2011. The increase in net sales was driven primarily by increased global demand across our broad base of customers, including wind power related programs, price increases implemented during the second half of 2011 and new customer and program wins, partially offset by a decline in sales in elevator controls related programs and inventory corrections at one of our larger customers.

During the first six months of 2012, net sales of our products for use in the computer and datacommunications market increased by approximately $23.4 million, or 34.6%, as compared with the same period in the prior year. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this end market increased by approximately $22.6 million, or 24.0%, to $116.3 million for the six months ended June 30, 2012, as compared with the same period in 2011. The increase was driven by increased global demand and new customer and programs wins.

Net sales of products ultimately used in the telecommunications market decreased by approximately $10.1 million, or 10.6%, for the six months ended June 30, 2012, as compared with the six months ended June 30, 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this end market decreased by approximately $12.3 million, or 11.3%, to $96.9 million for the six months ended June 30, 2012, as compared with the same period in 2011. The sales decline is primarily a result of reduced demand for certain programs we supply, partially offset by last-buy sales increases on end-of-life programs and new program wins. While we have seen some improvement in the global telecommunications market as 2012 has progressed, this industry remains volatile.

Net sales to the military and aerospace end-user market increased $8.2 million, or 37.8%, to $29.7 million for the six months ended June 30, 2012, as compared with the six months ended June 30, 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in the military and aerospace end-user market decreased by approximately $1.4 million, or 2.2%, to $62.9 million for the six months ended June 30, 2012, as compared with the same period in 2011. The pro forma sales decline is a result of ongoing budget pressures on U.S. government defense spending which has continued to hamper demand and apply downward pricing pressures.

Net sales by segment for the six months ended June 30, 2012 and 2011, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2012	2011	2012	2011
Printed Circuit Boards	$457.5	$414.2	$570.5	$546.8
Assembly	105.5	101.6	105.5	101.6
Eliminations	(4.0)	(6.3)	(4.0)	(6.3)

Total Net Sales	$559.0	$509.5	$672.0	$642.1

Printed Circuit Boards segment net sales, including intersegment sales, for the six months ended June 30, 2012, increased by $43.3 million, or 10.5%, to $457.5 million. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, Printed Circuit Boards segment net sales, including intersegment sales, for the six months ended June 30, 2012, increased by $23.7 million, or 4.3%, as compared with the same period in the prior year. This increase is a result of increases in net sales in our automotive and computer and datacommunications end-user markets, partially offset by a decline in net sales in our industrial & instrumentation, telecommunications and military and aerospace end-user markets.

Assembly segment net sales increased by $3.9 million, or 3.8%, to $105.5 million for the six months ended June 30, 2012, compared with the first half of 2011. The increase was primarily the result of improved demand in wind power and industrial manufacturing equipment programs in our industrial &

instrumentation end-user market, partially offset by reduced demand in our telecommunications end-user market and reduced demand in elevator controls related programs in our industrial & instrumentation market.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations and comprehensive income for the six months ended June 30, 2012, was $446.6 million, or 79.9%, of consolidated net sales. This represents a 1.1 percentage point improvement from the 81.0% of consolidated net sales for the first half of 2011. In accordance with purchase accounting rules, the inventory acquired from DDi as part of the DDi Acquisition was written up to its fair value, which for work in progress and finished goods approximated its selling price less an estimated profit from the selling effort. As a result, cost of goods sold during the first half of 2012 reflected the inventory fair value adjustment of approximately $3.9 million, which negatively impacted the ratio of cost of goods sold to net sales. Excluding this adjustment, cost of goods sold relative to consolidated net sales improved by 1.8 percentage points to 79.2%.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs. Our results for the first half of 2012 reflect increased incentive compensation costs and a stabilization of material and labor costs which had increased in 2011. While we expect short-term stability in labor costs, with anticipated changes in minimum wage laws in China, we expect our labor costs will increase during the rest of 2012.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. Costs as a percentage of sales during the first half of 2012 were negatively impacted by inefficiencies and inventory write-downs associated with the closure of our Qingdao, China facility and increased overhead costs at our Juarez, Mexico facility as it prepares for new product introductions at its new larger location.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $15.3 million, or 40.8%, to $52.7 million for the six months ended June 30, 2012, compared to the same period in the prior year. The increase in selling, general and administrative costs is a result of professional fees and other costs we began to incur relating to the DDi Acquisition, costs associated with new manufacturing, sales and administrative sites acquired with the DDi Acquisition, increased non-cash stock compensation expense and increased incentive compensation costs, partially offset by costs associated with management meetings that occurred in 2011 but not in 2012.

Depreciation. Depreciation expense for the six months ended June 30, 2012, was $35.6 million, including $33.4 million related to our Printed Circuit Boards segment and $2.2 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $3.4 million, or 10.9%, compared to the same period last year primarily as a result of increased investments in new equipment during the past twelve months and the effect of additional depreciation during the period on fixed assets acquired through the DDi Acquisition as compared to the same period in 2011. Depreciation expense in our Assembly segment was essentially unchanged as compared to the same period last year.

Restructuring and Impairment. During the six months ended June 30, 2012, we recognized $8.3 million of restructuring charges in our Printed Circuit Boards segment and $0.6 million of restructuring charges in our Assembly segment. Restructuring charges incurred in the Printed Circuit Boards segment included $8.1 million related to the previously announced closure of our Huizhou, China facility and $0.2 million related to restructuring activities associated with integrating the newly acquired DDi business; and restructuring charges incurred in the Assembly segment related to the previously announced closure of our Qingdao, China facility.

The district where our Huizhou facility is located is being redeveloped away from industrial use, and we are unable to renew our lease of the facility beyond its December 31, 2012, expiration date. We are in the process of transitioning this facility’s customers to our other China PCB facilities. The Huizhou facility is expected to cease operations during the second half of 2012, and we expect the total related restructuring charges will be in the range of $12.0 million to $14.0 million, of which approximately $10.0 million will relate to personnel and severance and $2.0 million to $4.0 million will relate to leases and other costs.

In connection with the integration of the DDi business, we identified potential annualized cost synergies of approximately $10.0 million, and during the second quarter of 2012 we initiated certain actions to realize these cost synergies. These actions are primarily expected to include staff reductions, and we expect that the total related restructuring charges will not exceed $5,000. In addition, at the time of the DDi Acquisition, DDi Corp. was in the process of building a new manufacturing facility in Anaheim, California with plans to relocate its existing Anaheim operations from a leased facility. We expect the new facility will be completed and the Anaheim operations will be relocated around the end of 2012. In connection with the relocation of the Anaheim operations, we expect to incur restructuring costs in our Printed Circuit Boards segment of approximately $1.0 million.

Our Qingdao, China facility had primarily operated as a satellite facility supporting the operations of our E-M Solutions facility in Shanghai, China. In order to achieve operational efficiencies and cost reductions, we consolidated the operations of the Qingdao facility into our other E-M Solutions facilities in China. The Qingdao facility ceased operations on July 27, 2012, and the facility is expected to be decommissioned and returned to its landlord during the third quarter of 2012. We expect the total related restructuring charges will be approximately $0.7 million, of which $0.6 million will relate to personnel and severance and $0.1 million will relate to other costs.

Operating Income. Operating income of $13.9 million for the six months ended June 30, 2012, represents a decrease of $12.4 million compared to operating income of $26.3 million of the six months ended June 30, 2011. The primary sources of operating income (loss) for the six months ended June 30, 2012 and 2011, were as follows:

Source (dollars in millions)	2012	2011
Printed Circuit Boards segment	$22.1	$22.4
Assembly segment	0.8	4.3
Other	(9.0)	(0.4)

Operating income	$13.9	$26.3

Operating income from our Printed Circuit Boards segment decreased by $0.3 million to $22.1 million for the six months ended June 30, 2012, compared to $22.4 million for the same period in the prior year. The decrease in operating income was primarily the result of increased restructuring costs, higher levels of selling, general and administrative expense and increased depreciation expense, partially offset by higher sales levels and lower levels of cost of goods sold relative to sales. Operating income during the second quarter of 2012 reflected a one-time inventory fair value adjustment of approximately $3.9 million related to the DDi Acquisition, which negatively impacted cost of goods sold.

Operating income from our Assembly segment was $0.8 million for the six months ended June 30, 2012, compared to $4.3 million in the first half of 2011. The decrease is primarily the result of restructuring costs associated with the closure of our Qingdao, China facility and increased overhead costs at our Juarez, Mexico facility as it prepares for new product introductions at its new larger facility.

The $9.0 million operating loss in the “Other” segment for the six months ended June 30, 2012, relates primarily to professional fees and other expenses associated with the DDi Acquisition. The $0.4 million operating loss in the “Other” segment for the six months ended June 30, 2011, relates primarily to professional fees associated with acquisitions and equity registrations.

Adjusted EBITDA. Reconciliations of operating income to Adjusted EBITDA for the six months ended June 30, 2012 and 2011, were as follows:

	Six Months Ended June 30,
Source (dollars in millions)	2012	2011
Operating income	$13.9	$26.3
Add-back:
Depreciation and Amortization	36.8	33.1
Costs relating to acquisitions and equity registrations	12.9	0.4
Restructuring and impairment	8.9	(0.1)
Non-cash stock compensation expense.	5.2	3.9

Adjusted EBITDA	$77.7	$63.6

Adjusted EBITDA for the first half of 2012 increased by $14.1 million, or 22.3%, as compared to the first half of 2011, primarily as a result of higher sales levels and an adjusted 1.8 percentage point increase in costs of goods sold relative to net sales, partially offset by an increase in selling, general and administrative costs.

Interest Expense, Net. Interest expense, net of interest income, was $19.5 million for the six month period ended June 30, 2012, compared to $14.4 million, for the six months ended June 30, 2011. On April 30, 2012, we issued $550.0 million in aggregate principal amount of 7.875% senior secured notes due 2019 and on May 30, 2012, we redeemed our $220.0 million in the aggregate principal amount of 12.0% senior secured notes due 2015. The increase in interest expense is primarily due to i) interest expense incurred during the one month period when both the 2019 Notes and the 2015 Notes were outstanding and ii) the incremental interest expense associated with the 2019 Notes over the 2015 Notes.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies. Taxes provided on pre-tax income relate primarily to our profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for certain expenses, including our substantial interest expense. For the six months ended June 30, 2012, our tax provision included net expense of $8.8 million related to pre-tax earnings, and a net benefit of $1.3 million related to other tax matters, which included a reversal of $2.7 million of uncertain tax positions due to lapsing of the applicable statute of limitations. As a result of the DDi Acquisition and the redemption of the 2015 Notes, we changed our judgment of the expected realization of tax loss carryforwards, and for the six months ended June 30, 2012, the portion of the tax provision related to pre-tax earnings included a net increase to the valuation allowance for deferred tax assets of $3.7 million. For the six months ended June 30, 2011, our tax provision included net expense of $7.7 million related to our pre-tax earnings, and a net benefit of $5.0 million related to other tax matters, including a reversal of $6.0 million of uncertain tax positions due to lapsing of the applicable statute of limitations.

Liquidity and Capital Resources

Cash Flow

We believe that cash flow from operations, availability on credit facilities and available cash on hand will be sufficient to fund our recurring capital expenditure requirements and other currently anticipated cash needs for the next 12 months. Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control. We cannot be assured however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under our credit facilities or that we will be able to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness.

Our principal liquidity requirements over the next twelve months will be for i) $21.7 million semi-annual interest payments required in connection with the 2019 Notes, payable in May and November each year (beginning in November 2012), ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) scheduled capital lease payments for equipment leased by our Printed Circuit Boards segment, v) debt service requirements in connection with our credit facilities and other debt, including $0.9 million payable upon the maturity of our 2013 Notes, vi) costs to close our Huizhou, China facility during the second half of 2012 and vii) costs to integrate the acquired DDi business, including the relocation of our Anaheim, California facility. In addition, the potential for acquisitions of other businesses in the future may require additional debt or equity financing.

Net cash provided by operating activities for the six months ended June 30, 2012 and 2011, was $32.2 million and $17.7 million, respectively. The increase in net cash from operating activities is primarily due to positive changes in working capital, partially offset by lower net income.

Net cash used in investing activities was $316.0 million for the six months ended June 30, 2012, and primarily related to our $282.0 million acquisition of DDi Corp, net of $28.5 million of cash acquired in the DDi Acquisition, our $10.1 million acquisition of the remaining 15% interest in our subsidiary that operates our Huizhou, China facility and capital expenditures of approximately $52.5 million. We expect our capital expenditures for 2012 will be in the range of $120 million to $130 million; however, given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions. Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards. The spending required to meet our customers’ requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. Total capital expenditures by our Printed Circuit Boards segment for the six months ended June 30, 2012, were $47.5 million. Net cash used in investing activities was $49.7 million for the six months ended June 30, 2011, and related to capital expenditures, of which $47.7 million was incurred in our Printed Circuit Boards segment.

Net cash provided by financing activities was $297.6 million for the six months ended June 30, 2012, which related to the issuance of our $550.0 million 2019 Notes partially offset by i) $16.0 million of related debt issuance costs, ii) the payment of $236.3 million to redeem our 2015 Notes and iii) net repayments of $0.1 million on credit facilities and mortgage debt. Net cash used in financing activities was $0.4 million for the six months ended June 30, 2011, which related to the repayment of capital lease obligations and distributions to the noncontrolling interest holder.

Financing Arrangements

As of June 30, 2012, including indebtedness assumed in the DDi Acquisition, our financing arrangements included the following:

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

Senior Secured Notes due 2019

On April 30, 2012, our subsidiary, Viasystems, Inc., completed an offering of $550.0 million of 7.875% Senior Secured Notes due 2019. We incurred $16.0 million of deferred financing fees related to the 2019 Notes that have been capitalized and will be amortized over the life of the notes.

Interest on the 2019 Notes is due semiannually on May 1 and November 1 of each year, beginning on November 1, 2012. At any time prior to May 1, 2015, we may use the cash proceeds from one or more equity offerings to redeem up to $192,500 of the aggregate principal amount of the notes at a redemption price of 107.875% plus accrued and unpaid interest. In addition, at any time from March 1, 2013 to May 1, 2015, but not more than once in any twelve-month period, we may redeem up to $55.0 million of the aggregate principal amount of the notes at a redemption price of 103% plus accrued and unpaid interest. In addition, at any time prior to May 1, 2015, we may redeem all or part of the notes, at a redemption price of 100% plus a “make-whole” premium equal to the greater of a) 1% of the principal amount, or b) the excess of i) the present value at the redemption rate of 105.906% of the principal amount redeemed calculated using a discount rate equal to the treasury rate (as defined) plus 50 basis points, over ii) the principal amount of the notes. On or after May 1, 2015, we may redeem all or part of the notes during the twelve month periods ended April 30, 2016, 2017 and 2018 at redemption prices of 105.906%, 103.938% and 101.969%, respectively, plus accrued and unpaid interest. Subsequent to May 1, 2018, we may redeem the 2019 Notes at the redemption price of 100% plus accrued and unpaid interest. In the event of a Change in Control (as defined), we are required to make an offer to purchase the 2019 Notes at a redemption price of 101%, plus accrued and unpaid interest.

The 2019 Notes are guaranteed, jointly and severally, by Viasystems Group, Inc. and all of Viasystems, Inc.’s current and future domestic subsidiaries (the “Guarantors”). The 2019 Notes are collateralized by all of the equity interests of each of the Guarantors, and each existing and subsequently acquired domestic subsidiary and certain foreign subsidiaries (as defined), and by liens on substantially all of Viasystems, Inc.’s and the Guarantors’ assets.

The indenture governing the 2019 Notes contains restrictive covenants which, among other things, limit our ability and certain of our subsidiaries, including of Viasystems, Inc. and the guarantors, to: a) incur additional indebtedness or issue disqualified stock or preferred stock; b) create liens, c) pay dividends, make investments or make other restricted payments; d) sell assets; e) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; f) enter into certain transactions with affiliates.

Senior Secured 2010 Credit Facility

Our senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility”) provides a secured revolving credit facility in an aggregate principal amount of up to $75.0 million with an initial maturity of four years. As of June 30, 2012, the Senior Secured 2010 Credit Facility was undrawn, the Company had issued letters of credit totaling $0.4 million under the facility, and approximately $55.2 million was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

Our unsecured revolving credit facility between our Kalex Multi-layer Circuit Board (Zhongshan) Limited subsidiary and China Construction Bank, Zhongshan Branch (the “Zhongshan 2010 Credit Facility”), provides for borrowing denominated in Renminbi (“RMB”) and foreign currency including the U.S. dollar. As of June 30, 2012, $10.0 million in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of LIBOR plus 4.9%, and approximately $29.5 million of the facility was unused and available.

Huiyang 2009 Credit Facility

Our secured revolving credit facility between our Merix Printed Circuits Technology Limited (Huiyang) subsidiary and Industrial and Commercial Bank of China, Limited (“ICBC”) (the “Huiyang 2009 Credit Facility”) provides for borrowings denominated in RMB and foreign currencies, including the U.S. dollar. As of June 30, 2012, the Huiyang 2009 Credit Facility was undrawn, and $5.7 million of the facility was unused and available.

Senior Subordinated Convertible Notes due 2013

Our 4.0% senior subordinated convertible debt obligations due May 2013 (the “2013 Notes”) are convertible at the option of the holder into shares of our common stock at a ratio of 7.367 shares per $1,000 principal amount, subject to certain adjustments, which is equivalent to a conversion price of $135.74 per share. The 2013 Notes are general unsecured obligations of ours and are subordinate in right of payment to all our existing and future senior debt. As of June 30, 2012, $0.9 million aggregate principal amount of the 2013 Notes was outstanding.

North America Mortgage Loans

In connection with the DDi Acquisition, we assumed mortgage loans which had been used historically to finance the acquisition, construction and improvement of certain of DDi’s manufacturing facilities. These loans include:

Toronto Mortgages

Our mortgage loans with Business Development Bank of Canada (“BDC”) consists of two loan agreements, one denominated in U.S. dollars and the second denominated in Canadian dollars, which are secured by the land, building and certain equipment at our manufacturing facility in Toronto, Canada. The loan agreements contain a covenant requiring us to maintain an available funds coverage ratio of 1.5. As of June 30, 2012, the balance of the U.S. dollar loan was $1.4 million. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.75% (3.35% as of June 30, 2012), and will mature in September 2028. As of June 30, 2012, the U.S. dollar equivalent balance of the Canadian dollar loan was $4.2 million. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.4% (4.25% as of June 30, 2012), and will mature in October 2015.

Anaheim Mortgage

Our mortgage loan with Wells Fargo Bank is secured by the land and building at our manufacturing facility in Anaheim, California which is currently under construction. The loan agreement contains a covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.25. As of June 30, 2012, the balance of the loan was $5.6 million. The loan bears interest at a fixed rate of 4.326%, and will mature in March 2019, when a balloon principal payment of $3.4 million will be due.

Cuyahoga Falls Mortgage

Our mortgage loan with Zions Bank is secured by the land and building of at our manufacturing facility in Cuyahoga Falls, Ohio. As of June 30, 2012, the balance of the loan was $1.5 million. The loan bears interest at a variable rate equal to the Federal Home Loan Bank of Seattle prime rate plus 2% (7.07% as of June 30, 2012), and will mature in November 2032.

Littleton Mortgage

Our mortgage loan with GE Real Estate is secured by the land and building at our manufacturing facility in Littleton, Colorado. As of June 30, 2012, the balance of the loan was $1.3 million. The loan bears interest at a fixed rate of 7.55%, and will mature in July 2032.

North Jackson Mortgage

Our mortgage loan with Key Bank is secured by the land and building at our manufacturing facility in North Jackson, Ohio. As of June 30, 2012, the balance of the loan was $0.7 million. The loan bears interest at a variable rate equal to 30 Day LIBOR plus 1.5% (1.74% as of June 30, 2012), and will mature in April 2015.

Contractual Obligations

With the DDi Acquisition, we assumed certain contractual obligations, which are in addition to the contractual obligations we described in our annual report on Form 10-K for the year ending December 31, 2011. Contractual obligations assumed from DDi include:

•	Debt obligations, of approximately $14.7 million related to mortgage loans secured by several of the manufacturing facilities acquired in the DDi Acquisition;

•	Operating lease obligations of approximately $7.3 million; and

•	Unrecognized tax benefits of approximately $2.7 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be adversely affected as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2012, there were foreign currency hedge instruments outstanding with a nominal value of approximately 2.4 billion Chinese RMB related to our operations in Asia.

Item 4.	Controls and Procedures

As of June 30, 2012, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

On May 31, 2012, we completed our acquisition of DDi Corp. (“DDi”). Management is currently in the process of evaluating the internal controls and procedures of DDi and plans to integrate DDi’s internal controls over financial reporting with our existing internal controls over financial reporting. This integration may lead to changes in the internal controls over financial reporting for us or the acquired DDi business in future fiscal periods. Management expects the integration process to be completed during the next year.

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

Delphi Litigation. On May 19, 2011, and in a later amended complaint, our subsidiary Viasystems Technologies Corp., L.L.C. (“Viasystems Technologies”) filed a declaratory judgment action against certain Delphi Automotive companies (“Delphi”), asserting that Viasystems Technologies was not obligated under alleged requirements contracts to provide Delphi with product, and asserting that Delphi was disparaging Viasystems Technologies and tortiously interfering with Viasystems Technologies’ contracts. By agreement with Delphi, Viasystems Technologies did not serve Delphi with that complaint while the parties attempted to negotiate their differences, and we continued to provide Delphi with product. On November 4, 2011, Delphi filed a counter lawsuit in Oakland County, Michigan, claiming that Viasystems Technologies was obligated to continue to provide product to Delphi at the prices set forth in the alleged requirements contracts, and alleging that Delphi had no choice but to accept price increases under economic duress in order to avoid irreparable harm. On February 6, 2012, the Oakland County, Michigan Court dismissed the Michigan case in favor of the prior action brought by Viasystems Technologies in Missouri and awarded sanctions against Delphi for Delphi’s improper signing of the Complaint in violation of Michigan Court rules. Delphi has appealed the Michigan Court’s rulings. On April 26th, 2012, Delphi filed a counterclaim in the Missouri Courts asserting that Viasystems Technologies improperly raised prices contrary to what Delphi believed to be “requirements contracts”, and that Viasystems Technologies allegedly defamed Delphi and tortiously interfered with its contracts. Delphi is seeking damages in excess of $10.9 million. In July 2012, we amended our complaint to assert that Delphi breached a supply agreement between the parties and we are seeking damages in excess of $7.0 million. We believe Delphi’s claims are without merit and intend to prosecute our claims vigorously. We cannot at this time predict an outcome or potential impact on our future financial condition or results of operations.

Litigation Relating to the DDi Acquisition. Subsequent to the announcement of the DDi Acquisition, a number of purported class action lawsuits were filed on behalf of DDi’s stockholders in various jurisdictions which named DDi Corp. (“DDi”), Viasystems Group, Inc. and others as primary defendants, and generally alleged, among other things, (i) that the members of DDi’s board of directors violated the fiduciary duties owed to stockholders by approving the merger agreement, (ii) that the members of DDi’s board of directors engaged in an unfair process and agreed to a price that allegedly failed to maximize value for stockholders and (iii) that DDi and Viasystems Group, Inc. aided and abetted the DDi board members’ alleged breach of fiduciary duties. These complaints sought, among other things, to enjoin the DDi Acquisition until corrective actions were taken, as well as to award to plaintiffs the costs and disbursements of the action, including attorneys’ fees and experts’ fees. On May 15, 2012, the parties reached an agreement in principle to settle the various actions. The parties subsequently entered into a definitive stipulation of settlement in July 2012. The settlement is subject to approval by the Superior Court of California, Orange County (the “Court”). Pursuant to the terms of the proposed settlement, DDi made additional information available to its stockholders in advance of the special meeting of DDi’s stockholders to approve the DDi Acquisition. In addition, the settlement contemplates that plaintiffs’ counsel will petition the Court for an award of attorneys’ fees and expenses in an amount not to exceed $600,000 to be paid by DDi or its insurers. The proposed settlement did not affect the merger consideration paid to DDi’s stockholders in connection with the DDi Acquisition or change any of the terms of the merger or the merger agreement.

Item 1A.	Risk Factors

In addition to the risk factors set forth below, please see the risk factors set forth in Part I, Item 1A. “Risk Factors” in our 2011 Annual Report on Form 10-K.

Risks Related to Our Business and Industry

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

Increasingly, our larger customers are requesting that we enter into supply agreements with them. These agreements typically include provisions that generally serve to increase our exposure for product liability and warranty claims—as compared to our standard terms and conditions—which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which may have a material adverse effect on our business, financial condition, results of operations or cash flows.

We may not be able to fully recover our costs for providing design services to our customers, which could harm our financial results.

Although we enter into design service activities with purchase order commitments, the cost of labor and equipment to provide these services may in fact exceed what we are able to fully recover through purchase orders. Design costs are recognized as a period expense. Design revenue is recognized upon completion. We also may be subject to agreements with customers in which the cost of these services is recovered over a period of time or through a certain number of units shipped as part of the ongoing product price. While we may make contractual provisions to recover these costs in the event that the product does not go into production, the actual recovery can be difficult and may not happen in full. In other instances, the business relationship may involve investing in these services for a customer as an ongoing service not directly recoverable through purchase orders. In any of these cases, the possibility exists that some or all of these activities are considered costs of doing business, are not directly recoverable, and may adversely impact our operating results.

If we are unable to provide our customers with high-end technology, high quality products, and responsive service, or if we are unable to deliver our products to our customers in a timely manner, our results of operations and financial condition may suffer.

In order to maintain our existing customer base and obtain business from new customers, we must demonstrate our ability to produce our products at the level of technology, quality, responsiveness of service, timeliness of delivery, and at costs that its customers require. If our products are of substandard quality, if they are not delivered on time, if we are not responsive to its customers’ demands, or if we cannot meet our customers’ technological requirements, our reputation as a reliable supplier could be damaged. If we are unable to meet these product and service standards, we may be unable to obtain new contracts or keep our existing customers, and this could have a material adverse effect on our business, financial condition, results of operations and or cash flows.

A significant portion of our business is derived from products and services ultimately sold to the U.S. government by our customers. Changes affecting the government’s capacity to do business with us or our direct customers or the effects of competition in the defense industry could have a material adverse effect on our business.

A significant portion of our revenues is derived from products and services ultimately sold to the U.S. government and is therefore affected by, among other things, the federal budget process. We are a supplier, primarily as a subcontractor, to the U.S. government and its agencies as well as foreign governments and agencies. These contracts are subject to the respective customers’ political and budgetary constraints and processes, changes in customers’ short-range and long-range strategic plans, the timing of contract awards, and in the case of contracts with the U.S. government, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements. Additionally, defense expedite (DX)-rated orders from the U.S. federal government, which by law receive priority, can interrupt scheduled shipments to our other customers. The termination or failure to fund one or more significant contracts by the U.S. government could have a material adverse effect on our business, financial condition, results of operations and or cash flows.

A significant portion of our business is derived from products and services sold to customers in the defense industry. Changes in export control or other federal regulations could result in increased competition from offshore competitors which could have a material adverse effect on our business.

A significant portion of our net sales are derived from products and services ultimately sold to customers in the defense industry. Many of these products are currently subject to export controls and other regulatory requirements that limit the ability of overseas competitors to manufacture such products. The federal government is currently in the process of reviewing and revising the United States Munitions List. Any changes could reduce or eliminate restrictions that currently apply to some of the products we produce. If these regulations or others are changed in a manner that reduces restrictions on certain products being manufactured overseas, we would likely face increased competition from overseas manufacturers. Such increased competition could have a material adverse effect on our business, financial condition, results of operations and or cash flows.

Risk Related to Doing Business in China and Other International Locations

Any material increases in labor costs in China could have an adverse impact on our business and operating results.

We operate a number of manufacturing facilities in China. In past years, we have experienced increases in labor costs in our Chinese facilities. We expect increases in the cost of labor in our manufacturing facilities in China will continue to occur in the future, including a potential 13% to 15% increase in 2012. To the extent we are unable pass on these increased labor costs to our customers by increasing the prices for our products and services, wage increases or increases in other labor costs could have a material adverse effect on our business, financial condition, results of operations or cash flows

Risks Related to Our Capital Structure

We may not realize the expected benefits of the DDi Acquisition because of integration difficulties and other challenges.

On May 31, 2012 we acquired DDi Corp (“DDi”) in a transaction pursuant to which DDi became our wholly owned subsidiary (the “DDi Acquisition”) .The success of the DDi Acquisition will depend, in part, on our ability to integrate DDi’s business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of DDi’s business include, among others:

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

As of June 30, 2012 our total outstanding indebtedness was approximately $576.3 million. Our net interest expense for the six months ended June 30, 2012 and the years ended December 31, 2011, 2010 and 2009, was approximately $19.5 million, $28.9 million, $30.9 million and $34.4 million, respectively. As of June 30, 2012, our total consolidated stockholders’ equity was approximately $245.2 million.

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

If we cannot fund our liquidity needs, we will have to take actions such as: reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances; selling assets; restructuring or refinancing our debt; or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our $75.0 million senior secured revolving credit facility (the “Senior Secured 2010 Credit Facility”) and the indenture governing the outstanding $550.0 million aggregate principal amount of our 7.875% Senior Secured Notes due 2019 (the “2019 Notes”) limit the use of the proceeds from any disposition of assets and, as a result, we may not be allowed, under those documents, to use the proceeds from such dispositions to satisfy all current debt service obligations. In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we would be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

Restrictive covenants in the indenture governing the 2019 Notes and the agreements governing our other indebtedness will restrict our ability to operate our business.

The indentures or other agreements governing the 2019 Notes, the Senior Secured 2010 Credit Facility and certain mortgage loans contain, and agreements governing indebtedness we may incur in the future may contain, covenants that restrict our ability to, among other things, incur additional debt, pay dividends, make investments, enter into transactions with affiliates, merge or consolidate with other entities or sell all or substantially all of our assets. Additionally, the agreement governing the Senior Secured 2010 Credit Facility requires us to maintain certain financial ratios. A breach of any of these covenants could result in a default thereunder, which could allow the lenders or the noteholders to declare all amounts outstanding thereunder immediately due and payable. If we are unable to repay outstanding borrowings when due, the lenders under the Senior Secured 2010 Credit Facility and the collateral trustee under the indenture governing the 2019 Notes and related agreements have the right to proceed against the collateral granted to them, including certain equity interests. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.

Failure to maintain good relations with the noncontrolling interest holder of certain of our majority-owned subsidiaries in China could materially adversely affect our ability to manage those operations.

A noncontrolling interest holder owns a 5% interest in our subsidiary that operates our Huiyang, China facility. The noncontrolling interest holder is affiliated with the Chinese government and has close ties to local economic development and other Chinese government agencies. The noncontrolling interest holder has certain rights to be consulted and to consent to certain operating and investment matters concerning the Huiyang facility and the board of directors of the subsidiary that oversees the Huiyang facility. In addition, the noncontrolling interest holder is also the landlord of our Huizhou, China facility, which we expect to close during the second half of 2012. Failure to maintain good relations with the noncontrolling interest holder could materially adversely affect our ability to manage the operations of either or both of the plants.

Item 6.	Exhibits

(a)	Exhibits

The information required by this item is included in the exhibit index that follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on August 8, 2012.

VIASYSTEMS GROUP, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President & Chief Financial Officer (Principal Financial Officer)

By:	/s/ Christopher R. Isaak
Name:	Christopher R. Isaak
Title:	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

2.1	(1)	Agreement and Plan of Merger by and among DDi Corp., Viasystems Group, Inc. and Victor Merger Sub Corp., dated as of April 3, 2012.

3.1	(2)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.

3.2	(2)	Second Amended and Restated Bylaws of Viasystems Group, Inc.

4.1	(5)	Indenture, dated as of April 30, 2012, among Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

4.2	(5)	Supplemental Indenture, dated as of May 2, 2012, among Viasystems Group, Inc., Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

4.3	(6)	Second Supplemental Indenture, dated as of June 27, 2012, among Viasystems Group, Inc., Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

10.1	(3)	Amendment No. 4 to Loan and Security Agreement, dated as of April 3, 2012, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.2	(4)	Amendment No. 5 to Loan and Security Agreement, dated as of April 16, 2012, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.3	(7)	Amendment No. 6 to Loan and Security Agreement and Waiver, dated as of April 30, 2012, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.4	(5)	Collateral Trust Agreement, dated as of April 30, 2012, among Viasystems, Inc., the guarantors named therein, Wilmington Trust, National Association as trustee and collateral trustee, and the other parity lien representatives from time to time party thereto.

10.5	(5)	Intercreditor Agreement, dated as of April 30, 2012, among Viasystems, Inc., the grantors named therein, Wells Fargo Capital Finance, LLC, in its capacity as collateral agent for the First Lien Claimholders and Wilmington Trust, National Association, in its capacity as collateral trustee for the Second Lien Claimholders.

10.6	(7)	English translation of the Lease Agreement Supplement, dated as of April 1, 2012, by and between Qingdao Jijia Electronics Co., Ltd and Qingdao Viasystems Telecommunications Technologies Co., Ltd.

10.7	(7)	English translation of the renewal of the Zhongshan 2010 Credit Facility Contract, dated as of April 26, 2012, by and between Kalex Multi-Layer Circuit Board (Zhongshan) Limited, as Borrower, and China Construction Bank Zhongshan Branch, as Lender and Amendment No. 1 thereto, dated as of April 26, 2012.

10.8	(7)	Second Lease Amendment, dated as of July 1, 2012, to the Lease Agreement, dated as of September 20, 2005, by and between James Rando and Viasystems Corporation, concerning 340 Turtle Creek Court.

10.9	(7)	Lease Agreement, dated as of July 1, 2012, by and between Gail H. Ducote and Robert D. Ducote and Viasystems Corporation, concerning 355 Turtle Creek Court.

31.1	(7)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(7)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(7)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	(7)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant § 906 of the Sarbanes-Oxley Act of 2002.

101	(8)	The following materials from Viasystems Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed, Consolidated Financial Statements.

(1)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 4, 2012.
(2)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.
(3)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on May 2, 2012.
(4)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 9, 2012.
(5)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 17, 2012.
(6)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on June 28, 2012.
(7)	Filed herewith.
(8)	Furnished herewith. Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”