Form 10-Q
period 2012-09-30
VIASYSTEMS GROUP INC
filed 2012-11-08
CIK 1101169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, there were 20,626,755 shares of Viasystems Group, Inc.’s Common Stock outstanding.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$94,387	$71,281
Restricted cash	6,830	—
Accounts receivable, net	214,430	196,065
Inventories	118,780	116,457
Prepaid expenses and other	35,724	34,280

Total current assets	470,151	418,083
Property, plant and equipment, net	421,909	307,290
Goodwill and intangible assets, net	258,867	104,993
Deferred financing costs, net	16,054	5,592
Other assets	1,144	3,291

Total assets	$1,168,125	$839,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$12,225	$10,054
Accounts payable	192,154	195,908
Accrued and other liabilities	107,777	75,388

Total current liabilities	312,156	281,350
Long-term debt, less current maturities	563,906	216,716
Other non-current liabilities	50,107	48,111

Total liabilities	926,169	546,177

Stockholders’ equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 20,626,755 and 20,390,009 shares issued and outstanding	206	204
Paid-in capital	2,382,847	2,383,910
Accumulated deficit	(2,150,501)	(2,102,762)
Accumulated other comprehensive income	6,877	8,055

Total Viasystems stockholders’ equity	239,429	289,407
Noncontrolling interest	2,527	3,665

Total stockholders’ equity	241,956	293,072

Total liabilities and stockholders’ equity	$1,168,125	$839,249

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$327,352	$278,818	$886,302	$788,272
Operating expenses:
Cost of goods sold, exclusive of items shown separately	261,953	219,233	708,566	631,995
Selling, general and administrative	27,635	21,216	80,355	58,654
Depreciation	22,246	16,508	57,831	48,700
Amortization	1,679	428	2,869	1,294
Restructuring and impairment	9,480	—	18,425	(134)

Operating income	4,359	21,433	18,256	47,763
Other expense (income):
Interest expense, net	11,257	7,235	30,753	21,668
Amortization of deferred financing costs	730	503	2,000	1,511
Loss on early extinguishment of debt	—	—	24,234	—
Other, net	(272)	439	(758)	1,260

(Loss) income before income taxes	(7,356)	13,256	(37,973)	23,324
Income taxes	2,189	5,871	9,747	8,593

Net (loss) income	$(9,545)	$7,385	$(47,720)	$14,731

Less:
Net income attributable to noncontrolling interest	$243	$524	$19	$1,221

Net (loss) income attributable to common stockholders	$(9,788)	$6,861	$(47,739)	$13,510

Basic (loss) earnings per share	$(0.49)	$0.34	$(2.39)	$0.68

Diluted (loss) earnings per share	$(0.49)	$0.34	$(2.39)	$0.67

Basic weighted average shares outstanding	19,994,820	19,980,792	19,989,972	19,980,368

Diluted weighted average shares outstanding	19,994,820	20,131,738	19,989,972	20,123,562

Comprehensive (loss) income:
Net (loss) income	$(9,545)	$7,385	$(47,720)	$14,731
Change in fair value of derivatives, net of tax	1,413	(442)	(1,178)	684

Comprehensive (loss) income Less:	(8,132)	6,943	(48,898)	15,415
Comprehensive income attributable to noncontrolling interests	243	524	19	1,221

Comprehensive (loss) income attributable to common stockholders	$(8,375)	$6,419	$(48,917)	$14,194

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(47,720)	$14,731
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	60,700	49,994
Loss on early extinguishment of debt	24,234	—
Non-cash stock compensation expense	7,890	5,754
Amortization of deferred financing costs	2,000	1,511
Impairment of property, plant and equipment	1,315	—
Deferred income taxes	797	1,931
Amortization of original issue discount on 2015 Notes	665	1,197
Loss on disposition of assets, net	499	742
Non-cash impact of exchange rate changes	134	458

Change in assets and liabilities:
Accounts receivable	19,808	(28,722)
Inventories	23,960	(15,937)
Prepaid expenses and other	4,732	(8,617)
Accounts payable	(28,180)	32,496
Accrued and other liabilities	(147)	(15,560)

Net cash provided by operating activities	70,687	39,978

Cash flows from investing activities:
Acquisition of DDi, net of cash acquired	(253,464)	—
Capital expenditures	(81,497)	(75,134)
Acquisition of remaining interest in Huizhou, China Facility	(10,106)	—
Proceeds from disposals of property	390	516

Net cash used in investing activities	(344,677)	(74,618)

Cash flows from financing activities:
Proceeds from issuance of 7.875% Senior Secured Notes due 2019	550,000	—
Financing and other fees	(16,213)	—
Repayment of 12.0% Senior Secured Notes	(236,295)	—
Proceeds from borrowings under credit facilities	10,000	10,000
Repayments of borrowings under mortgages and credit facilities	(10,396)	(10,000)
Distribution to noncontrolling interest	—	(229)
Repayment of capital lease obligations	—	(208)
Proceeds from exercise of stock options	—	18

Net cash provided by (used in) financing activities	297,096	(419)

Net change in cash and cash equivalents	23,106	(35,059)

Cash and cash equivalents, beginning of the period	71,281	103,599

Cash and cash equivalents, end of the period	$94,387	$68,540

Supplemental cash flow information:
Interest paid	$24,078	$27,065

Income taxes paid, net	$11,341	$9,798

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. and its subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

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

The restricted cash balance of $6,830 as of September 30, 2012, was acquired in the DDi Acquisition (see Note 2) and represents i) cash restricted to pay certain employee benefit related liabilities and ii) a minimum cash bank balance requirement.

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

The Company is a party to contracts and agreements with other third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At September 30, 2012 and December 31, 2011, other non-current liabilities include $12,120 and $12,803, respectively, of accruals for potential claims in connection with such indemnities.

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

The components used in the computation of basic and diluted (loss) earnings per share attributable to common stockholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income attributable to common stockholders	$(9,788)	$6,861	$(47,739)	$13,510

Basic weighted average shares outstanding	19,994,820	19,980,792	19,989,972	19,980,368
Dilutive effect of stock options	—	1,782	—	3,226
Dilutive effect of restricted stock awards	—	149,164	—	139,968

Diluted weighted average shares outstanding	19,994,820	20,131,738	19,989,972	20,123,562

Basic (loss) earnings per share	$(0.49)	$0.34	$(2.39)	$0.68

Diluted (loss) earnings per share	$(0.49)	$0.34	$(2.39)	$0.67

For the three and nine months ended September 30, 2012, the calculation of diluted weighted average shares outstanding excludes i) the effect of options to purchase 2,039,176 shares of common stock, ii) unvested restricted stock awards of 631,935, iii) debt which is convertible into 6,593 shares of common stock, because their inclusion would be antidilutive and iv) the effect of performance share units representing a maximum of 278,686 shares of common stock because the related performance measures were not attainable during the periods. For the three and nine months ended September 30, 2011, the calculation of diluted weighted average shares outstanding excludes the effect of options to purchase 1,655,665 shares of common stock and long-term debt convertible into 6,593 shares of common stock, because their inclusion would be antidilutive.

Fair Value of Financial Instruments

The Company measures the fair value of assets and liabilities using a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1—observable inputs such as quoted prices in active markets; Level 2—inputs, other than quoted market prices in active markets, which are observable, either directly or indirectly; and Level 3—valuations derived from valuation techniques in which one or more significant inputs are unobservable. In addition, the Company may use various valuation techniques including the market approach, using comparable market prices; the income approach, using present value of future income or cash flow; and the cost approach, using the replacement cost of assets.

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

In addition to cash flow hedges, the Company’s financial instruments consist of cash equivalents, accounts receivable, long-term debt and other long-term obligations. For cash equivalents, accounts receivable and other long-term obligations, the carrying amounts approximate fair market value. The estimated fair values of the Company’s debt instruments and cash flow hedges as of September 30, 2012, and December 31, 2011, are as follows:

	September 30, 2012
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$550,688	$550,000	Long-term debt, less current maturities
Senior Secured Notes due 2015	—	—
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	14,733	14,512	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Current maturities of long-term debt
Cash flow hedges – current deferred gain contracts	64	64	Prepaid expenses and other
Cash flow hedges – current deferred loss contracts	(518)	(518)	Accrued and other liabilities
Cash flow hedges – long-term deferred loss contracts	(181)	(181)	Other non-current liabilities

	December 31, 2011
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$—	$—
Senior Secured Notes due 2015	237,050	215,147	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	—	—
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges – current deferred gain contracts	1,742	1,742	Prepaid expenses and other
Cash flow hedges – current deferred loss contracts	(779)	(779)	Accrued and other liabilities
Cash flow hedges – long-term deferred loss contracts	—	—

The Company determined the fair value of the Senior Secured Notes due 2019 using Level 1 inputs—quoted market prices for the notes. The Company determined the fair value of the North America Mortgage Loans, Zhongshan 2010 Credit Facility and Senior Subordinated Convertible Notes due 2013 (see Note 5) using Level 2 inputs. For the Zhongshan 2010 Credit Facility and variable rate mortgage loans, the carrying value approximated their fair value. For fixed rate mortgage loans, the Company estimated the fair value based on discounted future cash flows using a discount rate that approximates the current effective borrowing rate for comparable loans. The Company estimated the fair value of the Senior Subordinated Convertible Notes due 2013 to be their par value based upon their most recent trading activity.

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

Noncontrolling Interest

In May 2012, the Company completed the $10,106 cash purchase of a non-controlling interest holder’s 15% interest in the Company’s subsidiary that operates its Huizhou, China facility, increasing its ownership to 100%. This noncontrolling interest holder continues to own a 5% interest in the Company’s manufacturing facility in Huiyang, China, where the Company has a 95% interest. The noncontrolling interest is reported as a component of equity, and the net income attributable to noncontrolling interest is reported as a reduction from net income to arrive at net income attributable to the Company’s common stockholders. The Company leases the manufacturing facilities in Huiyang and Huizhou, China and purchases consulting and other services from the noncontrolling interest holder. During the three months ended September 30, 2012 and 2011, the Company paid the noncontrolling interest holder $215 and $238, respectively, related to rental and service fees. During the nine months ended September 30, 2012 and 2011, the Company paid the noncontrolling interest holder $633 and $681, respectively, related to rental and service fees. As of September 30, 2012, $32 was payable by the Company to the noncontrolling interest holder related to rental and service fees.

A reconciliation of noncontrolling interest for the nine months ended September 30, 2012 and 2011, is as follows:

	2012	2011
Balance, beginning of year	$3,665	$4,265
Net income attributable to noncontrolling interest	19	1,221
Purchase of noncontrolling interest in Huizhou, China facility	(1,157)	—
Distributions to noncontrolling interest holder	—	(229)

Balance, September 30,	$2,527	$5,257

2. The DDi Acquisition

On May 31, 2012, the Company acquired DDi Corp. (“DDi”) in an all cash purchase transaction pursuant to which DDi became a wholly owned subsidiary of the Company (the “DDi Acquisition”). DDi was a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and Canada. The DDi Acquisition increased the Company’s PCB manufacturing capacity by adding seven additional PCB production facilities, added flexible circuit manufacturing capabilities and enhanced the Company’s North American quick-turn services capability. The total consideration paid by the Company in the merger was $281,968. Net sales of approximately $70,000 and $95,000 from the manufacturing and distribution facilities acquired in the DDi Acquisition was included in the consolidated statement of operations and comprehensive income for the three and nine month periods ended September 30, 2012, respectively. Although the Company has made a reasonable effort to do so, synergies achieved through the integration of the acquired DDi business into the Company’s Printed Circuit Boards segment, integration costs and the allocation of shared overhead specific to the acquired DDi business cannot be precisely determined. Accordingly, the Company has deemed it impracticable to calculate the precise impact the acquired DDi business has had on its earnings for the three and nine month periods ended September 30, 2012.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the DDi Acquisition as of May 31, 2012. The estimated fair values are preliminary, subject to the finalization of valuation studies and certain tax returns.

Cash and cash equivalents	$28,504
Restricted cash	6,830
Accounts receivable	38,173
Inventories	26,283
Property, plant and equipment	95,866
Goodwill and intangible assets	156,724
Other current and long-term assets	2,365

354,745

Accounts payable and other accrued liabilities	(52,443)
Mortgage loans	(14,721)
Accrued and deferred taxes	(3,090)
Other non-current liabilities	(2,523)

(72,777)

Net assets acquired	$281,968

Goodwill and Identifiable Intangible Assets

As of the date of these unaudited interim condensed consolidated financial statements, the Company has not completed certain valuation studies necessary to estimate the value of identifiable intangibles assets. Accordingly, the Company has established provisional values for the identifiable intangible assets which may be revised as the valuation studies are completed. The actual value of the identifiable intangible assets may differ from the provisional values, and the differences may be material. Identifiable intangible assets acquired include DDi’s customer list, manufacturer sales representative network and trade name; and provisional values established for these items were $83,916, $15,415 and $601, respectively. The provisional estimated useful lives of the customer list and manufacturer sales representative network are twenty years, and the provisional estimated useful life of the trade name is two years. The Company expects the valuation studies will be completed during the fourth quarter of 2012.

Goodwill is calculated as the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Based upon the preliminary estimated fair value of the net tangible assets acquired and the provisional values of the identifiable intangible assets acquired, the goodwill recognized in the DDi Acquisition was $56,792, and represents the value of the assembled workforce, the additional value to the Company expected to be derived from synergies in combining the business and other intangible benefits. None of the goodwill is expected to be deductible for income tax purposes. As of December 31, 2011, the Company had recorded goodwill of $97,589 from prior acquisitions which related entirely to its Printed Circuit Boards segment. With the goodwill derived from the DDi Acquisition, the balance of goodwill as of September 30, 2012, is $154,381 which relates entirely to the Company’s Printed Circuit Boards segment.

Other Accrued Liabilities

In conjunction with the DDi Acquisition, the Company assumed obligations of $4,236 for certain DDi employee benefit related amounts that became payable as a result of the DDi Acquisition pursuant to terms of existing contractual agreements.

Pro Forma Information

The following unaudited pro forma information presents the combined results of operations of Viasystems and DDi for the nine months ended September 30, 2012 and 2011, as if the DDi Acquisition had been completed on January 1, 2011, with adjustments to give effect to pro forma events that are directly attributable to the DDi Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the companies. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma results of operations:

	Nine Months Ended September 30,
	2012	2011
Net sales	$999,304	$987,130

Net (loss) income	$(8,923)	$10,809

The pro forma net income was adjusted to give effect to pro forma events which are directly attributable to the DDi Acquisition. Adjustments to the pro forma net income for the nine months ended September 30, 2012 included: i) the exclusion of $17,277 of acquisition-related costs, ii) the inclusion of $454 of net expense related to fair value adjustments to acquisition-date net assets acquired and iii) the exclusion of $21,288 of net expense related to merger financing transactions, including debt extinguishment costs, interest expense and amortization of deferred financing costs. Adjustments to the pro forma net income for the nine months ended September 30, 2011 included: i) the inclusion of $6,886 of net expense related to fair value adjustments to acquisition-date net assets acquired and ii) the inclusion of $12,143 of net expense related to merger financing transactions, including interest expense and amortization of deferred financing costs.

Transaction costs

The Company recognized $225 and $9,215 of costs in selling, general and administrative expense for the three and nine months ended September 30, 2012, respectively, which consisted primarily of investment banker fees and legal and accounting costs.

3. Inventories

The composition of inventories is as follows:

	September 30, 2012	December 31, 2011
Raw materials	$47,896	$39,244
Work in process	32,463	26,722
Finished goods	38,421	50,491

Total	$118,780	$116,457

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

During the third quarter of 2012, the Company experienced a fire in its Printed Circuit Boards segment which resulted in the destruction of inventory with a carrying value of $4,692 (see Note 6). While the Company maintains insurance coverage for property losses caused by fire, it recorded an impairment loss of $937 for the amount of the related insurance deductible.

4. Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	September 30, 2012	December 31, 2011
Land and buildings	$118,174	$87,966
Machinery, equipment and systems	698,119	609,006
Leasehold improvements	78,456	66,491
Construction in progress	32,739	11,509

	927,488	774,972
Less: Accumulated depreciation	(505,579)	(467,682)

Total	$421,909	$307,290

In connection with the DDi Acquisition, the Company acquired property, plant and equipment which was recorded at its fair value of $95,866, including land and buildings of $33,830, machinery, equipment and systems of $55,613, leasehold improvements of $3,123 and construction in progress of $3,300.

During the third quarter of 2012, the Company experienced a fire in its Printed Circuit Boards segment which resulted in the destruction of machinery and equipment with a gross and net book value of $6,092 and $1,988, respectively (see Note 6).

5. Credit Facilities and Long-term Debt

The composition of long-term debt is as follows:

	September 30, 2012	December 31, 2011
Senior Secured Notes due 2019	$550,000	$—
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	14,512	—
Zhongshan 2010 Credit Facility	10,000	10,000
Senior Subordinated Convertible Notes due 2013	895	895
Senior Secured Notes due 2015, net	—	215,147
Capital leases	724	728

	576,131	226,770
Less: Current maturities	(12,225)	(10,054)

	$563,906	$216,716

As of September 30, 2012, $10,000 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $651, and approximately $86,708 of the credit facilities were unused and available.

Senior Secured Notes due 2019

On April 30, 2012, the Company’s subsidiary, Viasystems, Inc., completed an offering of $550,000 of 7.875% Senior Secured Notes due 2019 (the “2019 Notes”). The Company incurred $16,213 of deferred financing fees related to the 2019 Notes that have been capitalized and will be amortized over the life of the 2019 Notes.

Interest on the 2019 Notes is due semiannually on May 1 and November 1 of each year, beginning on November 1, 2012. At any time prior to May 1, 2015, the Company may use the cash proceeds from one or more equity offerings to redeem up to $192,500 of the aggregate principal amount of the 2019 Notes at a redemption price of 107.875% plus accrued and unpaid interest. In addition, at any time from March 1, 2013 to May 1, 2015, but not more than once in any twelve-month period, the Company may redeem up to $55,000 of the aggregate principal amount of the notes at a redemption price of 103% plus accrued and unpaid interest. In addition, at any time prior to May 1, 2015, the Company may redeem all or part of the notes, at a redemption price of 100% plus a “make-whole” premium equal to the greater of a) 1% of the principal amount, or b) the excess of i) the present value at the redemption rate of 105.906% of the principal amount redeemed calculated using a discount rate equal to the treasury rate (as defined) plus 50 basis points, over ii) the principal amount of the notes. On or after May 1, 2015, the Company may redeem all or part of the notes during the twelve month periods ended April 30, 2016, 2017 and 2018 at redemption prices of 105.906%, 103.938% and 101.969%, respectively, plus accrued and unpaid interest. Subsequent to May 1, 2018, the Company may redeem the 2019 Notes at the redemption price of 100% plus accrued and unpaid interest. In the event of a Change in Control (as defined), the Company is required to make an offer to purchase the 2019 Notes at a redemption price of 101%, plus accrued and unpaid interest.

The 2019 Notes are guaranteed, jointly and severally, by all of Viasystems, Inc.’s current and future domestic subsidiaries (the “Subsidiary Guarantors”) and by Viasystems Group, Inc. through a parent guarantee. The 2019 Notes are collateralized by all of the equity interests of each of the Subsidiary Guarantors, and each existing and subsequently acquired domestic subsidiary and certain foreign subsidiaries (as defined), and by liens on substantially all of Viasystems, Inc.’s and the Subsidiary Guarantors’ assets.

The indenture governing the 2019 Notes contains restrictive covenants which, among other things, limit the ability of Viasystems, Inc. and the Subsidiary Guarantors to: a) incur additional indebtedness or issue disqualified stock or preferred stock; b) create liens, c) pay dividends, make investments or make other restricted payments; d) sell assets; e) consolidate, merge, sell or otherwise dispose of all or substantially all of the assets of Viasystems, Inc. and its subsidiaries; and f) enter into certain transactions with affiliates.

Senior Secured Notes due 2015

On May 30, 2012, the Company redeemed all of its outstanding 12.0% Senior Secured Notes due 2015 (the “2015 Notes”) at a redemption price of 107.4% plus accrued interest. In connection with the redemption of the 2015 Notes, the Company incurred a loss on the early extinguishment of debt of $24,234.

Senior Secured 2010 Credit Facility

The Company’s senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility”) provides a secured revolving credit facility in an aggregate principal amount of up to $75,000 with an initial maturity of four years. As of September 30, 2012, the Senior Secured 2010 Credit Facility was undrawn, the Company had issued letters of credit totaling $651 under the facility, and approximately $57,283 was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

The Company’s unsecured revolving credit facility between its Kalex Multi-layer Circuit Board (Zhongshan) Limited subsidiary and China Construction Bank, Zhongshan Branch (the “Zhongshan 2010 Credit Facility”), provides for borrowing denominated in Renminbi (“RMB”) and foreign currency including the U.S. dollar. As of September 30, 2012, $10,000 in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of LIBOR plus 4.9%, and approximately $29,425 of the facility was unused and available.

Huiyang 2009 Credit Facility

During the third quarter of 2012, the Company allowed its revolving credit facility between its Merix Printed Circuits Technology Limited (Huiyang) subsidiary and Industrial and Commercial Bank of China, Limited to expire.

Senior Subordinated Convertible Notes due 2013

The Company’s 4.0% senior subordinated convertible debt obligations due May 2013 (the “2013 Notes”) are convertible at the option of the holder into shares of the Company’s common stock at a ratio of 7.367 shares per $1,000 principal amount, subject to certain adjustments, which is equivalent to a conversion price of $135.74 per share. The 2013 Notes are general unsecured obligations of the Company and are subordinate in right of payment to all the Company’s existing and future senior debt. As of September 30, 2012, $895 aggregate principal amount of the 2013 Notes was outstanding.

North America Mortgage Loans

In connection with the DDi Acquisition, the Company assumed mortgage loans which had been used historically to finance the acquisition, construction and improvement of certain of DDi’s manufacturing facilities. These loans include:

Toronto Mortgages

The Company’s mortgage loans with Business Development Bank of Canada (“BDC”) consists of two loan agreements, one denominated in U.S. dollars and the second denominated in Canadian dollars, which are secured by the land, building and certain equipment at the Company’s manufacturing facility in Toronto, Canada. The loan agreements contain a covenant requiring maintenance of an available funds coverage ratio of 1.5. As of September 30, 2012, the balance of the U.S. dollar loan was $1,323. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.4% (3.35% as of September 30, 2012), requires monthly principal and interest payments of approximately $40, and will mature in September 2028. As of September 30, 2012, the U.S. dollar equivalent balance of the Canadian dollar loan was $4,323. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.75% (4.25% as of September 30, 2012), requires monthly principal and interest payments of approximately $36, and will mature in October 2015.

Anaheim Mortgage

The Company’s mortgage loan with Wells Fargo Bank is secured by the land and building at the Company’s manufacturing facility in Anaheim, California which is currently under construction. The loan agreement contains a covenant requiring maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.0. As of September 30, 2012, the balance of the loan was $5,515. The loan bears interest at a fixed rate of 4.326%, requires monthly principal and interest payments of approximately $43, and will mature in March 2019, when a balloon principal payment of $3,446 will be due.

Cleveland Mortgage

The Company’s mortgage loan with Zions Bank is secured by the land and building of the Company’s manufacturing facility in Cuyahoga Falls, Ohio. As of September 30, 2012, the balance of the loan was $1,465. The loan bears interest at a variable rate equal to the Federal Home Loan Bank of Seattle prime rate plus 2% (7.07% as of September 30, 2012), requires monthly principal and interest payments of approximately $11, and will mature in November 2032.

Denver Mortgage

The Company’s mortgage loan with GE Real Estate is secured by the land and building at the Company’s manufacturing facility in Littleton, Colorado. As of September 30, 2012, the balance of the loan was $1,284. The loan bears interest at a fixed rate of 7.55%, requires monthly principal and interest payments of approximately $11, and will mature in July 2032.

North Jackson Mortgage

The Company’s mortgage loan with Key Bank is secured by the land and building at the Company’s manufacturing facility in North Jackson, Ohio. As of September 30, 2012, the balance of the loan was $602. The loan agreement contains a covenant requiring maintenance of a minimum operating cash flow to fixed charge ratio of 1.0 to 1.0. The loan bears interest at a variable rate of LIBOR plus 1.5% (1.73% as of September 30, 2012), requires monthly principal and interest payments of approximately $21, and will mature in April 2015.

6. Restructuring and Impairment

During 2012 the Company initiated certain restructuring activities as a result of the expiration of the lease of its Huizhou China PCB manufacturing facility, the integration of the DDi business it acquired in May 2012 and to achieve general cost savings as part of the Company’s ongoing efforts to align capacity, overhead costs and operating expenses with market demand. As of September 30, 2012, the reserve for restructuring charges includes $5,080, $2,225 and $637 related to activities to achieve general cost savings, the closure of its Huizhou facility and the integration of the DDi business, respectively. The reserve for restructuring activities at September 30, 2012, also includes $1,034 incurred as part of plant shutdowns and downsizings which occurred in 2001 through 2005 as a result of the economic downturn that began in 2000.

The following tables summarize changes in the reserve for restructuring charges for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012
	Reserve at 12/31/11	Net Charges	Cash Payments	Adjustments		Reserve at 9/30/12
Restructuring Activities:
Personnel and severance	$190	$15,480	$(7,982)	$—		$7,688
Lease and other contractual commitments	952	693	(400)	43	(a)	1,288
Asset impairment	—	2,252	—	(2,252)		—

Total restructuring charges	$1,142	$18,425	$(8,382)	$(2,209)		$8,976

	Nine Months Ended September 30, 2011
	Reserve at 12/31/10	Net Charges	Cash Payments	Adjustments		Reserve at 9/30/11
Restructuring Activities:
Personnel and severance	$445	$(134)	$(115)	$—		$196
Lease and other contractual commitments	1,277	—	(605)	23	(a)	695

Total restructuring charges	$1,722	$(134)	$(720)	$23		$891

(a)	Represents accretion of interest on discounted restructuring liabilities.

During the three and nine months ended September 30, 2012, the Company recognized $9,422 and $17,804, respectively, of restructuring and impairment charges in its Printed Circuit Boards segment and $58 and $621, respectively, of restructuring and impairment charges in its Assembly segment. Restructuring and impairment charges incurred in the Printed Circuit Boards segment during the three and nine months ended September 30, 2012, included i) $1,992 and $10,150, respectively, related to the closure of its Huizhou facility, ii) $544 and $768, respectively, associated with integrating the newly acquired DDi business, iii) $5,949 in both the three and nine month periods related to general cost savings and iv) a $937 impairment charge in both the three and nine month periods related to inventory damaged in a fire at its Guangzhou, China PCB facility. Restructuring and impairment charges incurred in the Assembly segment during the three and nine months ended September 30, 2012, related to general cost savings which primarily included the closure of the Company’s Qingdao facility.

Huizhou PCB Facility Closure

The Huizhou facility ceased operations during the third quarter of 2012, and the Company expects that the total related restructuring charges will not exceed $12,000, of which approximately $9,700 will relate to personnel and severance, $1,300 will relate to the impairment of fixed assets and $1,000 will relate to lease terminations and other costs. During the nine months ended September 30, 2012, the Company recorded charges of $10,150 related to the closure of the Huizhou facility, of which $8,319 relate to personnel and severance, $1,295 relate to the impairment of fixed assets and $536 related to lease terminations and other costs. In addition to the amounts charged to restructuring and impairment expense for the three and nine months ended September 30, 2012, the Company recognized a $491 charge in cost of goods sold related to inventory which became obsolete as a result of the closure of the Huizhou facility.

Integration of the DDi Business

During the second quarter of 2012, the Company initiated certain actions to realize cost synergies it had identified in connection with the integration of the DDi business (see Note 2). These actions are primarily expected to include staff reductions, and the Company expects that the total related costs will not exceed $2,000.

General Cost Savings Activities

During 2012, the Company closed its E-M Solutions manufacturing facility in Qingdao, China and consolidated its activities into the Company’s other E-M Solutions manufacturing facilities in China. The Qingdao facility ceased operations in July 2012, and the facility was decommissioned and returned to its landlord by the end of the third quarter of 2012. Total related restructuring and impairment charges were $621, of which $577 related to personnel and severance, $20 related to the impairment of property, plant and equipment and $24 related to other costs. The Company does not expect to incur any additional significant costs related to the closure of the Qingdao facility.

During the third quarter of 2012, the Company gave notice it would reduce staffing at certain of its PCB manufacturing facilities in China during the remainder of 2012 in order to better align overhead costs and operating expenses with market demand for its PCB products. Total related severance charges are expected to be approximately $6,000.

Guangzhou Fire

On September 5, 2012, the Company experienced a fire contained to a part of one building on the campus of its PCB manufacturing facility in Guangzhou, China which resulted in the loss of inventory with a carrying value of $4,692 and property, plant and equipment with a net book value of $1,988. As of the date of these financial statements, the Company had restored a portion of the manufacturing capacity lost as a result of the fire damage, and expects full capacity will be restored by the end of 2012, pending delivery and installation of certain replacement equipment.

The Company maintains insurance coverage for property losses and business interruptions caused by fire which is subject to certain deductibles. The Company expects it will recover the full value of machinery and equipment destroyed. As of September 30, 2012, the Company recorded an impairment charge of $937 for amount of the inventory loss subject to an insurance deductible. The receivable for the amount the Company expects will be reimbursed by insurance is included in prepaid expenses and other in the condensed consolidated balance sheet.

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

The Company recognizes all such derivative contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value (see Note 1) through adjustments to other comprehensive income, current earnings, or both, as appropriate. Accumulated other comprehensive income as of September 30, 2012, and December 31, 2011, included net deferred losses on derivatives of $651, (net of taxes of $16) and net deferred gains on derivatives of $528 (net of taxes of $435), respectively. As of September 30, 2012, approximately $470 of the deferred loss represents derivative contracts which will settle during the next twelve months.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of open derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs (see Note 1). As of September 30, 2012, and December 31, 2011, all of the Company’s derivative contracts were in the form of Chinese RMB foreign exchange forward contracts and cross-currency swaps which were designated and qualified as cash flow hedging instruments. The following table summarizes the Company’s outstanding derivative contracts:

	September 30, 2012	December 31, 2011
Notional amount in thousands of Chinese RMB	1,787,008	2,303,640
Weighted average remaining maturity in months	6.0	6.4
Weighted average exchange rate to one U.S. Dollar	6.35	6.35

Realized gains or losses from the settlement of foreign exchange forward contracts and cross-currency swaps are recognized in earnings in the same period the hedged foreign currency cash flow affects earnings. For the three and nine months ended September 30, 2012, gains of $47 and $1,482, respectively, were recorded in cost of goods sold related to foreign currency cash flow hedges. For the three and nine months ended September 30, 2011, gains of $1,128 and $1,940 respectively, were recorded in cost of goods sold related to foreign currency cash flow hedges.

8. Stock-based Compensation

Stock compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$170	$119	$485	$377
Selling, general and administrative	2,530	1,731	7,405	5,377

	$2,700	$1,850	$7,890	$5,754

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2012 and 2011:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,676,812	$36.00	1,194,640	$43.13
Granted	403,962	17.72	542,784	20.44
Exercised	—	—	(833)	21.88
Forfeited	(41,598)	63.60	(48,926)	28.99

Outstanding at September 30,	2,039,176	31.81	1,687,665	36.25

Options exercisable at September 30,	1,263,155	$39.54	678,106	$58.98

The weighted average fair value of stock options granted during the nine months ended September 30, 2012 and 2011, was $8.87 and $10.22, respectively, estimated on the date of the grants using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011
Expected life of options	4.3 years	4.3 years
Risk free interest rate	0.71% to 0.85%	0.91% to 2.39%
Expected volatility of stock	62.12% to 67.05%	60.72% to 62.73%
Expected dividend yield	None	None

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

The following table summarizes information regarding outstanding stock options as of September 30, 2012:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 14.42 to $18.94	426,962	6.36 years	$17.39	23,995	$14.42
$ 20.38 to $21.04	509,782	5.35 years	20.41	295,102	20.40
$ 21.88 to $24.00	924,959	4.52 years	21.89	766,585	21.89
$ 150.99	177,473	1.45 years	150.99	177,473	150.99

	2,039,176	4.85 years	$31.81	1,263,155	$39.54

Restricted Stock Awards

The following table summarizes restricted stock activity for the nine months ended September 30, 2012 and 2011:

	2012		2011
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Outstanding at beginning of year	405,595	$18.05	257,932	$16.60
Granted	240,825	19.02	154,519	20.41
Vested	(10,406)	18.13	—	—
Forfeited	(4,079)	20.72	—	—

Outstanding at September 30,	631,935	$18.40	412,451	$18.03

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

The following table summarizes performance share unit activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested, beginning of year	—	$—
Granted	139,343	18.42
Vested	—	—
Forfeited	—	—

Nonvested, at September 30, 2012	139,343	$18.42

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

For the three and nine months ended September 30, 2012, the Company’s tax provision includes net expense of $1,534 and $10,375, respectively, related to pre-tax earnings, and a net expense (benefit) of $655 and $(628), respectively, related to other tax matters. As a result of the DDi Acquisition and the redemption of the 2015 Notes, and the resulting impacts to profitability, the Company changed its judgment of the expected realization of tax loss carryforwards, and for the nine months ended September 30, 2012, the portion of the tax provision related to pre-tax earnings included an increase to the valuation allowance for deferred tax assets of $3,700. For the nine months ended September 30, 2012, the portion of the tax provision related to other tax matters included reversals of $2,666 of uncertain tax positions due to lapsing of the applicable statute of limitations. For the three and nine months ended September 30, 2011, the Company’s tax provision included net expense of $4,243 and $11,963, respectively, related to its pre-tax earnings and a net expense (benefit) of $1,628 and $(3,370), respectively, related to other tax matters, which for the nine months ended September 30, 2011, include reversals of $6,005 of uncertain tax positions due to lapsing of the applicable statute of limitations.

10. Business Segment Information

The Company operates in two segments: i) Printed Circuit Boards and ii) Assembly. The Printed Circuit Boards segment consists of printed circuit board manufacturing facilities located in the United States, Canada and China. These facilities manufacture double-sided and multi-layer printed circuit boards and backpanels. The Assembly segment consists of assembly operations including backpanel assembly, printed circuit board assembly, cable assembly, custom enclosure fabrication, and full system assembly and testing. The assembly operations are conducted in manufacturing facilities in China and Mexico. Assets and liabilities of the Company’s corporate headquarters, along with those of its closed printed circuit board and assembly operations, have not been allocated and remain in “Other” for purpose of segment disclosures. Operating expenses of the Company’s corporate headquarters are allocated to each segment based on a number of factors, including relative sales contributions. Expenses related to acquisitions and equity registrations are reported in “Other” for purpose of segment disclosures.

Total assets by segment are as follows:

	September 30, 2012	December 31, 2011
Total assets:
Printed Circuit Boards	$983,580	$688,616
Assembly	102,243	105,668
Other	82,302	44,965

	$1,168,125	$839,249

Net sales and operating income (loss) by segment, together with a reconciliation to (loss) income before income taxes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales to external customers:
Printed Circuit Boards	$269,497	$224,419	$722,982	$632,302
Assembly	57,855	54,399	163,320	155,970

Total	$327,352	$278,818	$886,302	$788,272

Intersegment sales:
Printed Circuit Boards	$1,758	$2,140	$5,790	$8,470
Assembly	—	—	—	—

Total	$1,758	$2,140	$5,790	$8,470

Operating income (loss):
Printed Circuit Boards	$2,969	$20,845	$25,064	$43,260
Assembly	1,615	683	2,407	5,019
Other	(225)	(95)	(9,215)	(516)

Total	4,359	21,433	18,256	47,763

Interest expense, net	11,257	7,235	30,753	21,668
Amortization of deferred financing costs	730	503	2,000	1,511
Loss on early extinguishment of debt	—	—	24,234	—
Other, net	(272)	439	(758)	1,260

(Loss) income before income taxes	$(7,356)	$13,256	$(37,973)	$23,324

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

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, global economic conditions, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our substantial indebtedness, risks associated with integration of DDi Corp. and being controlled by VG Holdings, LLC. Please refer to the “Risk Factors” section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2011, for additional factors that could materially affect our financial performance.

Recent Developments

Guangzhou Fire

On September 5, 2012, we experienced a fire contained to a part of one building on the campus of our PCB manufacturing facility in Guangzhou, China which resulted in damage to inventory and fixed assets and has temporarily reduced the facility’s manufacturing capacity. As of the date of this Report, we have restored a portion of the lost capacity and expect the facility’s capacity will be fully restored by the end of 2012, pending delivery and installation of certain replacement equipment. While we work to restore the lost capacity, where possible, we have shifted production of affected products to our other PCB facilities.

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

Company Overview

We are a leading worldwide provider of complex multi-layer rigid, flexible and rigid-flex printed circuit boards (“PCBs”) and electro-mechanical solutions (“E-M Solutions”). PCBs serve as the “electronic backbone” of almost all electronic equipment, and our E-M Solutions products and services integrate PCBs and other components into finished or semi-finished electronic equipment, which include custom and standard metal enclosures, metal cabinets, metal racks and sub-racks, backplanes, and busbars. The components we manufacture include, or can be found in, a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, entertainment and anti-lock braking systems, telecommunications switching equipment, data networking equipment, computer storage equipment, semi-conductor test equipment, wind and solar energy applications, off-shore drilling equipment, flight control systems, military communications applications and complex industrial, medical and other technical instruments.

We have fifteen manufacturing facilities, including eight in the United States and seven located outside of the United States that allow us to take advantage of low cost, high quality manufacturing environments, while serving a broad base of customers around the globe. Our PCB products are produced in our eight domestic facilities, three of our five facilities in China and our one facility in Canada. Our E-M Solutions products and services are provided from our other two facilities in China and our one facility in Mexico. In addition to our manufacturing facilities, in order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States. We operate our business in two segments: Printed Circuit Boards, which includes our PCB products, and Assembly, which includes our E-M Solutions products and services.

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

Business Overview

As a component manufacturer, our sales trends generally reflect the market conditions in the industries we serve. In the automotive sector, we are adding capacity at our principal automotive qualified PCB manufacturing facilities i) as a result the closure of our manufacturing facility in Huizhou, China during the third quarter of 2012 and ii) in anticipation of long-term demand trends in the global automotive electronics market, which according to Prismark Partners LLC, a leading PCB industry research firm, is expected to grow at a compound annual growth rate of 7.7% from 2011 to 2016. Market growth of automotive electronics is expected to be driven primarily by growth in worldwide vehicle sales, particularly to customers in emerging markets such as China, increased sales of hybrid and electric vehicles, and increased electronic content per vehicle. In the industrial & instrumentation market, we have experienced increased demand from our broad base of customers, and we expect sales trends in this diverse market will follow global economic trends. The telecommunications end-user market remains dynamic as the customers we supply produce a mixture of products which include both new cutting edge applications as well as more mature products with varying levels of demand. We continue to try to position ourselves to take advantage of growth opportunities related to the introduction of next generation wireless technology standards, but this portion of the market has been slow to develop. In the computer and datacommunications end market, we continue to pursue new customers and programs for both our Printed Circuit Boards and Assembly segments, especially in the high-end server and storage sectors. In the military and aerospace market, we continue to pursue market share gains as a result of continuing customer qualification activity; however, overall demand trends in this market have been negatively impacted by the ongoing budget debate in Washington. While we believe the long-term growth prospects for our PCB and E-M Solutions products remain solid, economic uncertainty continues to exist, and our visibility to future demand trends and pricing pressures remains limited.

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

Results of Operations

Three Months Ended September 30, 2012, Compared with the Three Months Ended September 30, 2011

Net Sales. Net sales for the three months ended September 30, 2012, were $327.4 million, representing a $48.5 million, or 17.4%, increase from net sales during the same period in 2011. Driving this increase were sales from manufacturing and distribution facilities acquired in the DDi Acquisition and increased sales at legacy Viasystems Assembly facilities, partially offset by decreased sales at legacy Viasystems Printed Circuit Boards facilities. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales decreased by approximately $17.6 million or 5.1% to $327.4 million for the three months ended September 30, 2012, as compared with the same period in 2011.

Net sales by end-user market for the three months ended September 30, 2012 and 2011, on i) a historical basis and ii) a pro forma basis as if the DDi Acquisition had been completed on January 1, 2011, were as follows:

	Historical		Pro Forma
End-User Market (dollars in millions)	2012	2011	2011
Automotive	$92.7	$113.5	$114.3
Industrial & Instrumentation	95.5	67.4	87.8
Computer and Datacommunications	57.7	40.3	54.1
Telecommunications	50.3	47.5	55.5
Military and Aerospace	31.2	10.1	33.3

Total Net Sales	$327.4	$278.8	$345.0

Our net sales of products for end use in the automotive market decreased by approximately $20.8 million, or 18.3%, during the three months ended September 30, 2012, compared with the same period in 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this market decreased by approximately $21.6 million, or 18.9%, to $92.7 million for the three months ended September 30, 2012, as compared with the same period in 2011. The decrease was a result of reduced global demand from our automotive customers, reduced sales to a customer that is transitioning a portion of their business to other suppliers and production delays as a result of a fire at one of our principal automotive PCB manufacturing facilities during the quarter.

Net sales of products ultimately used in the industrial & instrumentation markets for the three months ended September 30, 2012, increased by approximately $28.1 million, or 41.7%, compared with the same period in 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this market increased by approximately $7.7 million, or 8.8%, to $95.5 million for the three months ended September 30, 2012, as compared with the same period in 2011. The increase in net sales was driven primarily by increased global demand across our broad base of existing industrial and instrumentation customers, including wind power related programs and new customer and program wins, partially offset by a decline in sales in elevator controls related programs.

During the third quarter of 2012, net sales of our products for use in the computer and datacommunications market increased by approximately $17.4 million, or 43.0%, as compared with the same period in the prior year. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this market increased by approximately $3.6 million, or 6.6%, to $57.7 million for the three months ended September 30, 2012, as compared with the same period in 2011. The increase was driven by increased demand and sales associated with new customers and programs.

Net sales of products ultimately used in the telecommunications market increased by approximately $2.8 million, or 5.8%, for the quarter ended September 30, 2012, as compared with the quarter ended September 30, 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this market decreased by approximately $5.2 million, or 9.5%, to $50.3 million for the three months ended September 30, 2012, as compared with the same period in 2011. The sales decline was primarily a result of reduced demand for certain programs we supply, partially offset by new program wins.

Net sales to the military and aerospace end-user market increased $21.1 million, or 209.9%, to $31.2 million for the quarter ended September 30, 2012, as compared with the quarter ended September 30, 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this market decreased by approximately $2.1 million, or 6.3%, to $31.2 million for the three months ended September 30, 2012, as compared with the same period in 2011. The pro forma sales decline is a result of ongoing budget pressures on U.S. government defense spending which has continued to hamper demand and apply downward pricing pressures.

Net sales by segment for the three months ended September 30, 2012 and 2011, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2012	2011	2011
Printed Circuit Boards	$271.3	$226.6	$292.8
Assembly	57.9	54.4	54.4
Eliminations	(1.8)	(2.2)	(2.2)

Total Net Sales	$327.4	$278.8	$345.0

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended September 30, 2012, increased by $44.7 million, or 19.7%, to $271.3 million. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, Printed Circuit Boards segment net sales decreased by approximately $21.5 million, or 7.3%, to $271.3 million for the three months ended September 30, 2012, as compared with the same period in 2011. The decrease was a result of decreases in net sales in our automotive, telecommunications and military and aerospace end-user markets, partially offset by increased net sales in our computer and datacommunications and industrial & instrumentation end-user markets.

Assembly segment net sales increased by $3.5 million, or 6.4%, to $57.9 million for the three months ended September 30, 2012, compared with the third quarter of 2011. The increase was primarily the result of improved demand in wind power and industrial manufacturing equipment programs in our industrial & instrumentation end-user market, partially offset by reduced demand in our computer and datacommunications end-user market and reduced demand in elevator controls related programs in our industrial & instrumentation market.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations and comprehensive income for the three months ended September 30, 2012, was $262.0 million, or 80.0%, of consolidated net sales. This represents a 1.4 percentage point increase from the 78.6% of consolidated net sales for the third quarter of 2011. Cost of goods sold as a percentage of net sales was negatively impacted during the quarter by i) costs of approximately $3.0 million related to manufacturing inefficiencies at our Guangzhou, China manufacturing facility as a result of a fire in September 2012 which damaged a portion of the facility and interrupted production and ii) a $0.5 million charge to write off inventory which was impaired as a result of the closure of our Huizhou manufacturing facility.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs. Our results for the three months ended September 30, 2012, reflect increased incentive compensation costs and a stabilization of material and labor costs which had increased in 2011. With anticipated changes in minimum wage laws in China, we expect our labor costs may increase over the next twelve months. As part of our ongoing efforts to better align overhead costs and operating expenses with market demand, during the third quarter of 2012, we gave notice and began to reduce staffing at certain of our PCB manufacturing facilities in China. We expect these headcount reductions will be completed by the end of 2012.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. Costs as a percentage of sales during the quarter were negatively impacted by increased overhead costs at our Juarez, Mexico facility as it prepares for new product introductions at its new larger location.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $6.4 million, or 30.3%, to $27.6 million for the three months ended September 30, 2012, compared to the same period in the prior year. The increase in selling, general and administrative costs is primarily a result of costs associated with manufacturing and administrative sites acquired in the DDi Acquisition and increased non-cash stock compensation expense.

Depreciation. Depreciation expense for the three months ended September 30, 2012, was $22.2 million, including $21.1 million related to our Printed Circuit Boards segment and $1.1 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $5.5 million, or 35.3%, compared to the same period last year primarily as a result of increased investments in new equipment during the past twelve months and the effect of additional depreciation during the period on fixed assets acquired in the DDi Acquisition. Depreciation expense in our Assembly segment increased by approximately $0.2 million primarily as a result of investments in the fourth quarter of 2011 to relocate and expand our Juarez, Mexico facility.

Restructuring and Impairment. During 2012, the Company initiated certain restructuring activities as a result of i) the expiration of the lease of its Huizhou China PCB manufacturing facility, ii) the integration of the DDi business it acquired in May 2012 and iii) to achieve general cost savings as part of the Company’s ongoing efforts to align capacity, overhead costs and operating expenses with market demand. During the three months ended September 30, 2012, the Company recognized $9.4 million and $0.1 million of restructuring and impairment charges in its Printed Circuit Boards segment and Assembly segment, respectively. Restructuring and impairment charges incurred in the Printed Circuit Boards segment during the period included i) $2.0 million related to the closure of our Huizhou facility, ii) $0.5 million associated with integrating the newly acquired DDi business, iii) $5.9 million related to general cost savings and iv) a $0.9 million impairment charge related to inventory destroyed in a fire at our Guangzhou PCB facility. Restructuring and impairment charges incurred in the Assembly segment during the period related to general cost savings activities which primarily included the closure of our Qingdao, China facility.

Huizhou PCB Facility Closure

The district where our Huizhou facility is located is being redeveloped away from industrial use, and we were unable to renew our lease of the facility beyond its December 31, 2012, expiration date. During the third quarter of 2012, we completed the process of transitioning this facility’s customers to our other China PCB manufacturing facilities and the Huizhou facility ceased operations. We expect that the total related restructuring and impairment charges will not exceed $12.0 million, of which approximately $9.7 million will relate to personnel and severance, $1.3 million will relate to the impairment of fixed assets and $1.0 million will relate to lease terminations and other costs.

Integration of the DDi Business

In connection with the integration of the DDi business, we identified potential annualized cost synergies of approximately $10.0 million, and during the second and third quarter of 2012 we initiated certain actions to realize these cost synergies. These actions are primarily expected to include staff reductions, and we expect that the total related restructuring charges will not exceed $2.0 million. In addition, at the time of the DDi Acquisition, DDi was in the process of building a new PCB manufacturing facility in Anaheim, California with plans to relocate its existing Anaheim operations from a leased facility. We expect the new facility will be completed and the Anaheim operations will be relocated during the first quarter of 2013. In connection with the relocation of the Anaheim operations, we expect to incur restructuring costs in our Printed Circuit Boards segment of approximately $1.0 million.

General Cost Savings Activities

During the third quarter of 2012, the Company gave notice it would reduce staffing at certain of its PCB manufacturing facilities in China during the remainder of 2012 in order to better align overhead costs and operating expenses with market demand for its PCB products. Total related severance charges are expected to be approximately $6.0 million.

Our Qingdao, China facility had primarily operated as a satellite facility supporting the operations of our E-M Solutions facility in Shanghai, China. In order to achieve operational efficiencies and cost reductions, we consolidated the operations of the Qingdao facility into our other E-M Solutions facilities in China. The Qingdao facility ceased operations in July 2012, and the facility was decommissioned and returned to its landlord during the third quarter of 2012. Total related restructuring and impairment charges were $0.6 million which primarily related to personnel and severance costs. The Company does not expect to incur significant additional costs related to the closure of the Qingdao facility.

Guangzhou Fire

On September 5, 2012, the Company experienced a fire contained to a part of one building on the campus of its PCB manufacturing facility in Guangzhou, China which resulted in the loss of inventory with a carrying value of approximately $4.7 million and property, plant and equipment with a net book value of approximately $2.0 million. The Company maintains insurance coverage for property losses caused by fire which is subject to certain deductibles. The Company expects it will recover the full value of machinery and equipment destroyed, and as of September 30, 2012, recorded an impairment charge of $0.9 million for amount of the inventory loss which it expects will not be covered by insurance.

Operating Income. Operating income of $4.4 million for the three months ended September 30, 2012, represents a decrease of $17.0 million compared to operating income of $21.4 million for the three months ended September 30, 2011. The primary sources of operating income (loss) for the three months ended September 30, 2012 and 2011, were as follows:

Source (dollars in millions)	2012	2011
Printed Circuit Boards segment	$3.0	$20.8
Assembly segment	1.6	0.7
Other	(0.2)	(0.1)

Operating income	$4.4	$21.4

Operating income from our Printed Circuit Boards segment decreased by $17.8 million to $3.0 million for the three months ended September 30, 2012, compared to $20.8 million for the same period in the prior year. The decrease is primarily the result of increased restructuring and impairment charges, lower cost of goods sold relative to sales and increased selling, general and administrative costs and depreciation costs partially offset by higher sales volumes.

Operating income from our Assembly segment was $1.6 million for the three months ended September 30, 2012, compared to $0.7 million in the third quarter of 2011. The increase is primarily the result of increased sales volumes, partially offset by restructuring cost associated with the closure of our Qingdao facility and increased overhead costs at our Juarez facility as it prepares for new product introductions at its new larger facility.

The $0.2 million operating loss in the “Other” segment for the three months ended September 30, 2012, relates to professional fees and other expenses associated with the DDi Acquisition.

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

We use Adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact future operating cash flows, as follows:

•

Stock Compensation – non-cash charges associated with recognizing the fair value of stock options and other equity awards granted to employees and directors. We exclude these charges to more clearly reflect comparable year-over-year cash operating performance.

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

Reconciliations of operating income to Adjusted EBITDA for the three months ended September 30, 2012 and 2011, were as follows:

	Three Months Ended September 30,
Source (dollars in millions)	2012	2011
Operating income	$4.4	$21.4
Add-back:
Depreciation and Amortization	23.9	16.9
Restructuring and impairment	10.0	—
Non-cash stock compensation expense	2.7	1.9
Costs relating to acquisitions and equity registrations	0.2	0.1

Adjusted EBITDA	$41.2	$40.3

Adjusted EBITDA increased by $0.9 million, or 2.1%, primarily as a result of higher sales levels partially offset by a 1.4 percentage point increase in costs of goods sold relative to net sales, and increased selling, general and administrative costs. Adjusted EBITDA for the three months ended September 30, 2012, has not been adjusted to exclude costs of approximately $3.0 million related to manufacturing inefficiencies realted to the fire during the third quarter of 2012 at our Guangzhou facility.

Interest Expense, Net. Interest expense, net of interest income, was $11.3 million for the three month period ended September 30, 2012, compared with $7.2 million, for the quarter ended September 30, 2011. On April 30, 2012, we issued $550.0 million in aggregate principal amount of 7.875% senior secured notes due 2019 and on May 30, 2012, we redeemed our $220.0 million in the aggregate principal amount of 12.0% Senior Secured Notes due 2015. The increase in interest expense is primarily due to the incremental interest expense associated with the 2019 Notes over the 2015 Notes and interest expense associated with mortgage debt assumed in the DDi Acquisition.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies. Taxes provided on pre-tax income relate primarily to our profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for certain expenses, including our substantial interest expense. For the three months ended September 30, 2012, our tax provision included net expense of $1.5 million related to our pre-tax earnings and $0.7 million related to other tax matters. For the three months ended September 30, 2011, our tax provision includes net expense of $4.2 million related to pre-tax earnings and $1.6 million related to other tax matters.

Nine Months Ended September 30, 2012, Compared with the Nine Months Ended September 30, 2011

Net Sales. Net sales for the nine months ended September 30, 2012, were $886.3 million, representing a $98.0 million, or 12.4%, increase from net sales during the same period in 2011. Driving this increase were sales from new manufacturing and distribution facilities acquired in the DDi Acquisition, as well as increased sales at legacy Viasystems Printed Circuit Boards and Assembly facilities. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales increased by approximately $12.2 million or 1.2% to $999.3 million for the nine months ended September 30, 2012, as compared with the same period in 2011.

Net sales by end-user market for the nine months ended September 30, 2012 and 2011, on i) a historical basis and ii) a pro forma basis as if the DDi Acquisition had been completed on January 1, 2011, were as follows:

	Historical		Pro forma
End-User Market (dollars in millions)	2012	2011	2012	2011
Automotive	$300.1	$304.9	$302.0	$306.8
Industrial & Instrumentation	241.2	201.2	282.0	270.2
Computer and Datacommunications	148.8	108.0	173.9	147.8
Telecommunications	135.3	142.6	147.1	164.7
Military and Aerospace	60.9	31.6	94.3	97.6

Total Net Sales	$886.3	$788.3	$999.3	$987.1

Our net sales of products for end use in the automotive market decreased by approximately $4.8 million, or 1.6%, during the nine months ended September 30, 2012, compared with the same period in 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for end use in this market decreased by approximately $4.8 million, or 1.6%, to $302.0 million for the nine months ended September 30, 2012, as compared with the same period in 2011. The decrease was a result of reduced global demand from our automotive customers, reduced sales to a customer that is transitioning a portion of their business to other suppliers and production delays as a result of a fire at one of our principal automotive PCB manufacturing facilities during the third quarter of 2012, partially offset by price increases implemented during the second quarter of 2011.

Net sales of products ultimately used in the industrial & instrumentation market for the nine months ended September 30, 2012, increased by approximately $40.0 million, or 19.9%, compared with the same period in 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for end use in this market increased by approximately $11.8 million, or 4.4%, to $282.0 million for the nine months ended September 30, 2012, as compared with the same period in 2011. The increase in net sales was driven primarily by increased global demand across our broad base of customers, including wind power related programs, price increases implemented during the second half of 2011 and new customer and program wins, partially offset by a decline in sales in elevator controls related programs and inventory corrections at one of our larger customers.

During the first nine months of 2012, net sales of our products for use in the computer and datacommunications market increased by approximately $40.8 million, or 37.7%, as compared with the same period in the prior year. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this end market increased by approximately $26.1 million, or 17.7%, to $173.9 million for the nine months ended September 30, 2012, as compared with the same period in 2011. The increase was driven by increased global demand and new customer and programs wins.

Net sales of products ultimately used in the telecommunications market decreased by approximately $7.3 million, or 5.1%, for the nine months ended September 30, 2012, as compared with the nine months ended September 30, 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this end market decreased by approximately $17.6 million, or 10.7%, to $147.1 million for the nine months ended September 30, 2012, as compared with the same period in 2011. The sales decline is primarily a result of reduced demand for certain programs we supply, partially offset by last-buy sales increases on end-of-life programs and new program wins. While we have seen some sequential improvement in the global telecommunications market during 2012, this industry remains volatile.

Net sales to the military and aerospace end-user market increased $29.3 million, or 92.7%, to $60.9 million for the nine months ended September 30, 2012, as compared with the nine months ended September 30, 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in the military and aerospace end-user market decreased by approximately $3.3 million, or 3.6%, to $94.3 million for the nine months ended September 30, 2012, as compared with the same period in 2011. The pro forma sales decline is a result of ongoing budget pressures on U.S. government defense spending which has continued to hamper demand and apply downward pricing pressures.

Net sales by segment for the nine months ended September 30, 2012 and 2011, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2012	2011	2012	2011
Printed Circuit Boards	$728.8	$640.8	$841.8	$839.6
Assembly	163.3	156.0	163.3	156.0
Eliminations	(5.8)	(8.5)	(5.8)	(8.5)

Total Net Sales	$886.3	$788.3	$999.3	$987.1

Printed Circuit Boards segment net sales, including intersegment sales, for the nine months ended September 30, 2012, increased by $88.0 million, or 13.7%, to $728.8 million. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, Printed Circuit Boards segment net sales, including intersegment sales, for the nine months ended September 30, 2012, increased by $2.2 million, or 0.3%, as compared with the same period in the prior year. This increase is a result of increases in net sales in our industrial & instrumentation and computer and datacommunications end-user markets, partially offset by a decline in net sales in our automotive, telecommunications and military and aerospace end-user markets.

Assembly segment net sales increased by $7.3 million, or 4.7%, to $163.3 million for the nine months ended September 30, 2012, compared with the same period in 2011. The increase was primarily the result of improved demand in wind power and industrial manufacturing equipment programs in our industrial & instrumentation end-user market, partially offset by reduced demand in our telecommunications end-user market and reduced demand in elevator controls related programs in our industrial & instrumentation market.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations and comprehensive income for the nine months ended September 30, 2012, was $708.6 million, or 79.9%, of consolidated net sales. This represents a 0.3 percentage point improvement from the 80.2% of consolidated net sales for the nine months ended September 30, 2011. In accordance with purchase accounting rules, the inventory acquired from DDi as part of the DDi Acquisition was written up to its fair value, which for work in progress and finished goods approximated its selling price less an estimated profit from the selling effort. As a result, cost of goods sold during the nine months ended September 30, 2012, reflected the inventory fair value adjustment of approximately $3.9 million, which negatively impacted the ratio of cost of goods sold to net sales. Excluding this adjustment, cost of goods sold relative to consolidated net sales improved by 0.7 percentage points to 79.5%. Cost of goods sold as a percentage of sales was also negatively impacted during the period by i) costs of approximately $3.0 million related to manufacturing inefficiencies at our Guangzhou, China manufacturing facility as a result of a fire in September 2012 which damaged a portion of the facility and interrupted production and ii) a $0.5 million charge to write off inventory which was impaired as a result of the closure of our Huizhou manufacturing facility.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs. Our results for the nine months ended September 30, 2012, reflect increased incentive compensation costs and a stabilization of material and labor costs which had increased in 2011. While we expect short-term stability in labor costs, with anticipated changes in minimum wage laws in China, we expect our labor costs will increase during the rest of 2012. As part of our ongoing efforts to better align overhead costs and operating expenses with market demand, during the third quarter of 2012, we gave notice and began to reduce staffing at certain of our PCB manufacturing facilities in China. We expect these headcount reductions will be completed by the end of 2012.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. Costs as a percentage of sales during the nine months ended September 30, 2012, were negatively impacted by inefficiencies associated with the closure of our Qingdao, China facility and increased overhead costs at our Juarez, Mexico facility as it prepares for new product introductions at its new larger location.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $21.7 million, or 37.0%, to $80.4 million for the nine months ended September 30, 2012, compared to the same period in the prior year. The increase in selling, general and administrative costs is a result of professional fees and other costs relating to the DDi Acquisition, costs associated with new manufacturing, sales and administrative sites acquired in the DDi Acquisition and increased non-cash stock compensation expense, partially offset by decreased costs associated with management meetings that occurred in 2011 but not in 2012.

Depreciation. Depreciation expense for the nine months ended September 30, 2012, was $57.8 million, including $54.5 million related to our Printed Circuit Boards segment and $3.3 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $8.8 million, or 19.2%, compared to the same period last year primarily as a result of increased investments in new equipment during the past twelve months and the effect of additional depreciation during the period on fixed assets acquired through the DDi Acquisition as compared to the same period in 2011. Depreciation expense in our Assembly segment increased by $0.3 million as compared to the same period last year primarily as a result of investments in the fourth quarter of 2011 to relocate and expand our Juarez, Mexico facility.

Restructuring and Impairment. During 2012, the Company initiated certain restructuring activities as a result of the expiration of the lease of its Huizhou China PCB manufacturing facility, the integration of the DDi business it acquired in May 2012 and to achieve general cost savings as part of the Company’s ongoing efforts to align capacity, overhead costs and operating expenses with market demand. During the nine months ended September 30, 2012, the Company recognized $17.8 million and $0.6 million of restructuring and impairment charges in its Printed Circuit Boards segment and Assembly segment, respectively. Restructuring and impairment charges incurred in the Printed Circuit Boards segment during the nine months ended September 30, 2012, included i) $10.2 million related to the closure of our Huizhou facility, ii) $0.8 million associated with integrating the newly acquired DDi business, iii) $5.9 million related to general cost savings and iv) a $0.9 million impairment charge related to inventory destroyed in a fire at our Guangzhou PCB facility. Restructuring and impairment charges incurred in the Assembly segment during the nine months ended September 30, 2012, related to general cost savings activities which primarily included the closure of our Qingdao, China facility.

Huizhou PCB Facility Closure

The district where our Huizhou facility is located is being redeveloped away from industrial use, and we were unable to renew our lease of the facility beyond its December 31, 2012, expiration date. During the third quarter of 2012, we completed the process of transitioning this facility’s customers to our other China PCB manufacturing facilities and the Huizhou facility ceased operations. We expect that the total related restructuring and impairment charges will not to exceed $12.0 million, of which approximately $9.7 million will relate to personnel and severance, $1.3 million will relate to the impairment of fixed assets and $1.0 million will relate to lease terminations and other costs.

Integration of the DDi Business

In connection with the integration of the DDi business, we identified potential annualized cost synergies of approximately $10.0 million, and during the second and third quarter of 2012 we initiated certain actions to realize these cost synergies. These actions are primarily expected to include staff reductions, and we expect that the total related restructuring charges will not exceed $2.0 million. In addition, at the time of the DDi Acquisition, DDi was in the process of building a new PCB manufacturing facility in Anaheim, California with plans to relocate its existing Anaheim operations from a leased facility. We expect the new facility will be completed and the Anaheim operations will be relocated during the first quarter of 2013. In connection with the relocation of the Anaheim operations, we expect to incur restructuring costs in our Printed Circuit Boards segment of approximately $1.0 million.

General Cost Savings Activities

During the third quarter of 2012, the Company gave notice it would reduce staffing at certain of its PCB manufacturing facilities in China during the remainder of 2012 in order to better align overhead costs and operating expenses with market demand for its PCB products. Total related severance charges are expected to be approximately $6.0 million.

Our Qingdao, China facility had primarily operated as a satellite facility supporting the operations of our E-M Solutions facility in Shanghai, China. In order to achieve operational efficiencies and cost reductions, we consolidated the operations of the Qingdao facility into our other E-M Solutions facilities in China. The Qingdao facility ceased operations in July 2012, and the facility was decommissioned and returned to its landlord during the third quarter of 2012. Total related restructuring and impairment charges were $0.6 million which primarily related to personnel and severance costs. The Company does not expect to incur significant additional costs related to the closure of the Qingdao facility.

Guangzhou Fire

On September 5, 2012, the Company experienced a fire contained to a part of one building on the campus of its PCB manufacturing facility in Guangzhou, China which resulted in the loss of inventory with a carrying value of approximately $4.7 million and property, plant and equipment with a net book value of approximately $2.0 million. The Company maintains insurance coverage for property losses caused by fire which is subject to certain deductibles. The Company expects it will recover the full value of machinery and equipment destroyed, and as of September 30, 2012, recorded an impairment charge of $0.9 million for amount of the inventory loss which it expects will not be covered by insurance.

Operating Income. Operating income of $18.3 million for the nine months ended September 30, 2012, represents a decrease of $29.5 million compared to operating income of $47.8 million of the nine months ended September 30, 2011. The primary sources of operating income (loss) for the nine months ended September 30, 2012 and 2011, were as follows:

Source (dollars in millions)	2012	2011
Printed Circuit Boards segment	$25.1	$43.3
Assembly segment	2.4	5.0
Other	(9.2)	(0.5)

Operating income	$18.3	$47.8

Operating income from our Printed Circuit Boards segment decreased by $18.2 million to $25.1 million for the nine months ended September 30, 2012, compared to $43.3 million for the same period in the prior year. The decrease in operating income was primarily the result of increased restructuring costs, higher levels of selling, general and administrative expense and increased depreciation expense, partially offset by higher sales levels and lower levels of cost of goods sold relative to sales. Operating income during the second quarter of 2012 reflected a one-time inventory fair value adjustment of approximately $3.9 million related to the DDi Acquisition, which negatively impacted cost of goods sold.

Operating income from our Assembly segment was $2.4 million for the nine months ended September 30, 2012, compared to $5.0 million in the nine months ended September 30, 2011. The decrease is primarily the result of restructuring costs associated with the closure of our Qingdao, China facility and increased overhead costs at our Juarez, Mexico facility as it prepares for new product introductions at its new larger facility.

The $9.2 million operating loss in the “Other” segment for the nine months ended September 30, 2012, relates primarily to professional fees and other expenses associated with the DDi Acquisition. The $0.5 million operating loss in the “Other” segment for the nine months ended September 30, 2011, relates primarily to professional fees associated with acquisitions and equity registrations.

Adjusted EBITDA. Reconciliations of operating income to Adjusted EBITDA for the nine months ended September 30, 2012 and 2011, were as follows:

	Nine Months Ended September 30,
Source (dollars in millions)	2012	2011
Operating income	$18.3	$47.8
Add-back:
Depreciation and Amortization	60.7	50.0
Restructuring and impairment	18.9	(0.1)
Costs relating to acquisitions and equity registrations	13.1	0.5
Non-cash stock compensation expense	7.9	5.8

Adjusted EBITDA	$118.9	$104.0

Adjusted EBITDA for the nine months ended September 30, 2012, increased by $14.9 million, or 14.5%, as compared to the same period in 2011, primarily as a result of higher sales levels and an adjusted 0.7 percentage point increase in costs of goods sold relative to net sales, partially offset by an increase in selling, general and administrative costs. Adjusted EBITDA for the nine months ended September 30, 2012, has not been adjusted to exclude costs of approximately $3.0 million related to manufacturing inefficiencies related to the fire during the third quarter of 2012 at our Guangzhou facility.

Interest Expense, Net. Interest expense, net of interest income, was $30.8 million for the nine month period ended September 30, 2012, compared to $21.7 million, for the nine months ended September 30, 2011. On April 30, 2012, we issued $550.0 million in aggregate principal amount of 7.875% senior secured notes due 2019 and on May 30, 2012, we redeemed our $220.0 million in the aggregate principal amount of 12.0% senior secured notes due 2015. The increase in interest expense is primarily due to i) interest expense incurred during the one month period when both the 2019 Notes and the 2015 Notes were outstanding, ii) the incremental interest expense associated with the 2019 Notes over the 2015 Notes and iii) interest expense associated with mortgage debt assumed in the DDi Acquisition.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies. Taxes provided on pre-tax income relate primarily to our profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for certain expenses, including our substantial interest expense. For the nine months ended September 30, 2012, our tax provision included net expense of $10.4 million related to pre-tax earnings, which included a net increase to the valuation allowance for deferred tax assets of $3.7 million; and a net benefit of $0.6 million related to other tax matters, which included a reversal of $2.7 million of uncertain tax positions due to lapsing of the applicable statute of limitations. For the nine months ended September 30, 2011, our tax provision included net expense of $12.0 million related to our pre-tax earnings, and a net benefit of $3.4 million related to other tax matters, including a reversal of $6.0 million of uncertain tax positions due to lapsing of the applicable statute of limitations.

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

Our principal liquidity requirements over the next twelve months will be for i) $21.7 million semi-annual interest payments required in connection with the 2019 Notes, payable in May and November each year (beginning in November 2012), ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) debt service requirements in connection with our credit facilities and other debt, including $0.9 million payable upon the maturity of our 2013 Notes, v) costs to decommission our Huizhou, China facility and vi) costs to integrate the acquired DDi business, including the relocation of our Anaheim, California facility. In addition, the potential for acquisitions of other businesses in the future may require additional debt or equity financing.

Net cash provided by operating activities for the nine months ended September 30, 2012 and 2011, was $70.7 million and $40.0 million, respectively. The increase in net cash from operating activities is primarily due to positive changes in working capital, partially offset by lower net income.

Net cash used in investing activities was $344.7 million for the nine months ended September 30, 2012, and primarily related to our $282.0 million acquisition of DDi Corp, net of $28.5 million of cash acquired in the DDi Acquisition, our $10.1 million acquisition of the remaining 15% interest in our subsidiary that operates our Huizhou, China facility and capital expenditures of approximately $81.5 million. We expect our capital expenditures for 2012 will be in the range of $110 million to $120 million; however, given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions. Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards. The spending required to meet our customers’ requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. Total capital expenditures by our Printed Circuit Boards segment for the nine months ended September 30, 2012, were $75.4 million. Net cash used in investing activities was $74.6 million for the nine months ended September 30, 2011, and primarily related to capital expenditures, of which $69.9 million was incurred in our Printed Circuit Boards segment.

Net cash provided by financing activities was $297.1 million for the nine months ended September 30, 2012, which related to the issuance of our $550.0 million 2019 Notes partially offset by i) $16.0 million of related debt issuance costs, ii) the payment of $236.3 million to redeem our 2015 Notes and iii) net repayments of $0.4 million on credit facilities and mortgage debt. Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2011, which related to the repayment of capital lease obligations and distributions to the noncontrolling interest holder.

Financing Arrangements

As of September 30, 2012, including indebtedness assumed in the DDi Acquisition, our financing arrangements included the following:

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

Senior Secured Notes due 2019

On April 30, 2012, our subsidiary, Viasystems, Inc., completed an offering of $550.0 million of 7.875% Senior Secured Notes due 2019. We incurred $16.2 million of deferred financing fees related to the 2019 Notes that have been capitalized and will be amortized over the life of the notes.

Interest on the 2019 Notes is due semiannually on May 1 and November 1 of each year, beginning on November 1, 2012. At any time prior to May 1, 2015, we may use the cash proceeds from one or more equity offerings to redeem up to $192.5 million of the aggregate principal amount of the notes at a redemption price of 107.875% plus accrued and unpaid interest. In addition, at any time from March 1, 2013 to May 1, 2015, but not more than once in any twelve-month period, we may redeem up to $55.0 million of the aggregate principal amount of the notes at a redemption price of 103% plus accrued and unpaid interest. In addition, at any time prior to May 1, 2015, we may redeem all or part of the notes, at a redemption price of 100% plus a “make-whole” premium equal to the greater of a) 1% of the principal amount, or b) the excess of i) the present value at the redemption rate of 105.906% of the principal amount redeemed calculated using a discount rate equal to the treasury rate (as defined) plus 50 basis points, over ii) the principal amount of the notes. On or after May 1, 2015, we may redeem all or part of the notes during the twelve month periods ended April 30, 2016, 2017 and 2018 at redemption prices of 105.906%, 103.938% and 101.969%, respectively, plus accrued and unpaid interest. Subsequent to May 1, 2018, we may redeem the 2019 Notes at the redemption price of 100% plus accrued and unpaid interest. In the event of a Change in Control (as defined), we are required to make an offer to purchase the 2019 Notes at a redemption price of 101%, plus accrued and unpaid interest.

The 2019 Notes are guaranteed, jointly and severally, by all of Viasystems, Inc.’s current and future domestic subsidiaries (the “Subsidiary Guarantors”) and by Viasystems Group, Inc. through a parent guarantee. The 2019 Notes are collateralized by all of the equity interests of each of the Subsidiary Guarantors, and each existing and subsequently acquired domestic subsidiary and certain foreign subsidiaries (as defined), and by liens on substantially all of Viasystems, Inc.’s and the Subsidiary Guarantors’ assets.

The indenture governing the 2019 Notes contains restrictive covenants which, among other things, limit our ability and certain of our subsidiaries, including of Viasystems, Inc. and the Subsidiary Guarantors, to: a) incur additional indebtedness or issue disqualified stock or preferred stock; b) create liens, c) pay dividends, make investments or make other restricted payments; d) sell assets; e) consolidate, merge, sell or otherwise dispose of all or substantially all of the assets of Viasystems, Inc. and its subsidiaries; f) enter into certain transactions with affiliates.

Senior Secured 2010 Credit Facility

Our senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility”) provides a secured revolving credit facility in an aggregate principal amount of up to $75.0 million with an initial maturity of four years. As of September 30, 2012, the Senior Secured 2010 Credit Facility was undrawn, the Company had issued letters of credit totaling $0.7 million under the facility, and approximately $57.3 million was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

Our unsecured revolving credit facility between our Kalex Multi-layer Circuit Board (Zhongshan) Limited subsidiary and China Construction Bank, Zhongshan Branch (the “Zhongshan 2010 Credit Facility”), provides for borrowing denominated in Renminbi (“RMB”) and foreign currency including the U.S. dollar. As of September 30, 2012, $10.0 million in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of LIBOR plus 4.9%, and approximately $29.4 million of the facility was unused and available.

Huiyang 2009 Credit Facility

During the third quarter of 2012, the Company allowed its revolving credit facility between its Merix Printed Circuits Technology Limited (Huiyang) subsidiary and Industrial and Commercial Bank of China, Limited to expire.

Senior Subordinated Convertible Notes due 2013

Our 4.0% senior subordinated convertible debt obligations due May 2013 (the “2013 Notes”) are convertible at the option of the holder into shares of our common stock at a ratio of 7.367 shares per $1,000 principal amount, subject to certain adjustments, which is equivalent to a conversion price of $135.74 per share. The 2013 Notes are general unsecured obligations of ours and are subordinate in right of payment to all our existing and future senior debt. As of September 30, 2012, $0.9 million aggregate principal amount of the 2013 Notes was outstanding.

North America Mortgage Loans

In connection with the DDi Acquisition, we assumed mortgage loans which had been used historically to finance the acquisition, construction and improvement of certain of DDi’s manufacturing facilities. These loans include:

Toronto Mortgages

Our mortgage loans with Business Development Bank of Canada (“BDC”) consists of two loan agreements, one denominated in U.S. dollars and the second denominated in Canadian dollars, which are secured by the land, building and certain equipment at our manufacturing facility in Toronto, Canada. The loan agreements contain a covenant requiring us to maintain an available funds coverage ratio of 1.5. As of September 30, 2012, the balance of the U.S. dollar loan was $1.3 million. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.4% (3.35% as of September 30, 2012), and will mature in September 2028. As of September 30, 2012, the U.S. dollar equivalent balance of the Canadian dollar loan was $4.3 million. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.75% (4.25% as of September 30, 2012), and will mature in October 2015.

Anaheim Mortgage

Our mortgage loan with Wells Fargo Bank is secured by the land and building at our manufacturing facility in Anaheim, California which is currently under construction. The loan agreement contains a covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.25. As of September 30, 2012, the balance of the loan was $5.5 million. The loan bears interest at a fixed rate of 4.326%, and will mature in March 2019, when a balloon principal payment of $3.4 million will be due.

Cleveland Mortgage

Our mortgage loan with Zions Bank is secured by the land and building of at our manufacturing facility in Cuyahoga Falls, Ohio. As of September 30, 2012, the balance of the loan was $1.5 million. The loan bears interest at a variable rate equal to the Federal Home Loan Bank of Seattle prime rate plus 2% (7.07% as of September 30, 2012), and will mature in November 2032.

Denver Mortgage

Our mortgage loan with GE Real Estate is secured by the land and building at our manufacturing facility in Littleton, Colorado. As of September 30, 2012, the balance of the loan was $1.3 million. The loan bears interest at a fixed rate of 7.55%, and will mature in July 2032.

North Jackson Mortgage

Our mortgage loan with Key Bank is secured by the land and building at our manufacturing facility in North Jackson, Ohio. As of September 30, 2012, the balance of the loan was $0.6 million. The loan bears interest at a variable rate equal to 30 Day LIBOR plus 1.5% (1.73% as of September 30, 2012), and will mature in April 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be adversely affected as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2012, there were foreign currency hedge instruments outstanding with a nominal value of approximately 1.8 billion Chinese RMB related to our operations in Asia.

Item 4. Controls and Procedures

As of September 30, 2012, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Delphi Litigation. On May 19, 2011, and in a later amended complaint, our subsidiary Viasystems Technologies Corp., L.L.C. (“Viasystems Technologies”) filed a declaratory judgment action against certain Delphi Automotive companies (“Delphi”), asserting that Viasystems Technologies was not obligated under alleged requirements contracts to provide Delphi with product, and asserting that Delphi was disparaging Viasystems Technologies and tortiously interfering with Viasystems Technologies’ contracts. By agreement with Delphi, Viasystems Technologies did not serve Delphi with that complaint while the parties attempted to negotiate their differences, and we continued to provide Delphi with product. On November 4, 2011, Delphi filed a counter lawsuit in Oakland County, Michigan, claiming that Viasystems Technologies was obligated to continue to provide product to Delphi at the prices set forth in the alleged requirements contracts, and alleging that Delphi had no choice but to accept price increases under economic duress in order to avoid irreparable harm. On February 6, 2012, the Oakland County, Michigan Court dismissed the Michigan case in favor of the prior action brought by Viasystems Technologies in Missouri and awarded sanctions against Delphi for Delphi’s improper signing of the Complaint in violation of Michigan Court rules. Delphi has appealed the Michigan Court’s rulings. On April 26, 2012, Delphi filed a counterclaim in the Missouri Courts asserting that Viasystems Technologies improperly raised prices contrary to what Delphi believed to be “requirements contracts”, and that Viasystems Technologies allegedly defamed Delphi and tortiously interfered with its contracts. Delphi is seeking damages in excess of $10.9 million. In July 2012, we amended our complaint to assert that Delphi breached a supply agreement between the parties and we are seeking damages in excess of $7.0 million. We believe Delphi’s claims are without merit and intend to prosecute our claims vigorously. We cannot at this time predict an outcome or potential impact on our future financial condition or results of operations.

Litigation Relating to the DDi Acquisition. Subsequent to the announcement of the DDi Acquisition, a number of purported class action lawsuits were filed on behalf of DDi’s stockholders in various jurisdictions which named DDi Corp. (“DDi”), Viasystems Group, Inc. and others as primary defendants, and generally alleged, among other things, i) that the members of DDi’s board of directors violated the fiduciary duties owed to stockholders by approving the merger agreement, ii) that the members of DDi’s board of directors engaged in an unfair process and agreed to a price that allegedly failed to maximize value for stockholders and iii) that DDi and Viasystems Group, Inc. aided and abetted the DDi board members’ alleged breach of fiduciary duties. These complaints sought, among other things, to enjoin the DDi Acquisition until corrective actions were taken, as well as to award to plaintiffs the costs and disbursements of the action, including attorneys’ fees and experts’ fees. On May 15, 2012, the parties reached an agreement in principle to settle the various actions. The parties subsequently entered into a definitive stipulation of settlement in July 2012. The settlement is subject to approval by the Superior Court of California, Orange County (the “Court”). On October 23, 2012, the Court entered an order granting preliminary approval of the proposed settlement. Pursuant to the terms of the proposed settlement, DDi made additional information available to its stockholders in advance of the special meeting of DDi’s stockholders to approve the DDi Acquisition. In addition, the settlement contemplates that plaintiffs’ counsel will petition the Court for an award of attorneys’ fees and expenses in an amount not to exceed $0.6 million to be paid by DDi or its insurers. The proposed settlement did not affect the merger consideration paid to DDi’s stockholders in connection with the DDi Acquisition or change any of the terms of the merger or the merger agreement.

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

As of September 30, 2012 our total outstanding indebtedness was approximately $576.1 million. Our net interest expense for the nine months ended September 30, 2012 and the years ended December 31, 2011, 2010 and 2009, was approximately $30.8 million, $28.9 million, $30.9 million and $34.4 million, respectively. As of September 30, 2012, our total consolidated stockholders’ equity was approximately $242.0 million.

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

A noncontrolling interest holder owns a 5% interest in our subsidiary that operates our Huiyang, China facility. The noncontrolling interest holder is affiliated with the Chinese government and has close ties to local economic development and other Chinese government agencies. The noncontrolling interest holder has certain rights to be consulted and to consent to certain operating and investment matters concerning the Huiyang facility and the board of directors of the subsidiary that oversees the Huiyang facility. In addition, the noncontrolling interest holder is also the landlord of the Huizhou, China facility, which ceased operations during the third quarter of 2012. Failure to maintain good relations with the noncontrolling interest holder could materially adversely affect our ability to manage the operations of either or both of the plants.

Item 6. Exhibits

(a)	Exhibits

The information required by this item is included in the exhibit index that follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on November 8, 2012.

VIASYSTEMS GROUP, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President & Chief Financial Officer (Principal Financial Officer)

By:	/s/ Christopher R. Isaak
Name:	Christopher R. Isaak
Title:	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description

3.1	(1)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.

3.2	(1)	Second Amended and Restated Bylaws of Viasystems Group, Inc.

31.1	(2)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(2)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(2)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant § 906 of the Sarbanes-Oxley Act of 2002.

101	(3)	The following materials from Viasystems Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, ii) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011, and iv) Notes to Condensed, Consolidated Financial Statements.

(1)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.
(2)	Filed herewith.
(3)	Furnished herewith. Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”