Form 10-K
period 2012-12-31
VIASYSTEMS GROUP INC
filed 2013-02-15
CIK 1101169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock (consisting of common stock, $0.01 par value) of Viasystems Group, Inc. held by non-affiliates of the registrant was approximately $73,846,742 based upon the last sale price for the common stock on June 30, 2012, the last trading day of the registrant’s most recently completed second quarter, as reported on the NASDAQ Global Market system.

As of February 8, 2013, there were 20,704,364 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report on Form 10-K (the “Report”) include the use of the terms “we,” “us” and “our” which unless specified otherwise refer collectively to Viasystems Group, Inc. (“Viasystems”) and its subsidiaries.

We have made certain “forward-looking” statements in this Report under the protection of the safe harbor of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include those statements made in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “anticipates,” “intends,” “plans,” “estimates” or the negative thereof or other similar expressions or comparable terminology.

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

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders; global economic conditions; declines in gross margin as a result of excess capacity; our significant reliance on net sales to our largest customers; fluctuations in our operating results; our history of losses; our reliance on the automotive and telecommunications industries; risks associated with the credit risk of our customers and suppliers; influence of significant stockholders; our qualification as a “controlled company” within the meaning of the rules of NASDAQ; our significant foreign operations and risks relating to currency fluctuations; relations with and regulations imposed by the Chinese government, including power rationing; our dependence on the electronics industry, which is highly cyclical and subject to significant downturns in demand; shortages of, or price fluctuations with respect to, raw materials and increases in oil prices; our ability to compete in a highly competitive industry and to respond to rapid technological changes; reduction in, or cancellation of, customer orders; risks associated with manufacturing defective products and failure to meet quality control standards; uncertainty and adverse changes in the economy and financial markets; risks relating to success of printed circuit board manufacturers in Asia; failure to maintain good relations with our noncontrolling interest holder in China; failure to align manufacturing capacity with customer demand; damage to our manufacturing facilities or information systems; loss of key personnel and high employee turnover; risks associated with governmental and environmental regulation, including regulation associated with climate change and greenhouse gas emissions; our exposure to income tax fluctuations; failure to comply with, or expenses related to compliance with, export laws or other laws applicable to our foreign operations, including the Foreign Corrupt Practices Act; our ability to renew leases of our manufacturing facilities; risks associated with future restructuring charges; risks relating to our substantial indebtedness; and our being controlled by VG Holdings, LLC (“VG Holdings”). Please refer to the “Risk Factors” section of this Report for additional factors that could materially affect our financial performance.

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

Issuance of Senior Secured Notes due 2019 and Redemption of Senior Secured Notes due 2015

On April 30, 2012, our subsidiary, Viasystems, Inc., completed a private offering of $550.0 million of 7.875% Senior Secured Notes due 2019 (the “2019 Notes”) and, on May 30, 2012, redeemed all of its outstanding $220.0 million aggregate principal amount of 12.0% senior secured notes due 2015 (the “2015 Notes”) at a redemption price of 107.4% plus accrued interest. The net proceeds of the 2019 Notes were used to fund the redemption of our 2015 Notes and the DDi Acquisition. In connection with the redemption of the 2015 Notes, we incurred a loss on the early extinguishment of debt of $24.2 million, which included a call premium of $16.3 million, the write-off of unamortized original issue discount of $4.1 million and the write-off of unamortized deferred financing fees of $3.8 million.

Guangzhou Fire

On September 5, 2012, we experienced a fire contained to a part of one building on the campus of our PCB manufacturing facility in Guangzhou, China which resulted in damage to inventory and fixed assets and had temporarily reduced the facility’s manufacturing capacity. As of December 31, 2012, we had restored a portion of the manufacturing capacity lost as a result of the fire damage, and completed our recovery in January 2013.

General

We are a leading worldwide provider of complex multi-layer rigid, flexible and rigid-flex printed circuit boards (“PCBs”) and electro-mechanical solutions (“E-M Solutions”). PCBs serve as the “electronic backbone” of almost all electronic equipment, and our E-M Solutions products and services integrate PCBs and other components into finished or semi-finished electronic equipment, for which we also provide custom and standard metal enclosures, metal cabinets, metal racks and sub-racks, backplanes, and busbars.

The products we manufacture include, or can be found in, a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety and entertainment, telecommunications switching equipment, data networking equipment, computer storage equipment, semiconductor test equipment, wind and solar energy applications, off-shore drilling equipment, communications applications, flight control systems and complex industrial, medical and other technical instruments. Our broad offering of E-M Solutions products and services includes component fabrication, component integration, and final system assembly and testing. These services can be bundled with our PCBs to provide an integrated solution to our customers. Our net sales for the year ended December 31, 2012, were derived from the following end markets:

•	Automotive (32.5%);

•	Industrial & instrumentation (26.8%);

•	Computer and datacommunications (17.2%);

•	Telecommunications (15.5%); and

•	Military and aerospace (8.0%).

We are a supplier to more than 1,000 original equipment manufacturers (“OEMs”) and contract electronic manufacturers (“CEMs”) in numerous end markets. Our OEM customers include industry leaders such as Agilent Technologies, Inc., Alcatel-Lucent SA, Apple Inc., Autoliv, Inc., BAE Systems, Inc., Robert Bosch GmbH, Broadcom Corporation, Ciena Corporation, Cisco Systems, Inc., Continental AG, Dell Inc., Danahar Corporation, Ericsson AB, General Electric Company, Goodrich Corporation, Harris Communications, Hitachi, Ltd., Huawei Technologies Co. Ltd., Intel Corporation, L-3 Communications Holdings, Inc., Motorola Inc., NetApp, Inc., Q-Logic Corporation, Qualcomm Incorporated, Raytheon Company, Rockwell Automation, Inc., Rockwell Collins, Tellabs, Inc., TRW Automotive Holdings Corp., and Xyratex Ltd. In addition, we have good working relationships with industry-leading CEMs such as Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Foxconn Technology Group, Jabil Circuit, Inc. and Plexus Corp., and we supply PCBs and E-M Solutions products to these customers as well.

We have fifteen manufacturing facilities, including eight in the United States and seven located outside of the United States, which allows us to take advantage of low cost, high quality manufacturing environments, while serving a broad base of customers around the globe. Our PCB products are produced in our eight domestic facilities, three of our five facilities in China and our one facility in Canada. Our E-M Solutions products and services are provided from our other two facilities in China and our one facility in Mexico. In addition to our manufacturing facilities, in order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States. The locations of our engineering and customer service centers correspond directly to the primary areas where we ship our products. For the year ended December 31, 2012, on a pro forma basis, assuming the DDi Acquisition occurred on January 1, 2012, approximately 49.6%, 30.9% and 19.5% of our net sales were generated by shipments to destinations in North America, Asia and Europe, respectively.

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

From 1999 to 2001, the majority of our customers were telecommunications and networking OEMs and our business relied heavily on those markets. In early 2001, the telecommunications and networking industries began a significant business downturn caused by a decline in capital spending in those industries. This decline in capital spending was exacerbated by excess inventories within those industries’ contract manufacturing supply chain.

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

During 2009, in light of global economic conditions we closed our E-M Solutions manufacturing facility in Milwaukee, Wisconsin, along with its satellite final-assembly and distribution facility in Newberry, South Carolina.

On February 11, 2010, our Company was recapitalized pursuant to a recapitalization agreement (the “Recapitalization Agreement”) such that (i) each outstanding share of common stock was exchanged for 0.083647 shares of common stock, (ii) each outstanding share of our Mandatory Redeemable Class A Junior Preferred Stock was reclassified as, and converted into, 8.478683 shares of newly issued common stock and (iii) each outstanding share of our Redeemable Class B Senior Convertible Preferred Stock was reclassified as, and converted into, 1.416566 shares of newly issued common stock.

During 2010, we acquired Merix Corporation (“Merix”) in a transaction pursuant to which Merix became a wholly owned subsidiary of our company (the “Merix Acquisition”). Merix was a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and China. The Merix Acquisition increased our PCB manufacturing capacity by adding four additional PCB production facilities, added North American PCB quick-turn services capability and added military and aerospace to our already diverse end-user markets.

On May 31, 2012, we acquired DDi Corp. which increased our PCB manufacturing capacity by adding seven additional PCB production facilities, added flexible circuit manufacturing capabilities and enhanced our North American quick-turn services capability. Also during 2012, we closed our PCB manufacturing facility in Huizhou, China due to the Chinese government’s decision to redevelop the district where this plant was located and closed our E-M Solutions manufacturing facility in Qingdao, China.

We are headquartered in St. Louis, Missouri. The mailing address for our headquarters is 101 South Hanley Road, St. Louis, Missouri 63105, and our telephone number at that location is (314) 727-2087. We can also be reached at our website, www.viasystems.com.

Our Products

Printed Circuit Boards—PCBs serve as the foundation of almost all electronic equipment, providing both the circuitry and mounting surfaces necessary to interconnect discrete electronic components, such as integrated circuits, capacitors and resistors. PCBs consist of a pattern of electrical circuitry fabricated on insulating material through electroplating and etching processes that allow for connections between components mounted onto them.

Electro-Mechanical Solutions—E-M Solutions include a wide variety of products and services, primarily including i) backplane assembly, ii) PCB assembly, which involves attaching electronic components to PCBs and backplanes, iii) fabrication of custom and standard metal enclosures, cabinets, racks, sub-racks and bus bars, iv) systems integration, v) final assembly, vi) product testing and vii) fulfillment.

During 2012, our PCB products were supplied from our Printed Circuit Boards segment and our E-M Solutions products and services were supplied from our Assembly segment.

Our Business Strategy

Our objective is to be the leader in providing complex multi-layer PCBs and E-M Solutions globally. Key elements of our strategy to achieve this objective include:

Maintenance of diverse end markets and end customer mix. In order to reduce our exposure to, and reliance on, any single unpredictable end market and to provide alternative growth paths, we focus on a diverse range of markets, including automotive, industrial & instrumentation, computer and datacommunications, telecommunications and military and aerospace. For reporting purposes, we consider our industrial & instrumentation end market to also include medical, consumer and other. We pursue customers in each market, and intend to continue to maintain our focus on a diverse mix of customers and end markets.

Enhancement of our strong customer relationships. We benefit from established, long-term relationships with a diverse group of OEM customers. We are focused on expanding our business with these customers by leveraging our history of producing quality products with a high level of customer service and operational excellence, which provides us with the opportunity to bid for additional programs from the strong position of a preferred supplier. In addition, we have good working relationships with industry leading CEMs. These relationships provide us access to additional PCB and E-M Solutions opportunities and enable our CEM partners to offer a fully integrated product solution to their customers. Our management team has created a culture that is focused on providing our customers with high quality service and technical support.

Expansion of our relationships with existing customers through cross-selling. We intend to continue to pursue cross-selling opportunities with our existing base of customers. We leverage our full life cycle capabilities to provide our customers with an integrated manufacturing solution that can range from fabrication of bare PCBs to final system assembly and testing. We intend to continue to leverage our customer relationships to expand sales to our existing customers.

Build on our leading position in renewable energy and hybrid technology. We have developed expertise and significant customer relationships in the fabrication and assembly of wind power related technologies, as well as an expertise in our PCB manufacturing process for “heavy copper” applications, which are used in hybrid automotive technologies. Our goal is to substantially grow our sales related to these and other “green” technologies.

Expansion of our manufacturing capabilities in low-cost locations. To meet our customers’ demands for high quality, low-cost products and services, we have invested and will continue to invest, as market conditions allow, in facilities and equipment in low-cost regions. For the year ended December 31, 2012, approximately 75.1% of our net sales were generated from products produced in our operations in China and Mexico. We intend to continue to develop our best-in-class technology and manufacturing processes in low-cost manufacturing locations. We believe our ability to leverage our advanced technology and manufacturing capabilities in low-cost locations will enable us to grow our net sales, improve our profitability and effectively meet our customers’ requirements for high quality, low-cost products and services.

Enhancement of our quick-turn manufacturing capabilities. We intend to continue to develop our quick-turn PCB manufacturing capabilities in North America and in Asia, which were substantially increased through our acquisition of DDi in 2012. Quick-turn manufacturing enables us to provide our customers with an expedited turnaround for prototype PCBs. By enhancing our quick-turn offering, we are able to offer our customers a seamless manufacturing transition from quick-turn prototyping by the engineering/design team to volume manufacturing. We focus on quick-turn capabilities because the significant value of these services to our customers allows us to charge a premium and generate higher margins. We also believe that the market dynamics for such time-critical services and products are more resistant to pricing pressure and commoditization.

Concentration on high value-added assembly products and services. We intend to continue to focus on providing E-M Solutions products and services to leading designers and sellers of advanced electronics products that generally require custom designed, complex products and short lead-time manufacturing services. We differentiate ourselves from many of our global competitors by focusing on low-volume, high margin programs, and not programs for high volume, low margin products such as mobile devices, personal computers and low-end consumer electronics. In addition, we intend to maintain our focus on offering leading-edge, high technology engineering services that address the complex PCB market and that we believe provide us a competitive advantage.

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

Markets and Customers

During 2012, we provided products and services to more than 1,000 OEMs. We believe our position as a strategic supplier of PCBs and E-M Solutions fosters close relationships with our customers. These relationships have resulted in additional growth opportunities as we have expanded our capabilities and capacity to meet our customers’ wide range of needs.

The following table shows our net sales as a percentage of total net sales by the principal end markets we serve:

	Year Ended December 31,
Markets	2012	2011	2010
Automotive	32.5%	39.0%	35.8%
Industrial & instrumentation	26.8	25.0	23.7
Computer and datacommunications	17.2	14.7	13.1
Telecommunications	15.5	17.3	23.5
Military and aerospace	8.0	4.0	3.9

Total net sales	100.0%	100.0%	100.0%

Although we seek to diversify our customer base, a small number of customers are responsible for a significant portion of our net sales. For the years ended December 31, 2012, 2011 and 2010, sales to our ten largest customers accounted for approximately 49.0%, 58.8% and 57.5% of our net sales, respectively. During the years ended December 31, 2012, 2011 and 2010, one customer, Robert Bosch GmbH, individually accounted for more than 10% of our net sales, with sales representing 13.9%, 14.5% and 13.3% of our net sales in those years, respectively. Sales to Robert Bosch GmbH occurred in the Printed Circuit Boards segment.

Manufacturing Services

Our offering of manufacturing services includes the following:

Design and Prototyping Services—We provide comprehensive front-end engineering services, including custom enclosure design and circuit board manufacturability design services in order to provide efficient manufacturing and delivery for our customers. We offer quick-turn prototyping in Asia and North America, which is the rapid production of a new product sample. Our quick-turn service allows us to provide small test quantities of PCBs to our customers’ product development groups. Our participation in product design and prototyping allows us to reduce our customers’ manufacturing costs and their time-to-market and time-to-volume. These services enable us to strengthen our relationships with customers that require advanced engineering services. In addition, by working closely with customers throughout the development and design process, we often gain insight into their future product requirements, and receive a preference for commercial quantity orders once the design is perfected.

PCB and Backpanel Fabrication—PCBs are platforms that provide electrical interconnection for semiconductors and other electronic components. Backpanels provide electrical interconnection between PCBs. We manufacture complex multi-layer rigid, flexible and rigid-flex PCBs and backpanels on a low-volume, quick-turn basis, as well as on a high-volume production basis. Historically, the trend in the electronics industry has been to increase the speed and performance of electronic devices while reducing their size. This trend has led to increasingly complex PCBs with higher layer counts, higher interconnect density and higher heat dissipation requirements.

Printed Circuit Board Assembly—As a complement to our E-M Solutions offerings, we have the capability to manufacture printed circuit board assemblies (“PCBAs”). Generally, we do not produce PCBAs on a standalone basis, but rather integrate them with other components as part of a full electro-mechanical system. In addition, we offer testing of PCBAs and the functions of the completed product, and we work with our customers to develop product-specific test strategies. Our test capabilities include in-circuit tests, functional tests, environmental stress tests and manufacturing defect analysis.

Backpanel Assembly—We provide backpanel assemblies, which are manufactured by mounting interconnect devices, including PCBs, integrated circuits and other electronic components on a bare backpanel. This process differs from that used to manufacture PCBAs primarily because of the larger size of the backpanel and the more complex placement techniques that must be used with higher layer count PCBs. We also perform functional and in-circuit testing on assembled backpanels.

Custom Metal Enclosure Fabrication—We specialize in the manufacture of custom-designed chassis and enclosures primarily used in the telecommunications, industrial, medical and computer/datacommunications industries. As a fully integrated supply chain partner with expertise in design, rapid prototyping, manufacturing, packaging and logistics, we provide our customers with shortened time-to-market and reduced manufacturing costs throughout a product’s life cycle.

Full System Assembly and Test—We provide full system assembly services to customers from our facilities in China and Mexico. These services require sophisticated logistics capabilities and supply chain management capabilities to procure components rapidly, assemble products, perform complex testing and deliver products to end-users around the world. Our full system assembly services involve combining custom metal enclosures and a wide range of subassemblies, including backpanel assemblies and PCBAs. We also apply advanced test techniques to various subassemblies and final end products. Increasingly, customers require custom, build-to-order system solutions with very short lead times. We are focused on supporting this trend by providing supply chain solutions designed to meet our customers’ individual needs.

Packaging and Global Distribution—We offer our customers flexible, just-in-time and build-to-order delivery programs, allowing product shipments to be closely coordinated with our customers’ inventory requirements. We are able to ship products directly into customers’ distribution channels or directly to the end-user.

Supply Chain Management—Effective management of the supply chain is critical to the success of our customers as it directly impacts the time required to deliver product to market and the capital requirements associated with carrying inventory. Our global supply chain organization works with customers and suppliers to meet production requirements and to procure materials. We utilize our enterprise resource planning (“ERP”) systems to optimize inventory management.

After-Sales Support—We offer a wide range of after-sales support tailored to meet customer requirements, including product upgrades, engineering change management, field failure analysis and repair.

Sales and Marketing

We focus on developing close relationships with our customers at the earliest development and design phases of products, and we continue to develop our relationship with our customers throughout all stages of production. We identify, develop and market new technologies that benefit our customers and position ourselves as a preferred product or service provider.

We market our products through our own sales and marketing organization and through relationships with independent sales agents around the world. This global sales organization is structured to ensure global account coverage by industry-specific teams of account managers. As of December 31, 2012, we employed approximately 374 sales and marketing employees strategically located throughout North America, Europe and Asia. Each industry marketing team shares support staff of sales engineers, program managers, technical service personnel and customer service organizations to ensure high-quality, customer-focused service. The global marketing organization further supports the sales organization through market research, market development and communications.

Manufacturing and Engineering

We produce highly complex, technologically advanced multi-layer and standard technology rigid, flexible and rigid-flex PCBs and backpanels that meet increasingly narrow tolerances and specifications demanded by our customers. Multi-layering, which involves placing multiple layers of electronic circuitry within a single PCB or backpanel, expands the number of circuits, allows for integration of increasingly complex components and increases the operating speed of systems by reducing the distance that electrical signals must travel. We are capable of producing commercial quantities of PCBs with up to 60 layers. PCBs and backpanels having narrow, closely spaced circuit tracks are known as fine line products. Today, we are capable of producing commercial quantities of PCBs with circuit track widths as narrow as three one-thousandths of an inch. We also have the capability to produce large format backpanels of up to 49 inches in length and as thick as four tenths of an inch. We have developed heavy copper capabilities, using foils of up to 12 ounces per square foot, which are required in high-power applications. In addition, we have developed microwave technologies to support radio frequency (“RF”) applications, and thermal management solutions, including solder-coin-attach, adhesive-bonded-heatsink and our proprietary embedded-heatsink technology.

The manufacturing of complex multi-layer PCBs and backpanels often requires the use of sophisticated high density interconnections (“HDI”) including blind or buried vias, sequential buildup (“SBU”) technology and via-in-pad (“VIP”) technology. The ability to precisely control the electrical properties (e.g., electrical impedance) of our products is crucial to transmission of high speed signals. These technologies require high performance materials and very tight laminating and etching tolerances. Our Printed Circuit Boards operation is an industry leader in performing extensive testing of various PCB designs, materials and surface finishes for restriction of hazardous substances compliance and compatibility.

The manufacture of PCBs and backpanels involves several basic steps, including i) etching, eletrodeposition or laser direct imaging (“LDI”) to produce the circuit image on copper-clad epoxy laminates, ii) pressing the laminates together to form a panel, iii) drilling holes, iv) electrodepositing copper or other conductive material in the holes to form interlayer electrical connections, and v) cutting the panels to shape. In addition, complex PCBs and backpanels require advanced process steps, such as dry film imaging, optical aligned registration, photoimageable soldermask, computer controlled drilling and routing, automated plating, via fill and various surface finish techniques. Tight process controls are required throughout the manufacturing process to achieve critical electrical properties. The manufacturing of PCBs used in backpanel assemblies requires specialized equipment and expertise because of the larger size and thickness of the backpanel and the increased number of holes for component mounting.

The manufacturing of PCBAs involves the attachment of various electronic components, such as semiconductors, integrated circuits, capacitors, microprocessors and resistors onto PCBs. The manufacturing of backpanel assemblies involves attachment of electronic components, including PCBs, integrated circuits and other components to the backpanel, which essentially is a large PCB. We use surface mount, pin-through-hole and press-fit technologies in backpanel assembly. We also assemble higher-level sub-systems and full systems incorporating PCBs and complex electro-mechanical components.

We provide computer-aided testing of PCBs, sub-systems and full systems, which contributes significantly to our ability to consistently deliver high quality products. We test PCBs and system level assemblies to verify that all components have been properly inserted and that electrical circuits are complete. Further functional tests determine whether the board or system assembly is performing to customer specifications.

Quality Standards

Our quality management systems are defect prevention based, customer focused and comply with international standards. All of our facilities are ISO 9001 certified, a globally accepted quality management standard. We also have facilities that are certified to additional industry specific standards, including automotive quality standards ISO/TS 16949, telecommunications quality management standard TL 9000 and aerospace quality management standard AS9100. All of our U.S. Facilities maintain key military quality certifications including MIL-PRF-55110, MIL-PRF-31032 or MIL-PRF-50884. Our facilities in Guangzhou and Zhongshan, China maintain ISO 17025 certification for testing and calibration laboratories. Our facilities in Forest Grove, Oregon; San Jose, California; Denver, Colorado; Cleveland, Ohio; North Jackson, Ohio; Sterling, Virginia and Toronto, Canada maintain NADCAP (National Aerospace and Defense Contractors Accreditation Program) accreditation.

Our manufacturing facilities and products also comply with industry specific requirements, including Telcordia (formerly Bellcore) and Underwriters Laboratories. These requirements include quality, manufacturing process controls, manufacturing documentation and supplier certification of raw materials. All of our U.S. facilities have compliance programs for U.S. international traffic in arms regulations (ITAR).

Supplier Relationships

We order raw materials and components based on purchase orders, forecasts and demand patterns of our customers and seek to minimize our inventory of materials or components that are not identified for immediate use in filling specific orders or specific customer contracts. We work with our suppliers to develop just-in-time supply systems that reduce inventory carrying costs and contract globally, where appropriate, to leverage our purchasing volumes. We select our suppliers on the basis of quality, on-time delivery, cost, technical capability and potential for technical advancement. While some of our customer agreements may require certain components to be sourced from specific vendors, the raw materials and component parts we use to manufacture our products, including copper and laminate, are generally available from multiple suppliers.

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

International Operations

As of December 31, 2012, we had seven manufacturing facilities located outside the United States, and sales offices in Canada, Mexico, Asia and Europe. Our international operations produce products in China, Canada and Mexico that accounted for approximately 71.5%, 3.6% and 3.6% of our net sales, respectively, for the year ended December 31, 2012, and 83.0%, 0.0% and 3.5% of our 2011 net sales, respectively. The remaining 21.3% and 13.5% of net sales for the years ended December 31, 2012 and 2011, respectively, are from products produced in the United States. Approximately 57.8% and 13.7% of our net sales for the year ended December 31, 2012, and 67.5% and 15.5% of our 2011 net sales were from products produced in China by our Printed Circuit Boards and Assembly business segments, respectively. We believe that our global presence is important as it allows us to provide consistent, quality products on a cost effective and timely basis to our multinational customers worldwide. We rely heavily on our international operations and are subject to risks generally associated with operating in foreign countries, including price and exchange controls, fluctuations in currency exchange rates and other restrictive actions that could have a material effect on our results of operations, financial condition and cash flows.

Environmental

Our operations are subject to various federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of pollutants into the air, ground and water, as well as the handling, storage, manufacturing and disposal of, or exposure to, solid and hazardous wastes, and occupational safety and health. We believe that we are in material compliance with applicable environmental laws, and the costs of compliance with such current or proposed environmental laws and regulations will not have a material adverse effect on us. All of our manufacturing sites are certified to ISO 14001 standards for environmental quality compliance or are working to achieve this certification. Further, we are not a party to any current claim or proceeding, and are not aware of any threatened claim or proceeding under environmental laws that could, if adversely decided, reasonably be expected to have a material adverse effect on us. However, there can be no assurance that any material environmental liability will not arise in the future, such as due to a change in the law or the discovery of currently unknown conditions.

Employees

As of December 31, 2012, we had 14,128 employees. Of these employees, 11,693 were involved in manufacturing, 1,207 in engineering, 374 in sales and marketing and 854 in administrative capacities. No employees were represented by a union pursuant to a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage or work slowdown, and we believe we have good relations with our employees.

Intellectual Property

We have developed expertise and techniques that we use in the manufacturing of our products. Research, development and engineering expenditures for the creation and application of new products and processes were approximately $3.6 million, $2.5 million and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. We believe many of our processes related to the manufacturing of PCBs are proprietary, including our ability to manufacture large perimeter, thick, high-layer-count backpanels. Generally, we rely on common law trade secret protection and on confidentiality agreements with our employees and customers to protect our trade secrets and techniques. We own 83 patents (including pending patents); however, we believe patents do not constitute a significant form of intellectual property rights in our industry. Our current portfolio of patents has expiration dates ranging from 2016 to 2031.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2012, was approximately $200.0 million, compared with $216.8 million at December 31, 2011. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing periods.

Segments

We operate our business in two segments: Printed Circuit Boards, which include our PCB products; and Assembly, which include our E-M Solutions products and services. For the year ended December 31, 2012, our Printed Circuit Boards segment accounted for approximately four-fifths of our net sales, and our Assembly segment accounted for approximately one-fifth of our net sales. See Note 15 in the accompanying notes to the consolidated financial statements for further information regarding our segments for fiscal years 2012, 2011 and 2010.

Financial Information and Geographical Areas

See Note 15 in the accompanying notes to the consolidated financial statements for financial information about geographical areas for fiscal years 2012, 2011 and 2010.

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

We have a history of losses and cannot assure you that we will achieve sustained profitability in the future. We incurred losses from continuing operations of $62.2 million, $54.7 million and $15.5 million for the years ended December 31, 2012, 2009, and 2008, respectively. For the years ended December 31, 2011 and 2010, we had net income of $30.3 million and $15.6 million, respectively. If we cannot regain our profitability, the value of our enterprise may decline.

We may experience fluctuations in operating results, and because many of our operating costs are fixed, even small revenue shortfalls or increased expenses can have a disproportionate effect on operating results.

Our operating results may vary significantly for a variety of reasons, including:

•	overall economic conditions in the electronics industry and global economy;

•	pricing pressures;

•	timing of orders from and shipments to major customers;

•	our capacity relative to the volume of orders;

•	expenditures in anticipation of future sales;

•	expenditures or write-offs related to acquisitions;

•	expenditures or write-offs related to restructuring activities;

•	start-up expenses relating to new manufacturing facilities; or

•	variations in product mix.

We are dependent upon the electronics industry, which is highly cyclical, suffers significant downturns in demand and faces pricing and profitability pressures, which may result in excess manufacturing capacity and increased price competition.

The electronics industry, on which a substantial portion of our business depends, is cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and over-capacity. This industry has experienced periods characterized by relatively low demand and price depression and is likely to experience recessionary periods in the future. Economic conditions affecting the electronics industry in general or specific customers in particular, have adversely affected our results of operations in the past and may do so in the future. The global economy has in the past been, and may in the future be, impacted by global recessionary conditions, volatile fuel prices, and changing political and economic landscapes. These factors and others may lead to low consumer confidence levels, resulting in a downturn in demand for products incorporating PCBs and E-M Solutions.

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

We face an inherent business risk of exposure to warranty and product liability claims in the event that our products, particularly those supplied to the automotive and aerospace industries, fail to perform as expected or such failure results, or is alleged to result, in bodily injury and/or property damage. If we were to manufacture and deliver products to our customers that contain defects, whether caused by a design, manufacturing or component failure, or by deficiencies in the manufacturing processes, it may result in delayed shipments to customers and reduced or cancelled customer orders. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall of such products. As suppliers become more integral to the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contributions when faced with product liability claims or recalls. In addition, vehicle manufacturers, which have traditionally borne the costs associated with warranty programs offered on their vehicles, are increasingly requiring suppliers to guarantee or warrant their products and may seek to hold us responsible for some or all of the costs related to the repair and replacement of parts supplied by us to the vehicle manufacturer. A successful warranty or product liability claim against us in excess of our established warranty and legal reserves or available insurance coverage, or a requirement that we participate in a product recall may have a material adverse effect on our business, financial condition, results of operations or cash flows and may harm our business reputation, which could lead to customer cancellations or non-renewals.

We may be required to recognize additional impairment charges.

Pursuant to U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to make periodic assessments of goodwill, intangible assets and other long-lived assets to determine if they are impaired. We incurred impairment charges to write down the value of property, plant and equipment of $0.7 million, $0.9 million and $5.6 million in 2012, 2009 and 2008, respectively, as a result of various restructuring activities and other events. Disruptions to our business, end-market conditions, protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and enterprise value declines may result in impairment charges to goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the periods of such charges.

If we are not able to renew leases of our manufacturing facilities, our operations could be interrupted and our assets could become impaired.

We lease several of our principal manufacturing facilities from third parties under operating leases with remaining lease terms, as of December 31, 2012, ranging from one to five years. During 2012 we closed our manufacturing facility in Huizhou, China because the area where this facility was located was redeveloped away from industrial use, and we were unable to renew our lease. During 2012 we incurred $10.7 million of restructuring and impairment charges as a result of the closure. If we are not able to renew facility leases under commercially acceptable terms, our operations at those facilities could be interrupted, our assets could become impaired and we may incur significant expense to relocate those operations. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As a corporation with a presence both abroad and in the United States, we are subject to taxes in various jurisdictions. Our effective tax rate is subject to fluctuation as the income tax rates for each year are a function of the following factors, among others:

•	the effects of a mix of profits or losses earned in numerous tax jurisdictions with a broad range of income tax rates;

•	our ability to utilize net operating losses;

•	our ability to allocate expenses of our U.S. corporate headquarters to overseas subsidiaries;

•	changes in contingencies related to taxes,

•	interest or penalties resulting from tax audits; and

•	changes in tax laws or the interpretation of such laws.

Changes in the mix of these items and other items may cause our effective tax rate to fluctuate between periods, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Certain of our Chinese subsidiaries have operated or continue to operate under tax incentive programs. Any tax incentives we receive could be challenged, modified or even eliminated by taxing authorities or changes in law. These tax incentive programs must be periodically renewed, and we cannot be assured that we would continue to qualify. In addition, the tax laws and rates in certain jurisdictions in which we operate can change with little or no notice, and any such change may apply retroactively. The effect of changes in Chinese tax laws on our overall tax rate will be affected by, among other things, our income, the manner in which China interprets, implements and applies the new tax provisions and our ability to qualify for any exceptions or new incentives. The expiration of tax incentive programs or new tax legislation could increase our effective tax rate, thereby having a material adverse effect on our business, financial condition, results of operations or cash flows.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in various jurisdictions.

Significant judgment is required in determining our provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, we cannot provide assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our income tax provisions and accruals.

Uncertainty and adverse changes in the economy and financial markets could have an adverse impact on our business and operating results.

Uncertainty or adverse changes in the economy could lead to a decline in demand for the end products manufactured by our customers, which, in turn, could result in a decline in the demand for our products and pressure to reduce our prices. As a result of the global economic downturns that began in 2008 and 2001, many businesses experienced weaker demand for their products and services and, therefore, took a more conservative stance in ordering component inventory. These downturns led to lower sales levels and caused us to close plants and reduce the size of our work force. Any future decrease in demand for our products could have an adverse impact on our business, financial condition, results of operations or cash flows. Uncertainty and adverse changes in the economy could also increase the cost and decrease the availability of potential sources of financing which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition, instability in the financial markets during economic downturns could lead to the consolidation, restructuring and closure of financial institutions. Should any of the financial institutions who maintain our cash deposits or who are a party to our credit facilities become unable to repay our deposits or honor their commitments under our credit facilities, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

U.S. federal and state governments and various governmental agencies have adopted or are contemplating statutory and regulatory changes in response to the potential impacts of climate change and emissions of greenhouse gases. International treaties or agreements may also result in increasing regulation of climate change and greenhouse gas emissions, including the introduction of greenhouse gas emissions trading mechanisms. Any such law or regulation regarding climate change and greenhouse gas emissions could impose significant costs on our operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring, reporting and other compliance costs. The potential costs of “allowances,” “offsets” or “credits” that may be part of potential cap-and-trade programs or similar proposed regulatory measures are still uncertain. Any adopted future climate change and greenhouse gas laws or regulations could negatively impact our ability, and that of our customers and suppliers, to compete with companies situated in areas not subject to such laws or regulations. These statutory and regulatory initiatives, if enacted, may impact our operations directly or indirectly through our suppliers or customers. Until the timing, scope and extent of any future law or regulation becomes known, we cannot predict the effect on our business, financial condition, results of operations or cash flows.

There may be shortages of, or price fluctuations with respect to, raw materials or components, which would cause us to curtail our manufacturing or incur higher than expected costs.

We purchase the raw materials and components we use in producing our products and providing our services, and bear the risk of potential raw material or component price fluctuations. In addition, shortages of raw materials such as gold and copper clad laminates, the principal raw materials used in our PCB operations, have occurred in the past and may occur in the future. Raw material or component shortages or price fluctuations could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, if we experience a shortage of materials or components, we may not be able to produce products for our customers in a timely fashion.

Energy and fuel oil prices may fluctuate, which would increase our cost to manufacture goods.

Our manufacturing operations consume a significant amount of energy to power our factories. We purchase electricity from local utilities and we generate a portion of our own electricity in certain of our manufacturing facilities using diesel generators. Prices for electricity and diesel fuel have risen substantially in recent years. Future price increases for electricity and diesel fuel would increase our cost and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We may not have sufficient insurance coverage for certain of the risks and liabilities we assume in connection with the products and services we provide to customers, which could leave us responsible for certain costs and damages incurred by customers.

We carry various forms of business and liability insurance, including commercial general liability insurance, which we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with the products and services we provide to customers, such as potential warranty, product liability and product recall claims. As a result, such liability claims may only be partially covered under our insurance policies. We continue to monitor the insurance marketplace to evaluate the availability of and need to obtain additional insurance coverage in the future. However, should we sustain a significant uncovered loss, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Damage to our manufacturing facilities or information systems due to fire, natural disaster or other events could harm our financial results.

We have manufacturing facilities in the United States, China and Mexico. In addition, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States. The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, act of war or terrorism, blizzard, flood, tornado, earthquake, lightning or other natural disaster could harm us financially, increasing our cost of doing business and limiting our ability to deliver our products and services on a timely basis. For example, in September 2012, our manufacturing facility in Guangzhou, China suffered a fire which resulted in the loss of inventory and property, plant and equipment with a combined net book value of $6.7 million. The fire damage temporarily reduced a portion of our manufacturing capacity. As of December 31, 2012 we had restored a portion of the manufacturing capacity lost as a result of the fire damage, and completed our recovery in January 2013. In June 2010, our manufacturing facility in Zhongshan, China suffered a fire in an electrical distribution hub, causing a cessation of production activities for a period of approximately one week. In addition, we rely heavily upon information technology systems and high-technology equipment in our manufacturing processes and the management of our business. We have developed disaster recovery plans; however, disruption of these technologies as a result of natural disaster or other events could harm our business and have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could be subject to litigation in the course of our operations that could adversely affect our operating results.

We are subject to various claims with respect to such matters as product liability, product development and other actions arising in the normal course of business. Item 3 of Part I of this Report discusses certain pending legal matters. Through any of these matters, or if we became the subject of future legal proceedings, our operating results may be affected by the outcome of such proceedings and other contingencies that cannot be predicted with certainty. When appropriate, and as required by U.S. GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our consolidated financial statements and could have a material adverse effect on business, financial condition, results of operations or cash flows in the period in which a liability would be recognized and the period in which damages would be paid, respectively. Although claims have been infrequent in the past, we may become subject to claims by our customers or end-users of our products alleging that we were negligent in our production or have infringed on intellectual property of another.

Several of our competitors hold patents covering a variety of technologies, applications and methods of use similar to some of those used in our products. From time to time, we and our customers have received correspondence from our competitors claiming that some of our products, as used by our customers, may be infringing one or more of these patents. Competitors or others have in the past, and may in the future, assert infringement claims against us or our customers with respect to current or future products or uses, and these assertions may result in costly litigation or require us to obtain a license to use intellectual property of others. If claims of infringement are asserted against our customers, those customers may seek indemnification from us for damages or expenses they incur.

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

For the years ended December 31, 2012, 2011 and 2010, sales to our ten largest customers accounted for approximately 49.0%, 58.8% and 57.5% of our consolidated net sales, respectively. For the years ended December 31, 2012, 2011 and 2010, one customer, Robert Bosch GmbH, accounted for over 10% of our consolidated net sales.

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

For many of our customers we do not have firm long-term purchase commitments, but rather conduct business on a purchase order basis. Customers may cancel their orders, reduce production quantities or delay production at any time for a number of reasons. Many of our customers have in the past experienced, and may in the future experience, significant decreases in demand for their products and services. Uncertain economic conditions in the global economy and the markets in which our customers operate have in the past prompted some of our customers to cancel orders, delay the delivery of our products and place purchase orders for fewer products than they had forecasted to us. Even when our customers are contractually obligated to purchase products, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers could:

•	adversely affect our operating results by reducing the volume of products that we manufacture for our customers;

•	delay or eliminate recoupment of our expenditures for inventory purchased to fulfill customer orders; or

•	lower our asset utilization, which would result in lower gross margins.

Increasingly, our larger customers are requesting that we enter into supply agreements with them that have restrictive terms and conditions. These agreements typically include provisions that increase our financial exposure, which could result in significant costs to us.

Increasingly, our larger customers are requesting that we enter into supply agreements with them. These agreements typically include provisions that generally serve to fix our selling price over some period of time or to increase our exposure for product liability and warranty claims—as compared to our standard terms and conditions—which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which may have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we are unable to provide our customers with high-end technology, high quality products, and responsive service, or if we are unable to deliver our products to our customers in a timely manner, our results of operations and financial condition may suffer.

In order to maintain our existing customer base and obtain business from new customers, we must constantly demonstrate our ability to produce our products at the level of technology, quality, responsiveness of service, timeliness of delivery, and at prices that our customers require. If our products are of substandard quality, if they are not delivered on time, if we are not responsive to our customers’ demands, or if we cannot meet our customers’ technological requirements, our reputation as a reliable supplier could be damaged. If we are unable to meet these product and service standards, we may be unable to obtain new contracts or keep our existing customers, and this could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our exposure to the credit risk of our customers and suppliers may adversely affect our business.

We sell our products to customers that have in the past experienced, and may in the future experience, financial difficulties. If our customers experience financial difficulties, we could have difficulty recovering amounts owed from these customers. While we perform credit evaluations and adjust credit limits based upon each customer’s payment history and credit worthiness, such programs may not be effective in reducing our exposure to credit risk. We evaluate the collectability of accounts receivable, and based on this evaluation make adjustments to the allowance for doubtful accounts for expected losses. Actual bad debt write-offs may differ from our estimates, which may have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

A significant portion of our sales are to customers within the automotive industry. For the years ended December 31, 2012, 2011 and 2010, sales to customers in the automotive industry represented approximately 32.5%, 39.0% and 35.8% of our net sales, respectively. If there was a destabilization of the automotive industry or a market shift away from our automotive customers, it may have a materially adverse effect on our business, financial condition, results of operations or cash flows.

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

A large percentage of our business is conducted with customers who are in the telecommunications industry. For the years ended December 31, 2012, 2011 and 2010, sales to customers in the telecommunications industry represented approximately 15.5%, 17.3% and 23.5% of our net sales, respectively. This industry is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. This industry is heavily dependent on the end markets it serves and therefore can be affected by the demand patterns of those markets. If the volatility in this industry continues, it would likely have a material adverse effect on our business, financial condition, results of operations or cash flows.

A significant portion of our business is derived from products and services ultimately sold to the U.S. government by our customers. Changes affecting the government’s capacity to do business with us or our customers or the effects of competition in the defense industry could have a material adverse effect on our business.

A significant portion of our revenues is derived from products and services ultimately sold to the U.S. government and is therefore affected by, among other things, the federal budget process. We are a supplier, primarily as a subcontractor, to the U.S. government and its agencies as well as to foreign governments and agencies. Government contracts and subcontracts are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, and in the case of contracts with the U.S. government, the congressional budget authorization and appropriation processes. Changes affecting the federal government could also increase competition among suppliers, which could have a material adverse effect on our business. In addition, the government is able to terminate contracts for convenience and may suspend or debar contractors in the event of certain violations of legal and regulatory requirements. Further, defense expedite (DX) orders from the U.S. government, which by law receive priority, can interrupt scheduled shipments to our other customers. The termination or failure to fund one or more significant contracts by the U.S. government could have a material adverse effect on our business, financial condition, results of operations or cash flows.

A significant portion of our business is derived from products and services sold to customers in the defense industry. Changes in export control or other federal regulations could result in increased competition from offshore competitors which could have a material adverse effect on our business.

A significant portion of our net sales are derived from products and services ultimately sold to customers in the defense industry. Many of these products are currently subject to export controls and other regulatory requirements such as United States Munitions List, that limit the ability of overseas competitors to manufacture such products. If these regulations or others are changed in a manner that reduces restrictions on certain products being manufactured overseas, we would face increased competition from overseas manufacturers. Such increased competition could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risks Related to Doing Business in China and Other International Locations

A significant portion of our manufacturing activities are conducted in foreign countries, exposing us to additional risks that may not exist in the United States.

International manufacturing operations represent a majority of our business. Sales outside the United States represent a majority of our net sales, and we expect net sales outside the United States to continue to represent a significant portion of our total net sales. Outside of the United States, we operate manufacturing facilities in China, Mexico and Canada.

Our international manufacturing operations are subject to a variety of potential risks, including:

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

Any of these factors may have an adverse effect on our international operations or on the ability of our international operations to repatriate earnings, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If manufacturing technical capability and quality continue to improve in Asia and other foreign countries where production costs are lower, our U.S. operations may become less competitive, lose market share, incur lower cost absorption, and experience lower gross margins and impairment of assets.

To the extent PCB manufacturers in Asia are able to more effectively compete with products manufactured in the United States, our facilities in the United States may not be able to compete as effectively and parts of our U.S. operations may not remain viable.

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

In recent years, the Chinese government has periodically rationed electrical power in certain areas of the country which has led to unscheduled production interruptions in some of our manufacturing facilities. In 2010, the Chinese government mandated certain limitations on manufacturing activities in Southern China in connection with the 2010 Asia Games, which were held in Guangzhou, China. We may encounter difficulties in the future with obtaining power or other key services due to infrastructure weaknesses and constraints in China that may impair our ability to compete effectively as well as materially adversely affect our business, financial condition, results of operations or cash flows.

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

We operate a number of manufacturing facilities in China. In past years, we have experienced increases in labor costs in our Chinese facilities. We expect increases in the cost of labor in our manufacturing facilities in China will continue to occur in the future. To the extent we are unable pass on increases in labor costs to our customers by increasing the prices for our products and services, minimum wage increases or increases in other labor costs could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Exports from the United States are regulated by various government agencies, including the U.S. Department of Commerce and the U.S. Department of State. Failure to comply with these regulations can result in significant fines and penalties. Additionally, violations of these laws can result in punitive penalties, which could restrict or prohibit us from exporting certain products, and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of December 31, 2012, approximately 75.5% of our common stock is owned by VG Holdings, LLC (“VG Holdings”). Accordingly, VG Holdings effectively controls the election of a majority of our board of directors and the approval or disapproval of certain other matters requiring stockholder approval and, as a result, has significant influence over the direction of our management and policies. Using this influence, VG Holdings may take actions or make decisions that are not in the same interests of our other stockholders. In addition, owners of VG Holdings are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or otherwise have business objectives that are not aligned with our business objectives.

We are a “controlled company” within the meaning of NASDAQ rules. As a result, we qualify for, and may in the future avail ourselves of, certain exemptions from NASDAQ corporate governance requirements.

VG Holdings owns a majority of our outstanding common stock. As a result, we qualify as a “controlled company” under the rules of NASDAQ. As a “controlled company” under NASDAQ rules, we may elect not to comply with certain NASDAQ corporate governance requirements, including i) that a majority of our board of directors consist of “independent directors,” as defined under the rules of NASDAQ, ii) that we have a nominating and corporate governance committee that is composed entirely of independent directors and iii) that we have a compensation committee that is composed entirely of independent directors. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all NASDAQ corporate governance requirements as long as we are a “controlled company.” We currently have not availed ourselves of the controlled company exception under NASDAQ rules.

Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our common stock.

Our certificate of incorporation and bylaws provide for, among other things:

•	restrictions on the ability of our stockholders to call a special meeting and the business that can be conducted at such a meeting;

•	our ability to issue preferred stock with terms that the board of directors may determine, without stockholder approval;

•	the absence of cumulative voting in the election of directors;

•	a prohibition of action by written consent of stockholders unless such action is approved by all stockholders; providing, however, that if VG Holdings owns 50% or more of our outstanding capital stock, then action may be taken by the stockholders by written consent if signed by stockholders having not less than the minimum of votes necessary to take such action; and

•	advance notice requirements for stockholder proposals and nominations.

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

We may in the future issue additional shares of our common stock which could result in the dilution of the ownership interests of our stockholders. As of December 31, 2012, we have outstanding approximately 20.6 million shares of common stock, and no shares of preferred stock. We are authorized to issue 100 million shares of common stock and 25 million shares of preferred stock with such designations, preferences and rights as determined by our board of directors. We filed a shelf registration statement with the Securities and Exchange Commission that became effective as of April 7, 2011, which authorizes us to sell up to $150 million of equity or other securities described in the registration statement in one or more offerings. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, future issuances of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

In addition, pursuant to our 2010 Equity Incentive Plan, we are authorized to grant options and other stock awards for up to 4,600,000 shares to our officers, employees, directors and consultants. Our stockholders will incur dilution upon exercise or issuance of any options or other stock awards. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into, exchangeable or exercisable for common stock, or if we use our securities as consideration for future acquisitions or investments, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

We have a substantial amount of debt and may be unable to service or refinance this debt, which could have a material adverse effect on our business in the future, and may place us at a competitive disadvantage in our industry.

As of December 31, 2012, our total outstanding indebtedness was approximately $575.7 million. Our net interest expense for the years ended December 31, 2012, 2011 and 2010, was approximately $42.2 million, $28.9 million and $30.9 million, respectively. As of December 31, 2012, our total consolidated stockholders’ equity was approximately $231.9 million.

This high level of debt could have negative consequences. For example, it could:

•	result in our inability to comply with the financial and other restrictive covenants in our credit facilities;

•	increase our vulnerability to adverse industry and general economic conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to make scheduled principal payments on our debt, thereby reducing the availability of our cash flow for working capital, capital investments and other business activities;

•	limit our ability to obtain additional financing to fund future working capital, capital investments, acquisitions and other business activities;

•	limit our ability to refinance our indebtedness on terms that are commercially reasonable, or at all;

•	expose us to the risk of interest rate fluctuations to the extent we pay interest at variable rates on the debt;

•	limit our flexibility to plan for, and react to, changes in our business and industry; or

•	place us at a competitive disadvantage relative to our less leveraged competitors.

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

If we cannot fund our liquidity needs, we will have to take actions such as: reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances; selling assets; restructuring or refinancing our debt; or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our $75 million senior secured revolving credit facility (the “Senior Secured 2010 Credit Facility”) and the indenture governing the outstanding $550.0 million aggregate principal amount of our 7.875% Senior Secured Notes due 2019 (the “2019 Notes”) limit the use of the proceeds from any disposition of assets and, as a result, we may not be allowed to use the proceeds from such dispositions to satisfy all current debt service obligations. In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we would be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

Restrictive covenants in the indenture governing the 2019 Notes and the agreements governing our other indebtedness will restrict our ability to operate our business.

The indentures or other agreements governing the 2019 Notes, the Senior Secured 2010 Credit Facility and certain mortgage loans contain, and agreements governing indebtedness we may incur in the future may contain, covenants that restrict our ability to, among other things, incur additional debt, pay dividends, make investments, enter into transactions with affiliates, merge or consolidate with other entities or sell all or substantially all of our assets. Additionally, the agreement governing the Senior Secured 2010 Credit Facility requires us to maintain certain financial ratios. A breach of any of these covenants could result in a default thereunder, which could allow the lenders or the noteholders to declare all amounts outstanding thereunder immediately due and payable. If we are unable to repay outstanding borrowings when due, the lenders under the Senior Secured 2010 Credit Facility, the collateral trustee under the indenture governing the 2019 Notes and related agreements and our mortgage lenders have the right to proceed against the collateral granted to them, including certain equity interests. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.

Downgrading of our debt ratings would adversely affect us.

Our debt securities and corporate credit profile are monitored and rated by Moody’s Investors Service, Inc. (“Moodys”) and Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc., (“S&P”). During 2012, the ratings we received from Moodys and S&P remained unchanged. Any downgrading by Moodys or S&P could make it more difficult for us to obtain new financing if we had an immediate need to increase our liquidity.

Failure to maintain good relations with the noncontrolling interest holder of a majority-owned subsidiary in China could materially adversely affect our ability to manage that operation.

A noncontrolling interest holder owns a 5% interest in our subsidiary that operates our Huiyang, China facility. The noncontrolling interest holder is affiliated with the Chinese government and has close ties to local economic development and other Chinese government agencies. The noncontrolling interest holder has certain rights to be consulted and to consent to certain operating and investment matters concerning the Huiyang facility and the board of directors of our subsidiary that operates the Huiyang facility. Failure to maintain good relations with the noncontrolling interest holder could materially adversely affect our ability to manage the operations of the plant.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

In addition to our executive offices in St. Louis, Missouri, we operate fifteen principal manufacturing and two principal distribution facilities, located in four different countries with a total area of approximately 5.3 million square feet. Our Anaheim, California; Cleveland, Ohio; North Jackson, Ohio; Denver, Colorado and Toronto, Canada facilities are pledged to secure mortgage loans associated with each of those respective facilities. Remaining lease terms for our principal leased properties range from one to five years.

The principal properties owned or leased by us are described below.

	Size (Appx.	Type of
Location	Sq. Ft.)	Interest	Description of Primary Products
United States
Forest Grove, Oregon	310,500	Owned	PCB fabrication and warehousing
Sterling, Virginia	101,000	Leased	PCB fabrication
Anaheim, California	92,000	Leased (a)	PCB fabrication
North Jackson, Ohio	68,000	Owned	PCB fabrication
	9,000	Leased	PCB fabrication
Milpitas, California	62,000	Leased	PCB fabrication
San Jose, California	40,000	Leased	PCB fabrication and warehousing
Cleveland, Ohio	40,000	Owned	PCB fabrication
El Paso, Texas	29,000	Leased	E-M Solutions warehousing and distribution
Littleton, Colorado	23,000	Owned	PCB fabrication
	2,000	Leased
Mexico
Juarez, Chihuahua	205,000	Leased	Backpanel assembly, PCB assembly, custom metal enclosure fabrication, and full system assembly and test
Canada
Toronto	99,000	Owned	PCB fabrication
	15,000	Leased	PCB fabrication
China
Guangzhou	2,250,000	Owned (b)	PCB and backpanel fabrication
	106,000	Leased
Zhongshan	799,000	Owned (b)	PCB fabrication
Huiyang	250,000	Owned (b)	PCB fabrication and warehousing
Shanghai	430,000	Owned (b)	Custom metal enclosure fabrication, backpanel assembly, PCB assembly and full system assembly and test
Shenzhen	286,000	Leased	Custom metal enclosure fabrication, PCB assembly and full system assembly and test
Hong Kong	53,000	Owned	PCB and E-M Solutions warehousing and distribution

(a)	We are in the process of renovating a 96,000 square foot facility we purchased in Anaheim, California and expect to transfer production from our leased facility to the new facility in 2013.
(b)	Although these facilities are owned, we lease the underlying land pursuant to land use rights agreements with the Chinese government, which expire from 2043 to 2052.

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

Delphi Litigation

On May 19, 2011, and in a later amended petition, our subsidiary Viasystems Technologies Corp., LLC (“Viasystems Technologies”) filed a declaratory judgment action against certain Delphi Automotive companies (“Delphi”), asserting that Viasystems Technologies was not obligated under alleged requirements contracts to provide Delphi with product at prices demanded by Delphi, that Delphi had breached its contracts with Viasystems, and asserting that Delphi was disparaging Viasystems Technologies and tortiously interfering with Viasystems Technologies’ contracts. By agreement with Delphi, Viasystems Technologies did not serve Delphi with that petition while the parties attempted to negotiate their differences, and Viasystems Technologies continued to provide Delphi with product under signed spot purchase agreements. On November 7, 2011, Delphi filed a counter lawsuit in Michigan state court. Pursuant to Viasystems’ motion, on February 6, 2012, the Michigan court dismissed Delphi’s lawsuit, which Delphi appealed. Delphi then filed a counterclaim in the Missouri action, asserting that Viasystems Technologies was obligated to continue to provide product to Delphi at the prices set forth in the alleged requirements contracts, and further claiming that Delphi was under economic duress when it signed the spot buy purchase agreements. In addition, Delphi claimed that Viasystems disparaged Delphi. On January 15, 2013, the court summarily dismissed each of Delphi’s and Viasystems’ defamation claims. We believe Delphi’s remaining claims are without merit and intend on prosecuting our position vigorously. We cannot at this time predict an outcome or potential impact on our future financial condition or results of operations.

Litigation Relating to the DDi Acquisition

Subsequent to the announcement of the DDi Acquisition, a number of purported class action lawsuits were filed on behalf of DDi’s stockholders in various jurisdictions which named DDi Corp. (“DDi”), Viasystems Group, Inc. and others as primary defendants, and generally alleged, among other things, i) that the members of DDi’s board of directors violated the fiduciary duties owed to stockholders by approving the merger agreement, ii) that the members of DDi’s board of directors engaged in an unfair process and agreed to a price that allegedly failed to maximize value for stockholders and iii) that DDi and Viasystems Group, Inc. aided and abetted the DDi board members’ alleged breach of fiduciary duties. These complaints sought, among other things, to enjoin the DDi Acquisition until corrective actions were taken, as well as to award to plaintiffs the costs and disbursements of the action, including attorneys’ fees and experts’ fees. On May 15, 2012, the parties reached an agreement in principle to settle the various actions. The parties subsequently entered into a definitive stipulation of settlement in July 2012 which was subject to approval by the Superior Court of California, Orange County (the “Court”). On January 8, 2013, the Court granted final approval of the settlement, entered an Order and Final Judgment and dismissed the consolidated California actions. On January 25, 2013, the remaining action was dismissed by the Delaware Court of Chancery as a result of the effect of the California Court’s ruling. Pursuant to the terms of the settlement, DDi made additional information available to its stockholders in advance of the special meeting of DDi’s stockholders to approve the DDi Acquisition. In addition, as part of the agreed settlement, the Court awarded plaintiff’s counsel $0.6 million in attorneys’ fees and expenses. The settlement was fully paid by DDi’s insurer and did not affect the merger consideration paid to DDi’s stockholders in connection with the DDi Acquisition or change any of the terms of the merger or the merger agreement.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stock Performance Graph

The following performance graph compares the cumulative total return on our common stock with the cumulative total return of i) the NASDAQ Composite Index and ii) a peer group index comprised of TTM Technologies, Inc., Flextronics International Ltd. and Sanmina-SCI Corporation. The graph assumes a $100 investment in each of Viasystems Group, Inc., the NASDAQ Composite Index and the peer group index at the close of trading on February 17, 2010, the date our common stock began trading on the NASDAQ Global Market, and assumes the reinvestment of all dividends. These indices are included for comparison purposes only and are not intended to forecast or be indicative of possible future performance of our common stock.

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

Our common stock is listed on the NASDAQ Global Market under the symbol VIAS, and began trading on February 17, 2010. As of January 25, 2013, the approximate number of holders of our common stock was 2,578. Previously, all of our outstanding common stock was held privately, and accordingly, there was no public trading market for our common stock.

The table below sets forth the range of quarterly high and low sales prices (including intraday prices) for our common stock on the NASDAQ Global Market during the indicated calendar quarters.

	Share Price
	High	Low
2011
First Quarter	$28.70	$16.80
Second Quarter	27.35	18.01
Third Quarter	24.28	14.81
Fourth Quarter	22.36	13.75

2012
First Quarter	$19.73	$16.45
Second Quarter	22.85	15.50
Third Quarter	19.71	14.71
Fourth Quarter	17.70	8.44

Dividend Policy

We have paid no dividends since our inception, and our ability to pay dividends is limited by the terms of certain agreements related to our indebtedness. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any available future earnings to fund the development and growth of our business. However, our subsidiary in China with a noncontrolling interest will continue to make required distributions to the noncontrolling interest holder.

Item 6. Selected Financial Data

The selected financial data and other data below for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, present consolidated financial information of Viasystems and its subsidiaries and have been derived from our audited consolidated financial statements. The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2012(1)	2011	2010(1)	2009	2008
	(dollars in thousands, except per share amounts)
Statements of Operations Data:
Net sales	$1,159,906	$1,057,317	$929,250	$496,447	$712,830

Operating expenses:
Cost of goods sold, exclusive of items shown separately below (2)	927,154	837,686	718,710	398,144	568,356
Selling, general and administrative (2)	109,460	80,300	77,458	45,073	52,475
Depreciation	80,019	65,938	56,372	50,161	53,285
Amortization	4,547	1,710	1,710	1,191	1,243
Restructuring and impairment (3)	19,457	812	8,518	6,626	15,069

Operating income (loss)	19,269	70,871	66,482	(4,748)	22,402

Other expense (income):
Interest expense, net	42,156	28,906	30,871	34,399	31,585
Amortization of deferred financing costs	2,723	2,015	1,994	1,954	2,063
Loss on early extinguishment of debt (4)	24,234	—	706	2,357	—
Other, net	(419)	1,202	1,233	3,502	(711)

(Loss) income before income taxes	(49,425)	38,748	31,678	(46,960)	(10,535)

Income taxes	12,793	8,464	16,082	7,757	4,938

Net (loss) income	(62,218)	30,284	15,596	(54,717)	(15,473)

Net income attributable to noncontrolling interest	89	1,791	2,044	—	—
Accretion of Redeemable Class B Senior Convertible preferred stock	—	—	1,053	8,515	7,829
Conversion of Mandatory Redeemable Class A Junior preferred stock (5)	—	—	29,717	—	—
Conversion of Redeemable Class B Senior Convertible preferred stock (5)	—	—	105,021	—	—

Net (loss) income available to common stockholders	$(62,307)	$28,493	$(122,239)	$(63,232)	$(23,302)

Basic (loss) earnings per share	$(3.12)	$1.43	$(6.81)	$(26.18)	$(9.65)

Diluted (loss) earnings per share	$(3.12)	$1.42	$(6.81)	$(26.18)	$(9.65)

Basic weighted average shares outstanding	19,991,190	19,981,022	17,953,233	2,415,266	2,415,266

Diluted weighted average shares outstanding	19,991,190	20,129,787	17,953,233	2,415,266	2,415,266

Balance Sheet Data (at period end):
Cash and cash equivalents	$74,816	$71,281	$103,599	$108,993	$83,053
Restricted cash (6)	—	—	—	105,734	303
Working capital	142,879	136,733	134,285	113,608	119,118
Total assets	1,106,181	839,249	780,573	657,238	585,238
Total debt, including current maturities	575,696	226,770	225,397	330,880	220,663
Mandatory Redeemable Class A Junior preferred stock (5)	—	—	—	118,836	108,096
Redeemable Class B Senior Convertible preferred stock (5)	—	—	—	98,327	89,812
Stockholders’ equity (deficit)	231,857	293,072	257,105	(58,040)	582

(1)	The financial data starting as of and for the year ended December 31, 2012, reflects the acquisition of DDi on May 31, 2012, and the financial data starting as of and for the year ended December 31, 2010, reflects the Recapitalization Agreement and the acquisition of Merix on February 16, 2010.
(2)	Stock compensation expense included in cost of goods sold and selling, general and administrative expenses for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 was $10,563, $7,697, $2,870, $948, and $615, respectively.

(3)	Represents restructuring charges taken to downsize and close facilities, and impairment losses related to the write-off of long-lived assets.
(4)	In connection with the repurchase of our $220 million 12.0% Senior Secured Notes due 2015 in 2012, the repurchase of $105.9 million principal amount of our $200 million 10.5% Senior Subordinated Notes due 2011 (the “2011 Notes”) in 2010 and the repurchase of $94.1 million principal amount of our 2011 Notes and the termination of our 2006 credit facility in 2009, we incurred losses on early extinguishment of debt of $24,234, $706 and $2,357, respectively.
(5)	The Mandatory Redeemable Class A Junior preferred stock and the Redeemable Class B Senior Convertible preferred stock were reclassified as, and converted into, common stock in February 2010 (see Note 18 to our consolidated financial statements included elsewhere in this Report).
(6)	Restricted cash of $105,734 as of December 31, 2009, was held in escrow for the redemption of our 2011 Notes, which occurred in January 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Report. The following discussion contains forward-looking statements based upon current expectations and related to future events, and our future financial performance involves risks and uncertainties. We based these statements on assumptions we consider reasonable. Actual results and the timing of events could differ materially from those discussed in the forward-looking statements; see “Cautionary Statements Concerning Forward-Looking Statements.” Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this document, particularly in “Risk Factors.”

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

Issuance of Senior Secured Notes due 2019 and Redemption of Senior Secured Notes due 2015

On April 30, 2012, our subsidiary, Viasystems, Inc., completed a private offering of $550.0 million of 7.875% Senior Secured Notes due 2019 (the “2019 Notes”) and, on May 30, 2012, redeemed all of its outstanding $220.0 million aggregate principal amount of 12.0% senior secured notes due 2015 (the “2015 Notes”) at a redemption price of 107.4% plus accrued interest. The net proceeds of the 2019 Notes were used to fund the redemption of our 2015 Notes and the DDi Acquisition. In connection with the redemption of the 2015 Notes, we incurred a loss on the early extinguishment of debt of $24.2 million, which included a call premium of $16.3 million, the write-off of unamortized original issue discount of $4.1 million and the write-off of unamortized deferred financing fees of $3.8 million.

Guangzhou Fire

On September 5, 2012, we experienced a fire contained to a part of one building on the campus of our PCB manufacturing facility in Guangzhou, China, which resulted in damage to inventory and fixed assets and temporarily reduced the facility’s manufacturing capacity. As of December 31, 2012, we had restored a portion of the manufacturing capacity lost as a result of the fire damage, and completed our recovery in January 2013.

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

The components we manufacture include, or can be found in, a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety and entertainment, telecommunications switching equipment, data networking equipment, computer storage equipment, semiconductor test equipment, wind and solar energy applications, off-shore drilling equipment, communications applications, flight control systems and complex industrial, medical and other technical instruments.

We are a supplier to more than 1,000 original equipment manufacturers (“OEMs”) and contract electronic manufacturers (“CEMs”) in numerous end markets. Our OEM customers include industry leaders such as Agilent Technologies, Inc., Alcatel-Lucent SA, Apple Inc., Autoliv, Inc., BAE Systems, Inc., Robert Bosch GmbH, Broadcom Corporation, Ciena Corporation, Cisco Systems, Inc., Continental AG, Dell Inc., Danahar Corporation, Ericsson AB, General Electric Company, Goodrich Corporation, Harris Communications, Hitachi, Ltd., Huawei Technologies Co. Ltd., Intel Corporation, L-3 Communications Holdings, Inc., Motorola Inc., NetApp, Inc., Q-Logic Corporation, Qualcomm Incorporated, Raytheon Company, Rockwell Automation, Inc., Rockwell Collins, Tellabs, Inc., TRW Automotive Holdings Corp., and Xyratex Ltd. In addition, we have good working relationships with industry-leading CEMs such as Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Foxconn Technology Group, Jabil Circuit, Inc. and Plexus Corp., and we supply PCBs and E-M Solutions products to these customers as well.

We have fifteen manufacturing facilities, including eight in the United States and seven located outside of the United States, which allows us to take advantage of low cost, high quality manufacturing environments, while serving a broad base of customers around the globe. Our PCB products are produced in our eight domestic facilities, three of our five facilities in China and our one facility in Canada. Our E-M Solutions products and services are provided from our other two facilities in China and our one facility in Mexico. In addition to our manufacturing facilities, in order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States. The locations of our engineering and customer service centers correspond directly to the primary areas where we ship our products. For the year ended December 31, 2012, on a pro forma basis, assuming the DDi Acquisition occurred on January 1, 2012, approximately 49.6%, 30.9% and 19.5% of our net sales were generated by shipments to destinations in North America, Asia and Europe, respectively.

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

2010 Recapitalization

In connection with the Merix Acquisition, on February 11, 2010, our company was recapitalized pursuant to a recapitalization agreement (the “Recapitalization Agreement”) such that (i) each outstanding share of common stock was exchanged for 0.083647 shares of common stock, (ii) each outstanding share of our Mandatory Redeemable Class A Junior Preferred Stock (the “Class A Preferred”) was reclassified as, and converted into, 8.478683 shares of newly issued common stock and (iii) each outstanding share of our Redeemable Class B Senior Convertible Preferred Stock (the “Class B Preferred”) was reclassified as, and converted into, 1.416566 shares of newly issued common stock.

In connection with the conversion of the Class A Preferred into common shares of our company, for financial reporting purposes related to the presentation of net loss attributable to common stockholders, for the year ended December 31, 2010, we recorded a non-cash adjustment to net loss of $29.7 million. The $29.7 million non-cash item is equal to the difference between i) the fair value of the common shares issued and ii) the carrying value of the Class A Preferred at the time of conversion; and was reflected in the Consolidated Statement of Stockholders’ Equity as a reduction to accumulated deficit and a corresponding increase to paid-in capital. In connection with the conversion of the Class B Preferred into common stock of our company, for financial reporting purposes related to the presentation of net loss attributable to common stockholders, for the year ended December 31, 2010, we recorded a non-cash adjustment to net loss of $105.0 million. The $105.0 million non-cash item is equal to the difference between i) the fair value of the common shares issued and ii) the fair value of the number of common shares that would have been issued according to the terms of the Indenture governing the Class B Preferred without consideration of the Recapitalization Agreement; and was reflected in the Consolidated Statement of Stockholders’ Equity as a reduction to accumulated deficit and a corresponding increase to paid-in capital.

Business Overview

As a component manufacturer, our sales trends generally reflect the market conditions in the industries we serve. In the automotive sector, we are adding capacity at our principal automotive qualified PCB manufacturing facilities i) as a result the closure of our manufacturing facility in Huizhou, China during the third quarter of 2012 and ii) in anticipation of long-term demand trends in the global automotive electronics systems market, which according to Prismark Partners LLC, a leading PCB industry research firm, is expected to grow at a compound annual growth rate of 7.7% from 2011 to 2016. Market growth of automotive electronics is expected to be driven primarily by growth in worldwide vehicle sales, particularly to customers in emerging markets such as China, increased sales of hybrid and electric vehicles, and increased electronic content per vehicle. In the industrial & instrumentation market, while we have experienced stable demand from our broad base of customers during 2012, we experienced reduced demand in certain customer programs and expect one of our largest customers to begin manufacturing a portion of what we supply in-house. As we work to add new customers and win new programs with our existing customers, we expect sales trends in this diverse market will follow global economic trends. In the computer and datacommunications end market, we continue to pursue new customers and programs for both our Printed Circuit Boards and Assembly segments, especially in the high-end server and storage sectors. The telecommunications end market remains dynamic as the customers we supply produce a mixture of products which include both new cutting edge applications as well as more mature products with varying levels of demand. We continue to try to position ourselves to take advantage of growth opportunities related to the introduction of next generation wireless technology standards, but this portion of the market has been slow to develop. In the military and aerospace market, we continue to pursue market share gains as a result of continuing customer qualification activity; however, overall demand trends in this market have been negatively impacted by the ongoing budget debate in Washington. While we believe the long-term growth prospects for our PCB and E-M Solutions products remain solid in all our end markets, economic uncertainty continues to exist, and our visibility to future demand trends and pricing pressures remains limited.

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

Results of Operations

Year Ended December 31, 2012, Compared with Year Ended December 31, 2011

Net Sales. Net sales for the year ended December 31, 2012, were $1,159.9 million, representing a $102.6 million, or 9.7%, increase from net sales for the year ended December 31, 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales decreased by approximately $47.8 million, or 3.6%, for the year ended December 31, 2012, as compared with the same period in 2011.

Net sales by end market on a historical basis for the years ended December 31, 2012 and 2011, and on a pro forma basis for the years ended December 31, 2012 and 2011, were as follows:

	Historical		Pro Forma
End Market (dollars in millions)	2012	2011	2012	2011
Automotive	$376.7	$412.4	$378.6	$415.5
Industrial & Instrumentation	311.6	264.2	352.3	353.3
Computer and Datacommunications	199.1	155.3	224.3	208.5
Telecommunications	180.0	182.5	191.9	213.3
Military and Aerospace	92.5	42.9	125.8	130.1

Total Net Sales	$1,159.9	$1,057.3	$1,272.9	$1,320.7

Our net sales of products for end use in the automotive market decreased by approximately $35.6 million, or 8.6%, during the year ended December 31, 2012, compared with 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for end use in this market decreased by approximately $36.9 million, or 8.9%, for the year ended December 31, 2012, as compared to 2011. The decrease was a result of reduced global demand from our automotive customers, reduced sales to a customer that is transitioning a portion of their business to other suppliers and production delays as a result of a fire at one of our principal automotive PCB manufacturing facilities during the third quarter of 2012, partially offset by price increases implemented during the second quarter of 2011 and new customer and program wins.

Net sales of products ultimately used in the industrial & instrumentation market increased by approximately $47.3 million, or 17.9%, during the year ended December 31, 2012, compared with 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for end use in this market decreased by approximately $1.1 million, or 0.3%, for the year ended December 31, 2012, as compared with 2011. The decrease in net sales was driven primarily by a decline in sales in elevator controls related programs and inventory corrections at one of our larger customers, partially offset by increased demand from certain customers, including for wind power related programs, price increases implemented during the second half of 2011 and new customer and program wins.

Net sales of our products for use in the computer and datacommunications markets increased by approximately $43.8 million, or 28.2%, during the year ended December 31, 2012, as compared with 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this end market increased by approximately $15.8 million, or 7.6%, for the year ended December 31, 2012, as compared with 2011, driven by increased global demand and new customer and programs wins.

Net sales of products ultimately used in the telecommunications market decreased by approximately $2.5 million, or 1.4%, during the year ended December 31, 2012, as compared with 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this end market decreased by approximately $21.3 million, or 10.0%, for the year ended December 31, 2012, as compared with 2011. The sales decline is primarily a result of reduced demand for certain programs we supply, partially offset by last-buy sales increases on end-of-life programs and new program wins. While we continue to pursue new customers and programs in this end market, the global telecommunications industry remains volatile.

Net sales to customers in the military and aerospace market increased by approximately $49.6 million, or 115.4%, during the year ended December 31, 2012, compared with 2011. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, net sales of products for use in this market decreased by approximately $4.3 million, or 3.3%, for the year ended December 31, 2012, as compared with 2011. The pro forma sales decline is a result of ongoing budget pressures on U.S. government defense spending, which has continued to hamper demand and apply downward pricing pressures.

Net sales by segment on a historical basis for the years ended December 31, 2012 and 2011, and on a pro forma basis for the years ended December 31, 2012 and 2011, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2012	2011	2012	2011
Printed Circuit Boards	$967.2	$865.9	$1,080.2	$1,129.3
Assembly	200.1	201.0	200.1	201.0
Eliminations	(7.4)	(9.6)	(7.4)	(9.6)

Total net sales	$1,159.9	$1,057.3	$1,272.9	$1,320.7

Printed Circuit Boards segment net sales, including intersegment sales, for the year ended December 31, 2012, increased by $101.3 million, or 11.7%, to $967.2 million. Assuming the DDi Acquisition had occurred on January 1, 2011, on a pro forma basis, Printed Circuit Boards net sales, including intersegment sales, for the year ended December 31, 2012, decreased by $49.1 million, or 4.4%. This decrease is a result of decreases in net sales in all end markets except the computer and datacommunications end market.

Assembly segment net sales decreased by $0.9 million, or 0.4%, to $200.1 million for the year ended December 31, 2012, compared with 2011. The decrease was primarily the result of reduced demand in our telecommunications end market and reduced demand in elevator controls related programs in our industrial & instrumentation end market, partially offset by improved demand in wind power and industrial manufacturing equipment programs in our industrial & instrumentation end market.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the consolidated statement of operations and comprehensive (loss) income for year ended December 31, 2012, was $927.2 million, or 79.9%, of consolidated net sales. This represents a 0.7 percentage point increase from the 79.2% of consolidated net sales for the year ended December 31, 2011. In accordance with purchase accounting rules, the inventory acquired from DDi of as part of the DDi Acquisition was written up to its fair value, which for work in progress and finished goods approximated its selling price less an estimated profit from the selling effort. As a result, cost of goods sold during the year ended December 31, 2012, reflected the inventory fair value adjustment of approximately $3.9 million, which negatively impacted the ratio of cost of goods sold to net sales. Excluding this adjustment, cost of goods sold relative to consolidated net sales increased by 0.4 percentage points to 79.6%. Cost of goods sold as a percentage of sales was also impacted during the period by i) approximately $11 million to $13 million of net costs related to estimated manufacturing inefficiencies at our Guangzhou, China PCB facility as a result of a fire in September 2012 and ii) a $0.5 million charge to write off inventory which was impaired as a result of the closure of our Huizhou manufacturing facility.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs. Our results for the year ended December 31, 2012, reflect a stabilization of material and labor costs which had increased in 2011. While we expect short-term stability in labor costs, with anticipated changes in minimum wage laws in China, we expect our labor costs will increase during 2013. As part of our ongoing efforts to better align overhead costs and operating expenses with market demand, during the third quarter of 2012, we gave notice and began to reduce staffing at certain of our PCB manufacturing facilities in China. We expect these headcount reductions will be completed by the end of the first quarter of 2013.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. Costs as a percentage of sales during the year ended December 31, 2012, were negatively impacted by inefficiencies associated with the closure of our Qingdao, China facility and increased overhead costs at our Juarez, Mexico facility as it prepares for new product introductions at its new larger location.

Selling, General and Administrative Costs. As a percent of sales, selling, general and administrative costs increased to 9.4% for the year ended December 31, 2012, as compared with 7.6% for the year ended December 31, 2011. In dollar terms, selling, general and administrative costs increased $29.2 million, or 36.3%, to $109.5 million for the year ended December 31, 2012, compared with 2011. The increase in selling, general and administrative costs is a result of professional fees and other costs relating to the DDi Acquisition, costs associated with new manufacturing, sales and administrative sites acquired in the DDi Acquisition and increased non-cash stock compensation expense.

Depreciation. Depreciation expense for the year ended December 31, 2012, was $80.0 million, including $75.5 million related to our Printed Circuit Boards segment and $4.5 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $13.5 million, or 21.8%, compared to the same period last year primarily as a result of increased investments in new equipment during the past twelve months and the effect of additional depreciation during the period on fixed assets acquired through the DDi Acquisition as compared to the same period in 2011. Depreciation expense in our Assembly segment increased by $0.6 million as compared to the same period in the prior year, primarily as a result of investments in the fourth quarter of 2011 to relocate and expand our Juarez, Mexico facility.

Restructuring and Impairment. During 2012, we initiated certain restructuring activities as a result of the expiration of the lease of our Huizhou, China PCB manufacturing facility, the integration of the DDi business we acquired in May 2012 and to achieve general cost savings as part of our ongoing efforts to align capacity, overhead costs and operating expenses with market demand. For the year ended December 31, 2012, we recognized $18.4 million of restructuring and impairment charges in our Printed Circuit Boards segment, $0.8 million in our Assembly segment and $0.3 million in our “Other” segment. Restructuring and impairment charges incurred in the Printed Circuit Boards segment during the year ended December 31, 2012, included i) $10.6 million related to the closure of our Huizhou facility, ii) $0.8 million associated with integrating the newly acquired DDi business, iii) $6.0 million related to general cost savings and iv) a $1.0 million of impairment charges and other costs related to fire damage at our Guangzhou PCB facility. Restructuring and impairment charges incurred in the Assembly segment during the year ended December 31, 2012, related to general cost savings activities which primarily included the closure of our Qingdao, China facility.

Huizhou PCB Facility Closure

The district where our Huizhou facility was located is being redeveloped away from industrial use, and we were unable to renew our lease of the facility beyond its December 31, 2012 expiration date. During the third quarter of 2012, we completed the process of transitioning this facility’s customers to our other China PCB manufacturing facilities and the Huizhou facility ceased operations. During the fourth quarter of 2012, we decommissioned the facility and in January 2013 returned it to its landlord. During the year ended December 31, 2012, we recorded charges of $10.6 million related to the closure of the Huizhou facility, of which $8.7 million relate to personnel and severance, $0.7 million relate to the impairment of fixed assets and $1.2 million related to lease terminations and other costs. We do not expect that we will incur significant additional costs related to the closure of the facility.

Integration of the DDi Business

In connection with the integration of the DDi business, we identified potential annualized cost saving synergies of approximately $10.0 million, and during 2012 we initiated certain actions to realize these synergies. These actions primarily include staff reductions, and we expect that the total related restructuring charges will not exceed $2.0 million. In addition, at the time of the DDi Acquisition, DDi was in the process of building a new PCB manufacturing facility in Anaheim, California with plans to relocate its existing Anaheim operations from a leased facility. We expect the new facility will be completed and the Anaheim operations will be relocated during the first half of 2013. In connection with the relocation of the Anaheim operations, we expect to incur restructuring costs in our Printed Circuit Boards segment of approximately $1.0 million.

General Cost Savings Activities

During the third quarter of 2012, the Company gave notice it would reduce staffing at certain of its manufacturing facilities in China in order to better align overhead costs and operating expenses with market demand for its products. During 2012, we incurred related charges of $5.8 million in our Printed Circuit Boards segment and $0.1 million in our Assembly segment. We do not expect to incur additional significant costs related to the activities announced in 2012.

Our Qingdao, China facility had primarily operated as a satellite facility supporting the operations of our E-M Solutions facility in Shanghai, China. In order to achieve operational efficiencies and cost reductions, we consolidated the operations of the Qingdao facility into our other E-M Solutions facilities in China. The Qingdao facility ceased operations in July 2012, and the facility was decommissioned and returned to its landlord during the third quarter of 2012. Total related restructuring and impairment charges were $0.6 million, which primarily related to personnel and severance costs. We do not expect that we will incur significant additional cost related to the closure of this facility.

Guangzhou Fire

On September 5, 2012, we experienced a fire contained to a part of one building on the campus of our PCB manufacturing facility in Guangzhou, China which resulted in the loss of inventory with a carrying value of approximately $4.7 million and property, plant and equipment with a net book value of approximately $2.0 million. As of December 31, 2012, we had restored a portion of the manufacturing capacity lost as a result of the fire damage, and completed our recovery in January 2013. We maintain insurance coverage for property losses caused by fire which is subject to certain deductibles. We expect we will recover the net book value of machinery and equipment destroyed through insurance proceeds, and as of December 31, 2012, recorded an impairment charge of $0.9 million for amount of the inventory loss we expect will not be covered by insurance. In addition, we maintain business interruption insurance to protect us from disruptions as a result of fires. As of the date of this Report, we are working with our insurance carrier as they evaluate our losses due to business interruption; however, we have not recorded a receivable for any potential claim payments which may result.

The primary components of restructuring and impairment expense for the years ended December 31, 2012 and 2011, are as follows:

Restructuring Activity (dollars in millions)	2012	2011
Personnel and severance	$16.1	$(0.1)
Lease and other contractual commitment expenses	1.7	0.9
Asset impairment	1.7	—

Total expense, net	$19.5	$0.8

Operating Income. Operating income of $19.3 million for the year ended December 31, 2012, represents a decrease of $51.6 million compared with operating income of $70.9 million during the year ended December 31, 2011. The primary sources of operating income for the years ended December 31, 2012 and 2011, are as follows:

Source (dollars in millions)	2012	2011
Printed Circuit Boards segment	$27.4	$65.5
Assembly segment	1.6	6.7
Other	(9.7)	(1.3)

Operating income	$19.3	$70.9

The decrease in operating income in our Printed Circuit Boards segment was primarily the result of higher levels of cost of goods sold relative to sales, increased restructuring costs, higher levels of selling, general and administrative expense and increased depreciation expense, partially offset by higher sales levels and lower levels of cost of goods sold relative to sales. Operating income during the second quarter of 2012 reflected a one-time inventory fair value adjustment of approximately $3.9 million related to the DDi Acquisition, which negatively impacted cost of goods sold.

Operating income from our Assembly segment was $1.6 million for the year ended December 31, 2012, compared to $6.7 million in the year ended December 31, 2011. The decrease is primarily the result of restructuring costs associated with the closure of our Qingdao, China facility, increased depreciation expense and overhead costs at our Juarez, Mexico facility as it prepares for new product introductions at its new larger facility.

The $9.7 million operating loss in the “Other” segment for the year ended December 31, 2012, relates primarily to professional fees and other expenses associated with the DDi Acquisition. The $1.3 million operating loss in the “Other” segment for the year ended December 31, 2011, relates primarily to professional fees associated with acquisitions and equity registrations.

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

We use Adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact our future operating cash flows as follows:

•	Stock Compensation—non-cash charges associated with recognizing the fair value of stock options and restricted stock awards granted to employees and directors. We exclude these charges to more clearly reflect comparable year-over-year cash operating performance.

•	Restructuring and Impairment Charges—which consist primarily of facility closures and other headcount reductions. Historically, a significant amount of these restructuring and impairment charges have been non-cash charges related to the write-down of property, plant and equipment to estimated net realizable value. We exclude these restructuring and impairment charges to more clearly reflect our ongoing operating performance.

•	Costs Relating to Acquisitions and Equity Registrations – professional fees and other non-recurring costs and expenses associated with mergers and acquisition activity as well as costs associated with capital transactions, such as equity registrations. We exclude these costs and expenses because they are not representative of our customary operating expenses.

Reconciliations of operating income to Adjusted EBITDA for the years ended December 31, 2012 and 2011, were as follows:

	December 31,
Source (dollars in millions)	2012	2011
Operating income	$19.3	$70.9
Add-back:
Depreciation and amortization	84.6	67.6
Non-cash stock compensation expense	10.6	7.7
Restructuring and impairment	19.9	0.8
Costs relating to acquisitions and equity registrations	13.6	1.0

Adjusted EBITDA	$148.0	$148.0

Adjusted EBITDA was $148.0 million for both of the years ended December 31, 2012 and 2011. Higher sales levels were offset by higher cost of goods sold relative to sales in 2012, as compared to 2011, and increased selling, general and administrative costs. Adjusted EBITDA for the year ended December 31, 2012, has not been adjusted to exclude net costs of approximately $11 million to $13 million related to manufacturing inefficiencies stemming from the 2012 fire at our Guangzhou facility.

Interest Expense, net. Interest expense, net of interest income, was $42.2 million for the year ended December 31, 2012, compared to $28.9 million, for the year ended December 31, 2011. On April 30, 2012, we issued $550.0 million in aggregate principal amount of 7.875% senior secured notes due 2019 and on May 30, 2012, we redeemed our $220.0 million in the aggregate principal amount of 12.0% senior secured notes due 2015. The increase in interest expense is primarily due to i) interest expense incurred during the one month period when both the 2019 Notes and the 2015 Notes were outstanding, ii) the incremental interest expense associated with the 2019 Notes over the 2015 Notes and iii) interest expense associated with mortgage debt assumed in the DDi Acquisition.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. For the year ended December 31, 2012, our tax provision includes net expense of $9.3 million, or 19%, related to pre-tax earnings, and a expense of $3.5 million related to other tax matters, including a reversal of $2.7 million of uncertain tax positions due to lapsing of the applicable statute of limitations. For the year ended December 31, 2011, our tax provision included net expense of $13.3 million, or 34%, related to our pre-tax earnings and net benefit of $4.8 million related to other tax matters.

As of December 31, 2012, we have established a full valuation allowance in both the U.S. and Canada for the deferred tax asset for net operating loss carryforwards. During the year ended December 31, 2012, we increased the valuation allowance by $32.0 million and during the year ended December 31, 2011, we released $3.4 million of the valuation allowance. The amount released in 2011 represented the amount of the deferred tax asset we believed would be realized in 2012 and was recorded as reduction to our income tax expense in that year. We continually evaluate our ability to realize our deferred tax assets and may, in the future, reverse the valuation allowance if sufficient supporting evidence exists.

Noncontrolling Interest. Net income attributable to noncontrolling interest of $0.1 million for the year ended December 31, 2012, compares to net income attributable to noncontrolling interest of $1.8 million in 2011, and reflects a noncontrolling interest holder’s 5.0% interest in the profits from our PCB manufacturing facility in Huiyang, China and the same noncontrolling interest holder’s 15.0% interest in the profits from our PCB manufacturing facility in Huizhou, China for the period prior to our buyout of that interest for $10.1 million in May 2012 in connection with the closure of that facility. For the year ended December 31, 2012, $0.6 million of net income attributable to noncontrolling interest at our Huiyang facility was partially offset by $0.5 million of loss attributable to noncontrolling interest at our Huizhou facility.

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

Net sales by end market on a historical basis for the years ended December 31, 2011 and 2010, and on a pro forma basis for the year ended December 31, 2010, were as follows:

	Historical		Pro Forma
End Market (dollars in millions)	2011	2010	2010
Automotive	$412.4	$332.8	$341.0
Industrial & Instrumentation	264.2	220.2	229.5
Telecommunications	182.5	218.4	230.1
Computer and Datacommunications	155.3	121.7	129.3
Military and Aerospace	42.9	36.2	41.3

Total Net Sales	$1,057.3	$929.3	$971.2

Our net sales of products for end use in the automotive market increased by approximately $79.6 million, or 23.9%, during the year ended December 31, 2011, compared with 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for end use in this market increased by approximately $71.4 million, or 20.9%, for the year ended December 31, 2011, as compared to 2010. The increase was driven by i) increased demand, including demand in the fourth quarter from customers whose supply chain had been impacted by the flooding in Thailand and who sought to diversify their supplier base for certain programs, ii) price increases implemented during the second quarter of 2011 and iii) premium pricing to one customer as we assisted them with their transition to other suppliers.

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

Net sales to customers in the military and aerospace market increased by approximately $6.7 million, or 18.5%, during the year ended December 31, 2011, compared with 2010. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, net sales of products for use in this market increased by approximately $1.6 million, or 3.9%, for the year ended December 31, 2011, as compared with 2010. This modest growth in sales was a result of increased demand from existing customers and new customer wins; however, budget pressures on U.S. government defense spending had hampered demand.

Net sales by segment on a historical basis for the year ended December 31, 2011 and 2010, and on a pro forma basis for the year ended December 31, 2010, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2011	2010	2010
Printed Circuit Boards	$865.9	$763.9	$805.8
Assembly	201.0	177.3	177.3
Eliminations	(9.6)	(11.9)	(11.9)

Total net sales	$1,057.3	$929.3	$971.2

Printed Circuit Boards segment net sales, including intersegment sales, for the year ended December 31, 2011, increased by $102.0 million, or 13.4%, to $865.9 million. Assuming the Merix Acquisition had occurred on January 1, 2010, on a pro forma basis, Printed Circuit Boards net sales, including intersegment sales, for the year ended December 31, 2011, increased by $60.1 million, or 7.5%. The increase is a result of a greater than 1.4% increase in volume that affected all but our telecommunication end markets, as well as price increases introduced during the second quarter of 2011.

Assembly segment net sales increased by $23.7 million, or 13.4%, to $201.0 million for the year ended December 31, 2011, compared with 2010. The increase was primarily the result of improved demand in wind power and elevator controls related programs in our industrial and instrumentation end market, partially offset by a sales decline in our telecommunications end market.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2011, was $837.7 million, or 79.2% of consolidated net sales. This represents a 1.9 percentage point increase from the 77.3% of consolidated net sales achieved during 2010. The increase was due primarily to rising costs of materials and labor and manufacturing inefficiencies associated with government mandated power rationing in China, partially offset by sales price increases. To compensate for rising costs, we began to implement price increases during the second quarter of 2011; however, our costs for materials and labor grew faster than we could implement price increases. While material costs stabilized during the fourth quarter of 2011, market forces may again cause increases during 2012.

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

Adjusted EBITDA. Reconciliations of operating income to Adjusted EBITDA for the years ended December 31, 2011 and 2010, were as follows:

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

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities was $78.1 million, $71.4 million and $74.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net operating cash flows increased from 2011 to 2012 as the result of changes in working capital partially offset by lower net income. The reduced level of net cash from operating activities in 2011, as compared with 2010, was primarily due to changes in working capital related to higher sales levels and our building of inventory levels at the end of 2011 to supply customer orders during planned shutdowns at the beginning of 2012, surrounding public holidays in China, partially offset by increased income from operations.

Net cash used in investing activities was $371.0 million, $101.1 million and $68.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in the level of net cash used in investing activities in 2012, as compared to 2011, relates primarily to $253.5 million of cash consideration paid, net of cash acquired, in the DDi Acquisition, $10.1 million of cash consideration paid to acquire the remaining 15% interest in our Huizhou, China facility and increased capital expenditures. The increase in the level of net cash used in investing activities in 2011, as compared with 2010, was due to higher capital expenditures, partially offset by the non-recurrence of acquisition costs which were incurred in 2010 related to the Merix Acquisition.

Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions and product quality standards. The spending needed to meet our customer’s requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. While we are prepared to make appropriate investments in facilities to meet growing demand, given the ongoing uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions.

Investing cash flows include capital expenditures by our Printed Circuit Boards segment of $102.1 million, $93.4 million and $54.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in capital expenditures in our Printed Circuit Boards segment in 2012, as compared with 2011, reflects spending to increase manufacturing capacity in anticipation of the planned closure of our Huizhou, China facility and spending to replace equipment destroyed in a fire in our PCB manufacturing facility in Guangzhou, China. Increased capital spending during 2011 as compared to 2010 reflects spending to increase manufacturing capacity in anticipation of increased customer demand and the planned closure of our Huizhou, China facility.

Capital expenditures related to our Assembly segment for the years ended December 31, 2012, 2011 and 2010 were $6.0 million, $7.7 million and $1.6 million, respectively. Capital expenditures in our Assembly segment declined by $1.7 million in 2012, as compared to 2011, due to reduced spending following the completion of our new facility in Juarez, Mexico. The increase in capital expenditures in our Assembly segment in 2011, as compared with 2010, primarily relates to a $4.7 million investment to build a new Juarez, Mexico facility and investments at our other E-M Solutions facilities to support sales growth.

Net cash provided by financing activities was $296.5 million for year ended December 31, 2012, which related to the issuance of $550.0 million aggregate principal amount of our 2019 Notes, partially offset by i) $16.2 million of related debt issuance costs, ii) the payment of $236.3 million to redeem our 2015 Notes, iii) net repayments of $0.7 million on credit facilities and mortgage debt and iv) a $0.3 million distribution to the noncontrolling interest holder.

Net cash used in financing activities was $2.6 million for the year ended December 31, 2011, which related primarily to a $2.4 million distribution to our noncontrolling interest holder of previously declared but unpaid dividends and repayments of capital lease obligations. In addition, during 2011, in connection with the renewal of our Zhongshan 2010 Credit Facility, we repaid and reborrowed $10.0 million. Net cash used in financing activities was $11.6 million for the year ended December 31, 2010, which related to $5.2 million of net repayments of credit facilities, $2.3 million of financing fees on our Senior Secured 2010 Credit Facility, a $0.8 million distribution to our noncontrolling interest holder, the repurchase of $0.5 million principal amount of our Senior Subordinated Convertible Notes due 2013 and $2.6 million of repayments of capital lease obligations. The repayment of the 2011 Notes in January 2010 was funded by restricted cash placed in escrow in connection with the issuance of the 2015 Notes in late 2009.

Financing Arrangements

As of December 31, 2012, including indebtedness assumed in the DDi Acquisition, our financing arrangements included the following:

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

The 2019 Notes are guaranteed, jointly and severally, by all of Viasystems, Inc.’s current and future material domestic subsidiaries (the “Subsidiary Guarantors”) and by Viasystems Group, Inc. through a parent guarantee. The 2019 Notes are collateralized by all of the equity interests of each of the Subsidiary Guarantors and by liens on substantially all of Viasystems, Inc.’s and the Subsidiary Guarantors’ assets.

The indenture governing the 2019 Notes contains restrictive covenants which, among other things, limit our ability and certain of our subsidiaries, including of Viasystems, Inc. and the Subsidiary Guarantors, to: a) incur additional indebtedness or issue disqualified stock or preferred stock; b) create liens; c) pay dividends, make investments or make other restricted payments; d) sell assets; e) consolidate, merge, sell or otherwise dispose of all or substantially all of the assets of Viasystems, Inc. and its subsidiaries; f) enter into certain transactions with affiliates.

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

The Senior Secured 2010 Credit Facility is guaranteed by and secured by substantially all of the assets of our current and future material domestic subsidiaries, subject to certain exceptions as set forth in the Senior Secured 2010 Credit Facility. The Senior Secured 2010 Credit Facility contains certain negative covenants restricting and limiting our ability to, among other things:

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

We incurred $2.3 million deferred financing fees related to the Senior Secured 2010 Credit Facility which were capitalized and are being amortized over the life of the facility. As of December 31, 2012, the Senior Secured 2010 Credit Facility supported letters of credit totaling $0.7 million, and approximately $74.3 million was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

Our unsecured revolving credit facility between our Kalex Multi-layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary and China Construction Bank, Zhongshan Branch (the “Zhongshan 2010 Credit Facility”), provides for borrowing denominated in Renminbi (“RMB”) and foreign currency including the U.S. dollar. Borrowings are guaranteed by KMLCB’s sole Hong Kong parent company, Kalex Circuit Board (China) Limited. This revolving credit facility is renewable annually upon mutual agreement. Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or ii) the interest rate quoted by the Peoples Bank of China for Chinese RMB denominated loans. The Zhongshan 2010 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility. As of December 31, 2012, $10.0 million in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at an interest rate of LIBOR plus 4.9%, and approximately $29.8 million of the revolving credit facility was unused and available.

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

Toronto Mortgages

Our mortgage loans with Business Development Bank of Canada (“BDC”) consists of two loan agreements, one denominated in U.S. dollars and the second denominated in Canadian dollars, which are secured by the land, building and certain equipment at our manufacturing facility in Toronto, Canada. The loan agreements contain a covenant requiring us to maintain an available funds coverage ratio of 1.5 to 1.0. As of December 31, 2012, the balance of the U.S. dollar loan was $1.2 million. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.4% (3.35% as of December 31, 2012), and will mature in September 2028. As of December 31, 2012, the U.S. dollar equivalent balance of the Canadian dollar loan was $4.2 million. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.75% (4.25% as of December 31, 2012), and will mature in October 2015.

Anaheim Mortgage

Our mortgage loan with Wells Fargo Bank is secured by the land and building at our manufacturing facility in Anaheim, California which is currently under construction. The loan agreement contains a covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.25 to 1.0. As of December 31, 2012, the balance of the loan was $5.4 million. The loan bears interest at a fixed rate of 4.326%, and will mature in March 2019, when a balloon principal payment of $3.4 million will be due.

Cleveland Mortgage

Our mortgage loan with Zions Bank is secured by the land and building of at our manufacturing facility in Cuyahoga Falls, Ohio. As of December 31, 2012, the balance of the loan was $1.5 million. The loan bears interest at a variable rate equal to the Federal Home Loan Bank of Seattle prime rate plus 2% (3.25% as of December 31, 2012), and will mature in November 2032.

Denver Mortgage

Our mortgage loan with GE Real Estate is secured by the land and building at our manufacturing facility in Littleton, Colorado. As of December 31, 2012, the balance of the loan was $1.3 million. The loan bears interest at a fixed rate of 7.55%, and will mature in July 2032.

North Jackson Mortgage

Our mortgage loan with Key Bank is secured by the land and building at our manufacturing facility in North Jackson, Ohio. As of December 31, 2012, the balance of the loan was $0.6 million. The loan bears interest at a variable rate equal to 30 Day LIBOR plus 1.5% (1.73% as of December 31, 2012), and will mature in April 2015.

Liquidity

We had cash and cash equivalents at December 31, 2012 and 2011, of $74.8 million and $71.3 million, respectively, of which $37.0 million and $42.3 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. We permanently reinvest the earnings of our foreign subsidiaries outside the United States, and our current plans do not demonstrate a need to repatriate them to fund our United States operations. If these funds were to be needed for our operations in the United States, we would be required to record and pay significant United States income taxes to repatriate these funds. At December 31, 2012, we had outstanding borrowings and letters of credit of $10.0 million and $0.7 million, respectively, under various credit facilities; and approximately $104.1 million of the credit facilities were unused and available.

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

Our principal liquidity requirements over the next twelve months will be for i) $21.7 million semi-annual interest payments required in connection with the 2019 Notes, payable in May and November each year, ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) debt service requirements in connection with our credit facilities and other debt, including $0.9 million payable upon the maturity of our 2013 Notes, and v) costs to integrate the acquired DDi business, including the relocation of our Anaheim, California facility. In addition, the potential for acquisitions of other businesses in the future may require additional debt or equity financing. We continue to explore certain strategic alternatives that may impact our liquidity, including but not limited to acquisitions, debt refinancing, debt retirement and equity offerings. We can give no assurance about our ability to execute any of these alternatives.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined under Securities and Exchange Commission rules.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2012, was approximately $200.0 million, which includes $170.5 million and $29.5 million from our Printed Circuit Boards and Assembly segments, respectively. This compares with our backlog of unfilled orders of $216.8 million at December 31, 2011, which included $168.9 million and $47.9 million from our Printed Circuit Boards and Assembly Segments, respectively. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

Related Party Transactions

Noncontrolling Interest Holder

We purchase consulting and other services from the noncontrolling interest holder which owns 5% of the subsidiary that operates our PCB manufacturing facility in Huiyang, China. Through December 31, 2012, we leased a manufacturing facility in Huizhou, China from the noncontrolling interest holder, and, in May 2012, purchased the noncontrolling interest holder’s 15% interest in that facility for $10.1 million in connection with the closure of the Huizhou, China facility. During the years ended December 31, 2012, 2011 and 2010 we paid the noncontrolling interest holder $0.8 million, $0.9 million and $1.1 million, respectively, related to rental and service fees, In addition, during the year ended December 31, 2012 and 2011, we made distributions of $0.3 million and $2.4 million, respectively, to the noncontrolling interest holder.

Monitoring and Oversight Agreement

Effective as of January 31, 2003, we entered into a monitoring and oversight agreement with Hicks, Muse & Co. Partners L.P. (“HM Co.”), an affiliate of HMTF. On February 11, 2010, under the terms and conditions of the Recapitalization Agreement, the monitoring and oversight agreement was terminated in consideration for the payment of a cash termination fee of approximately $4.4 million. The consolidated statements of operations and comprehensive (loss) income include expense related to the monitoring and oversight agreement of approximately $4.4 million for the years ended December 31, 2010, and we made cash payments of approximately $5.6 million to HM Co. related to these and prior year expenses during the year ended December 31, 2010.

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

Inventories

Inventories are stated at the lower of cost (valued using the first-in, first-out (FIFO) and average cost methods) or market value. Cost includes raw materials, labor and manufacturing overhead.

We apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current expected selling prices, as well as factors such as obsolescence and excess stock. We provide valuation allowances as necessary. Should we not achieve our expectations of the net realizable value of our inventory, future losses may occur.

Long-Lived Assets, Excluding Goodwill

We review the carrying amounts of property, plant and equipment, definite-lived intangible assets and other long-lived assets for potential impairment if an event occurs or circumstances change that indicates the carrying amount may not be recoverable. In evaluating the recoverability of a long-lived asset, we compare the carrying values of the assets with corresponding estimated undiscounted future operating cash flows. In the event the carrying values of long-lived assets are not recoverable by future undiscounted operating cash flows, impairments may exist. In the event of impairment, an impairment charge would be measured as the amount by which the carrying value of the relevant long-lived assets exceeds their fair value. During 2012 we recognized an impairment loss to fixed assets of $0.7 million as a result of the closure of our Huizhou, China PCB manufacturing facility. No impairments were recorded in 2011 and 2010.

Goodwill

At December 31, 2012, our goodwill balance relates entirely to our Printed Circuit Boards segment. We conduct an assessment of the carrying value of goodwill annually, as of the first day of our fourth fiscal quarter, or more frequently if circumstance arise which would indicate the fair value of a reporting unit is below its carrying amount. During 2012, we performed a qualitative assessment to screen for potential impairment of goodwill. A qualitative assessment requires us to consider a number of relevant factors and conclude whether it is more likely than not that the fair value of a reporting unit is more than its carrying amount. In performing our qualitative assessment to screen for potential impairment of goodwill, we considered a number of factors, including i) macroeconomic conditions, ii) factors impacting our industry and the end markets we serve, iii) factors impacting our costs to manufacture products and operate our business, iv) the financial performance of reporting units compared with projections and prior periods, v) reporting unit specific events which could impact future operating results, vi) the market value of our debt and equity securities, and vii) other relevant events and circumstances identified at the time of the assessment. No adjustments were recorded to the balance of goodwill as a result of this assessment.

In any given year we may elect to perform a quantitative impairment test for impairment, or if, as a result of the qualitative assessment, we are not able to conclude it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then we would be required to perform a quantitative test for impairment. The performance of a quantitative test would require us to make certain assumptions and estimates in determining fair value of our reporting units. When performing such a test, we use multiple methods to estimate the fair value of our reporting units, including discounted cash flow analyses and an EBITDA-multiple approach, which derives an implied fair value of a business unit based on the market value of comparable companies expressed as a multiple of those companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”). Discounted cash flow analyses require us to make significant assumptions about discount rates, sales growth, profitability and other factors. The EBITDA-multiple approach requires us to judgmentally select comparable companies based on factors such as their nature, scope and size. Significant judgment is required in making assumptions and estimates to perform a qualitative impairment screen and a quantitative impairment test, and should our assumptions change in the future, our fair value models could result in lower fair values, which could materially affect the value of goodwill and our operating results.

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

The foreign exchange forward contracts and cross-currency swaps designated as cash flow hedges are accounted for at fair value. We record deferred gains and losses related to cash flow hedges based on their fair value using a market approach and Level 2 inputs. The effective portion of the change in each cash flow hedge’s gain or loss is reported as a component of other comprehensive income, net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each measurement date. Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income (loss) to current period earnings in the line item in which the hedged item is recorded in the same period the hedged foreign currency cash flow affects earnings.

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

Recently Adopted Accounting Pronouncements

As of January 1, 2012, we adopted an accounting standard which changes the way other comprehensive income is presented in our financial statements, and elected to begin reporting other comprehensive income in a continuous statement of operations and comprehensive income. In December 2011, the Financial Accounting Standards Board deferred the date by which certain other aspects of the new standard must be implemented. The adoption of this standard had no affect on our financial condition or results of operations.

Recently Issued Accounting Pronouncements

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

Contractual Obligations

The following table provides a summary of future payments due under contractual obligations and commitments as of December 31, 2012:

	Payments due by period
	Less than	1-3	3-5	More than
Contractual Obligations (dollars in millions)	1 year	years	years	5 years	Total
2019 Notes	$—	$—	$—	$550.0	$550.0
Interest on 2019 Notes	43.3	86.6	86.6	57.6	274.1
2013 Notes	0.9	—	—	—	0.9
North America Mortgage Loans	1.6	3.0	1.9	10.0	16.5
Capital lease payments	0.1	0.3	0.3	0.4	1.1
Zhongshan 2010 Credit Facility	10.0	—	—	—	10.0
Operating leases	8.0	11.7	5.6	4.5	29.8
Restructuring payments	4.2	0.2	0.2	1.9	6.5
Management fees	0.3	0.7	0.7	11.4	13.1
Deferred compensation	1.1	0.2	0.2	2.1	3.6
Purchase orders	62.0	—	—	—	62.0

Total (a)	$131.5	$102.7	$95.5	$637.9	$967.6

(a)	The liability for unrecognized tax benefits of $25.6 million included in other non-current liabilities at December 31, 2012, has been excluded from the above table as we cannot make a reasonably reliable estimate of the timing of future payments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2012, we had $17.4 million of outstanding borrowings with variable interest rates, and we may have additional variable rate debt in the future. Accordingly, our earnings and cash flows could be affected by changes in interest rates in the future. Based on the December 31, 2012 reference rates, we do not believe a 10% movement in the reference rates would have a material effect on our financial condition, operating results or cash flows.

Foreign Currency Exchange Rate Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At December 31, 2012, we have foreign currency hedge instruments outstanding that hedge a notional amount of approximately 1.2 billion Chinese RMB at an average exchange rate of 6.36 RMB per one U.S. dollar with a weighted average remaining maturity of 6.1 months.

Based on December 31, 2012 exchange rates and our RMB denominated operating expenses for the year ended December 31, 2012, an increase or decrease in the RMB exchange rate of 10% (ignoring the effects of hedging) would result in an increase or decrease in our annual operating expenses of approximately $60.3 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Viasystems Group, Inc.

We have audited the accompanying consolidated balance sheets of Viasystems Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viasystems Group, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Viasystems Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 15, 2013

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$74,816	$71,281
Accounts receivable, net	183,148	196,065
Inventories	111,029	116,457
Deferred taxes	7,806	3,142
Prepaid expenses and other	31,032	31,138

Total current assets	407,831	418,083
Property, plant and equipment, net	427,968	307,290
Goodwill	151,283	97,589
Intangible assets, net	102,817	7,404
Deferred financing costs, net	15,304	5,592
Other assets	978	3,291

Total assets	$1,106,181	$839,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$12,250	$10,054
Accounts payable	161,890	195,908
Accrued and other liabilities	88,477	70,080
Income taxes payable	2,335	5,308

Total current liabilities	264,952	281,350
Long-term debt, less current maturities	563,446	216,716
Other non-current liabilities	45,926	48,111

Total liabilities	874,324	546,177

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 20,624,255 and 20,390,009 shares issued and outstanding	206	204
Paid-in capital	2,385,522	2,383,910
Accumulated deficit	(2,165,069)	(2,102,762)
Accumulated other comprehensive income	8,868	8,055

Total Viasystems stockholders’ equity	229,527	289,407
Noncontrolling interest	2,330	3,665

Total stockholders’ equity	231,857	293,072

Total liabilities and stockholders’ equity	$1,106,181	$839,249

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net sales	$1,159,906	$1,057,317	$929,250
Operating expenses:
Cost of goods sold, exclusive of items shown separately below	927,154	837,686	718,710
Selling, general and administrative	109,460	80,300	77,458
Depreciation	80,019	65,938	56,372
Amortization	4,547	1,710	1,710
Restructuring and impairment	19,457	812	8,518

Operating income	19,269	70,871	66,482
Other expense (income):
Interest expense, net	42,156	28,906	30,871
Amortization of deferred financing costs	2,723	2,015	1,994
Loss on early extinguishment of debt	24,234	—	706
Other, net	(419)	1,202	1,233

(Loss) income before income taxes	(49,425)	38,748	31,678
Income taxes	12,793	8,464	16,082

Net (loss) income	$(62,218)	$30,284	$15,596

Less:
Net income attributable to noncontrolling interest	$89	$1,791	$2,044
Accretion of Redeemable Class B Senior Convertible preferred stock	—	—	1,053
Conversion of Mandatory Redeemable Class A Junior preferred stock	—	—	29,717
Conversion of Redeemable Class B Senior Convertible preferred stock	—	—	105,021

Net (loss) income attributable to common stockholders	$(62,307)	$28,493	$(122,239)

Basic (loss) earnings per share	$(3.12)	$1.43	$(6.81)

Diluted (loss) earnings per share	$(3.12)	$1.42	$(6.81)

Basic weighted average shares outstanding	19,991,190	19,981,022	17,953,233

Diluted weighted average shares outstanding	19,991,190	20,129,787	17,953,233

Comprehensive (loss) income:
Net (loss) income	$(62,218)	$30,284	$15,596
Change in fair value of derivatives, net of tax	813	507	347
Foreign currency translation, net of taxes	—	(148)	(243)

Comprehensive (loss) income	(61,405)	30,643	15,700
Less:
Comprehensive income attributable to noncontrolling interests	89	1,791	2,044

Comprehensive (loss) income attributable to common stockholders	$(61,494)	$28,852	$13,656

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock Shares	Common Stock at Par	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
Balance at December 31, 2009	2,415,266	$24	$1,944,413	$(2,010,069)	$7,592	$—	$(58,040)
Comprehensive income:
Net income	—	—	—	13,552	—	2,044	15,596
Change in fair value of derivatives, net of taxes of $0	—	—	—	—	347	—	347
Foreign currency translation, net of taxes of $0	—	—	—	—	(243)	—	(243)
Accretion of Class B Senior Convertible preferred stock	—	—	(1,053)	—	—	—	(1,053)
Common Stock issued in exchange for Class B Senior Convertible preferred stock	6,028,258	60	204,340	(105,021)	—	—	99,379
Common Stock issued in exchange for Class A Junior preferred stock	7,658,187	77	149,791	(29,717)	—	—	120,151
Common Stock issued in connection with the Merix Acquisition	3,877,304	39	75,838	—	—	3,004	78,881
Issuance of restricted stock awards	264,788	2	(2)	—	—	—	—
Forfeiture of restricted stock awards	(5,718)	—	—	—	—	—	—
Distributions to noncontrolling interest holder	—	—	—	—	—	(783)	(783)
Stock compensation expense	—	—	2,870	—	—	—	2,870

Balance at December 31, 2010	20,238,085	202	2,376,197	(2,131,255)	7,696	4,265	257,105

Net income	—	—	—	28,493	—	1,791	30,284
Change in fair value of derivatives, net of taxes of $436	—	—	—	—	507	—	507
Foreign currency translation, net of taxes of $0	—	—	—	—	(148)	—	(148)
Exercise of stock options	833	—	18	—	—	—	18
Issuance of restricted stock awards	154,519	2	(2)	—	—	—	—
Forfeiture of restricted stock awards	(3,428)	—	—	—	—	—	—
Distribution to noncontrolling interest holder	—	—	—	—	—	(2,391)	(2,391)
Stock compensation expense	—	—	7,697	—	—	—	7,697

Balance at December 31, 2011	20,390,009	204	2,383,910	(2,102,762)	8,055	3,665	293,072

Net (loss) income	—	—	—	(62,307)	—	89	(62,218)
Change in fair value of derivatives, net of taxes of $0	—	—	—	—	813	—	813
Issuance of restricted stock awards	240,825	2	(2)	—	—	—	—
Forfeiture of restricted stock awards	(6,579)	—	—	—	—	—	—
Distribution to noncontrolling interest holder	—	—	—	—	—	(267)	(267)
Purchase of remaining interest in Huizhou subsidiary	—	—	(8,949)	—	—	(1,157)	(10,106)
Stock compensation expense	—	—	10,563	—	—	—	10,563

Balance at December 31, 2012	20,624,255	$206	$2,385,522	$(2,165,069)	$8,868	$2,330	$231,857

Accumulated other comprehensive income at December 31, 2012, 2011 and 2010 includes the following:

	2012	2011	2010
Foreign currency translation	$7,528	$7,528	$7,676
Unrecognized gain on derivatives	1,340	527	20

	$8,868	$8,055	$7,696

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(62,218)	$30,284	$15,596
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	84,566	67,648	58,082
Loss on early extinguishment of debt	24,234	—	706
Non-cash stock compensation expense	10,563	7,697	2,870
Change in restricted cash	6,830	—	—
Amortization of deferred financing costs	2,723	2,015	1,994
Impairment of property, plant and equipment	747	—	—
Amortization of original issue discount on 2015 Notes	665	1,596	1,596
Loss (gain) on disposition of assets, net	551	980	939
Deferred income taxes	306	(1,286)	1,469
Non-cash impact of exchange rates	155	351	(54)
Amortization of preferred stock discount	—	—	444
Accretion of Mandatory Redeemable Class A Junior preferred stock dividends	—	—	871
Change in assets and liabilities:
Accounts receivable	51,090	(26,818)	(29,319)
Inventories	29,868	(21,580)	(22,437)
Prepaid expenses and other	4,633	(9,439)	(4,646)
Accounts payable	(58,444)	33,586	29,310
Accrued and other liabilities	(15,207)	(12,925)	16,506
Income taxes payable	(2,973)	(698)	1,013

Net cash provided by operating activities	78,089	71,411	74,940
Cash flows from investing activities:
Acquisition of DDi, net of cash acquired	(253,464)	—	—
Capital expenditures	(108,721)	(101,664)	(57,010)
Acquisition of Merix, net of cash acquired	—	—	(21,659)
Acquisition of remaining interest in Huizhou, China facility	(10,106)	—	—
Proceeds from disposals of property, plant and equipment	1,272	568	9,893

Net cash used in investing activities	(371,019)	(101,096)	(68,776)
Cash flows from financing activities:
Proceeds from issuance of 7.875% Senior Secured Notes due 2019	550,000	—	—
Repayment of 12.0% Senior Secured Notes	(236,295)	—	—
Proceeds from borrowings under credit facilities	10,000	10,000	10,000
Repayments of borrowings under mortgages, capital leases and credit facilities	(10,787)	(10,260)	(17,797)
Distributions to noncontrolling interest holder	(267)	(2,391)	(783)
Proceeds from exercise of stock options	—	18	—
Repayment of 10.5% Senior Secured Notes	—	—	(105,904)
Change in restricted cash	—	—	105,734
Repayment of 2013 Notes	—	—	(515)
Financing and other fees	(16,186)	—	(2,293)

Net cash provided by (used in) financing activities	296,465	(2,633)	(11,558)
Net change in cash and cash equivalents	3,535	(32,318)	(5,394)
Cash and cash equivalents, beginning of year	71,281	103,599	108,993

Cash and cash equivalents, end of year	$74,816	$71,281	$103,599

Supplemental cash flow information:
Interest paid	$46,294	$27,399	$23,758

Income taxes paid, net	$14,827	$12,939	$13,210

Supplemental disclosure of noncash transactions:
Fair value of common shares issued in acquisition of Merix	$—	$—	$75,877

Fair value of common shares issued in exchange for Mandatory Redeemable Class A Junior preferred stock	$—	$—	$149,868

Fair value of common shares issued in exchange for Redeemable Class B Senior Convertible preferred stock	$—	$—	$117,970

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies

Viasystems Group, Inc., a Delaware corporation (“Group”), was formed on August 28, 1996. Group is a holding company and its only significant asset is stock of its wholly owned subsidiary, Viasystems, Inc. On April 10, 1997, Group contributed to Viasystems, Inc. all of the capital of its then existing subsidiaries. Prior to the contribution of capital by Group, Viasystems, Inc. had no operations of its own. Group relies on distributions from Viasystems, Inc. for cash. Moreover, the Senior Secured 2010 Credit Facility (see Note 9) and the indentures governing Viasystems, Inc.’s 2019 Notes each contain restrictions on Viasystems, Inc.’s ability to pay dividends to Group. Group, together with Viasystems, Inc. and its subsidiaries, is herein referred to as “the Company.”

Nature of Business

The Company is a leading worldwide provider of complex multi-layer printed circuit boards (“PCB”) and electro-mechanical solutions (“E-M Solutions”). The Company’s products are used in a wide range of applications including, for example, automotive engine controls, data networking equipment, telecommunications switching equipment, complex medical, technical and industrial instruments, and flight control systems.

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

Estimates and assumptions are used in accounting for the following significant matters, among others:

•	allowances for doubtful accounts;

•	inventory valuation;

•	fair value of derivative instruments and related hedged items;

•	fair value of assets acquired and liabilities assumed in acquisitions;

•	useful lives of property, plant, equipment and intangible assets;

•	long-lived and intangible asset impairments;

•	restructuring charges;

•	warranty and product returns allowances;

•	deferred compensation agreements;

•	tax related items;

•	contingencies; and

•	grant date fair value of options granted under the Company’s stock-based compensation plans.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) and average cost methods. Cost includes raw materials, labor and manufacturing overhead.

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

Impairment of Long-Lived Assets

The Company reviews intangible assets with a finite life and other long-lived assets for impairment if facts and circumstances exist that indicate the asset’s useful life is shorter than previously estimated or the carrying amount may not be recoverable from future operations based on undiscounted expected future cash flows. Impairment losses are recognized in operating results for the amount by which the carrying value of the asset exceeds its fair value. In addition, the remaining useful life of an impaired asset group would be reassessed and revised, if necessary.

Goodwill

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of identifiable net tangible and intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized but are reviewed for impairment annually or more frequently if a triggering event were to occur in an interim period.

Intangible Assets

Intangible assets consist primarily of identifiable intangibles acquired. Amortization of identifiable intangible assets acquired is computed using systematic methods over the estimated useful lives of the related assets as follows:

	Life	Method
Patents, trademarks and trade names	2-5 years	Straight-line
Customer lists	12-20 years	Straight-line
Manufacturer sales representative network	12-20 years	Straight-line
Developed technologies	15 years	Double-declining balance

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

Amounts accrued for warranty reserves are included in accrued and other liabilities (see Note 8). The following table summarizes changes in the reserve for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
Balance, beginning of year	$5,999	$12,107
Provision	6,540	4,683
Acquired from DDi	3,817	—
Claims and adjustments	(7,145)	(10,791)

Balance, end of year	$9,211	$5,999

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

Derivative Financial Instruments

From time to time, the Company enters into cash flow hedges in the form of foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. However, there can be no assurance that these activities will eliminate or reduce foreign currency risk. To reduce the potential for credit risk associated with cash flow hedges, the Company monitors the credit ratings of the counter parties to its hedging transactions. The foreign exchange forward contracts and cross-currency swaps are designated as cash flow hedges and are accounted for at fair value. The effective portion of the change in each cash flow hedge’s gain or loss is reported as a component of other comprehensive (loss) income, net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each measurement date. Gains and losses on derivative contracts are reclassified from accumulated other comprehensive (loss) income to current period earnings in the line item in which the hedged item is recorded in the same period the hedged foreign currency cash flow affects earnings (see Note 13).

Foreign Currency Translation and Remeasurement

All the Company’s foreign subsidiaries use the U.S. dollar as their functional currency. Net (loss) income includes gains and losses arising from transactions denominated in currencies other than the U.S. dollar, the impact of remeasuring local currency denominated assets and liabilities of foreign subsidiaries to the U.S. dollar and the realized gains and losses resulting from the Company’s foreign currency hedging activities.

As a result of the reversal of cumulative translation adjustments in connection with the liquidation of certain foreign investments, the Company recorded net translation adjustments of $0, $148 and $243 for the years ended December 31, 2012, 2011 and 2010 respectively, which reduced accumulated other comprehensive income.

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

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach (see Note 13). As quoted prices in active markets are not available for identical contracts, Level 2 inputs are used to determine fair value. These inputs include quotes for similar but not identical derivative contracts, market interest rates that are corroborated with publicly available market information and third party credit ratings for the counter parties to our derivative contracts. When applicable, all such contracts covered by master netting agreements are reported net, with gross positive fair values netted with gross negative fair values by counterparty.

In addition to cash flow hedges, the Company’s financial instruments consist of cash equivalents, accounts receivable, long-term debt and other long-term obligations. For cash equivalents, accounts receivable and other long-term obligations, the carrying amounts approximate fair market value. The estimated fair values of the Company’s debt instruments and cash flow hedges as of December 31, 2012, and December 31, 2011, are as follows:

	December 31, 2012
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$543,125	$550,000	Long-term debt, less current maturities
Senior Secured Notes due 2015	—	—
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	14,125	14,158	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges – deferred gain contracts	1,340	1,340	Prepaid expenses and other
Cash flow hedges – deferred loss contracts	—	—

	December 31, 2011
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$—	$—
Senior Secured Notes due 2015	237,050	215,147	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	—	—
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges – deferred gain contracts	1,742	1,742	Prepaid expenses and other
Cash flow hedges – deferred loss contracts	(779)	(779)	Accrued and other liabilities

The Company determined the fair value of the Senior Secured Notes due 2019 using Level 1 inputs—quoted market prices for the notes. The Company determined the fair value of the North America Mortgage Loans, Zhongshan 2010 Credit Facility and Senior Subordinated Convertible Notes due 2013 (see Note 9) using Level 2 inputs, including market interest rates. For the Zhongshan 2010 Credit Facility and variable rate mortgage loans, the carrying value approximated their fair value. For fixed rate mortgage loans, the Company estimated the fair value based on discounted future cash flows using a discount rate that approximates the current effective borrowing rate for comparable loans. The Company estimated the fair value of the Senior Subordinated Convertible Notes due 2013 to be their par value based upon their most recent trading activity.

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

Shipping Costs

Costs incurred by the Company to ship finished goods to its customers are included in cost of goods sold on the consolidated statements of operations and comprehensive income.

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

Earnings or Loss Per Share

On February 16, 2010, in connection with a recapitalization of the Company (see Note 17), each outstanding share of the Company’s common stock was exchanged for 0.083647 shares of newly issued common stock. In accordance with the Securities and Exchange Commission’s (the “SEC’s”) Staff Accounting Bulletin Topic 4.C, Changes in Capital Structure, all share amounts were adjusted retroactively to reflect the reverse stock split.

The Company computes basic (loss) earnings per share by dividing its net (loss) income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The computation of diluted (loss) earnings per share is based on the weighted average number of common shares outstanding during the period plus dilutive common equivalent shares (consisting primarily of employee stock options, convertible debt and unvested restricted stock awards). The potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method.

The components used in the computation of our basic and diluted (loss) earnings per share attributable to common stockholders were as follows:

	Year Ended December 31,
	2012	2011	2010
Net (loss) income attributable to common stockholders	$(62,307)	$28,493	$(122,239)

Basic weighted average shares outstanding	19,991,190	19,981,022	17,953,233
Dilutive effect of stock options	—	2,630	—
Dilutive effect of restrictive stock awards	—	146,135	—

Dilutive weighted average shares outstanding	19,991,190	20,129,787	17,953,233

Basic (loss) earnings per share	$(3.12)	$1.43	$(6.81)

Diluted (loss) earnings per share	$(3.12)	$1.42	$(6.81)

For the year ended December 31, 2012, the calculation of diluted weighted average shares outstanding excludes i) the effect of options to purchase 2,029,010 shares of common stock, ii) unvested restricted stock awards of 629,435, iii) long-term debt convertible into 6,593 shares of common stock because their inclusion would be antidilutive and iv) the effect of performance share units representing a maximum of 278,686 shares of common stock because the related performance measures were not attainable during the period. For the year ended December 31, 2011, the calculation of diluted weighted average shares outstanding excludes i) the effect of options to purchase 1,644,812 shares of common stock and ii) long-term debt convertible into 6,593 shares of common stock because their inclusion would be antidilutive. For the year ended December 31, 2010, the calculation of diluted weighted average shares outstanding excludes i) the effect of options to purchase 1,194,640 shares of common stock, ii) unvested restricted stock awards of 257,932 and iii) long-term debt convertible into 6,593 shares of common stock because their inclusion would be antidilutive.

Employee Stock-Based Compensation

The Company maintains two stock option plans, the “2010 Equity Incentive Plan” and the “2003 Stock Option Plan,” and recognizes compensation expense for share-based awards, including stock options and restricted stock awards, ratably over the awards’ vesting periods based on the grant date fair values of the awards (see Note 14).

Noncontrolling Interest

In May 2012, in connection with the closure of the Company’s Huizhou, China PCB facility, the Company completed the $10,106 cash purchase of a non-controlling interest holder’s 15% interest in the Company’s subsidiary that operated that facility, increasing the Company’s ownership to 100%. This noncontrolling interest holder continues to own a 5% interest in the Company’s manufacturing facility in Huiyang, China, where the Company has a 95% interest. The noncontrolling interest is reported as a component of equity, and the net income attributable to noncontrolling interest is reported as a reduction from net income or loss to arrive at net income or loss attributable to the Company’s common stockholders.

Research and Development

Research, development and engineering expenditures for the creation and application of new products and processes were approximately $3,615, $2,517 and $2,905 for the years ended December 31, 2012, 2011 and 2010, respectively. Research and development is included in the selling, general and administrative line item on the consolidated statements of operations and comprehensive (loss) income.

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

2. The DDi Acquisition

On May 31, 2012, the Company acquired DDi Corp. (“DDi”) in an all cash purchase transaction pursuant to which DDi became a wholly owned subsidiary of the Company (the “DDi Acquisition”). DDi was a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and Canada. The DDi Acquisition increased the Company’s PCB manufacturing capacity by adding seven additional PCB production facilities, added flexible circuit manufacturing capabilities and enhanced the Company’s North American quick-turn services capability. The total consideration paid by the Company in the merger was $281,968. Net sales of approximately $158,810 from the manufacturing and distribution facilities acquired in the DDi Acquisition was included in the consolidated statement of operations and comprehensive income for the year ended December 31, 2012. Although the Company has made a reasonable effort to do so, synergies achieved through the integration of the acquired DDi business into the Company’s Printed Circuit Boards segment, integration costs and the allocation of shared overhead specific to the acquired DDi business cannot be precisely determined. Accordingly, the Company has deemed it impracticable to calculate the precise impact the acquired DDi business has had on its earnings for the year ended December 31, 2012.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the DDi Acquisition as of May 31, 2012.

Cash and cash equivalents	$28,504
Restricted cash	6,830
Accounts receivable	38,173
Inventories	24,440
Property, plant and equipment	96,813
Goodwill	53,694
Identifiable intangible assets	99,932
Other current and long-term assets	3,682

352,068

Accounts payable and other accrued liabilities	(51,030)
Mortgage loans	(14,721)
Accrued and deferred taxes, net	(1,826)
Other non-current liabilities	(2,523)

(70,100)

Net assets acquired	$281,968

Goodwill and Identifiable Intangible Assets

Goodwill of $53,694 was calculated as the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired; and represents the value of the assembled workforce, the additional value to the Company expected to be derived from synergies in combining the business and other intangible benefits. None of the goodwill is expected to be deductible for income tax purposes.

Identifiable intangible assets acquired include DDi’s customer list, manufacturer sales representative network and trade name, and were valued at $83,916, $15,415 and $601, respectively. The value of the customer list and manufacturer sales representative network are being amortized over twenty years, and the value of the trade name is being amortized over two years.

Other Accrued Liabilities

In conjunction with the DDi Acquisition, the Company assumed obligations of $4,236 for certain DDi employee benefit related amounts that became payable as a result of the DDi Acquisition pursuant to terms of existing contractual agreements.

Pro Forma Information

The following unaudited pro forma information presents the combined results of operations of Viasystems and DDi for the years ended December 31, 2012 and 2011, as if the DDi Acquisition had been completed on January 1, 2011, with adjustments to give effect to pro forma events that are directly attributable to the DDi Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the companies. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma results of operations:

	Year Ended December 31,
	2012	2011
Net sales	$1,272,908	$1,320,709

Net (loss) income	$(22,909)	$26,423

The pro forma net income was adjusted to give effect to pro forma events which are directly attributable to the DDi Acquisition. Adjustments to the pro forma net income for the year ended December 31, 2012 included: i) the exclusion of $17,789 of acquisition-related costs, ii) the inclusion of $454 of net expense related to fair value adjustments to acquisition-date net assets acquired and iii) the exclusion of $21,288 of net expense related to merger financing transactions, including debt extinguishment costs, interest expense and amortization of deferred financing costs. Adjustments to the pro forma net income for the year ended December 31, 2011 included: i) the inclusion of $9,760 of net expense related to fair value adjustments to acquisition-date net assets acquired and ii) the inclusion of $15,946 of net expense related to merger financing transactions, including interest expense and amortization of deferred financing costs.

Transaction costs

The Company recognized $9,727 of costs in selling, general and administrative expense for the year ended December 31, 2012, which consisted primarily of investment banker fees and legal and accounting costs.

3. Accounts Receivable and Concentration of Credit Risk

The allowance for doubtful accounts is included in accounts receivable, net in the accompanying consolidated balance sheets.

The activity in the allowance for doubtful accounts is summarized as follows:

	2012	2011	2010
Balance, beginning of year	$2,770	$2,280	$2,415
Provision	1,538	2,499	1,285
Write-offs, credits and adjustments	(1,948)	(2,009)	(1,420)

Balance, end of year	$2,360	$2,770	$2,280

For the years ended December 31, 2012, 2011 and 2010, sales to the Company’s ten largest customers accounted for approximately 49.0%, 58.8% and 57.5% of the Company’s net sales, respectively. During the years ended December 31, 2012, 2011 and 2010 one customer, Robert Bosch GmbH, individually accounted for more than 10% of our net sales, with sales representing 13.9%, 14.5% and 13.3% of our net sales in those years, respectively. Sales to Robert Bosch GmbH occurred in the Printed Circuit Boards segment.

4. Inventories

The composition of inventories at December 31, is as follows:

	2012	2011
Raw materials	$42,149	$39,244
Work in process	34,136	26,722
Finished goods	34,744	50,491

Total	$111,029	$116,457

In connection with the DDi Acquisition, the Company acquired inventory which was recorded at its estimated fair value of $24,440. The estimate of fair value included an adjustment of $3,947 to increase the carrying value of finished goods and work in process inventories such that it approximated its selling price less an estimated profit from the selling effort.

During the third quarter of 2012, the Company experienced a fire in its Printed Circuit Boards segment which resulted in the destruction of inventory with a carrying value of $4,692 (see Note 7). While the Company maintains insurance coverage for property losses caused by fire, it recorded an impairment loss of $937 for the amount of the related insurance deductible.

5. Property, Plant and Equipment

The composition of property, plant and equipment at December 31, is as follows:

	2012	2011
Land and buildings	$126,142	$87,966
Machinery, equipment and systems	718,321	609,006
Leasehold improvements	84,197	66,491
Construction in progress	24,848	11,509

	953,508	774,972
Less: Accumulated depreciation	(525,540)	(467,682)

Total	$427,968	$307,290

In connection with the DDi Acquisition, the Company acquired property, plant and equipment which was recorded at its estimated fair value of $96,813, including land and buildings of $33,830, machinery, equipment and systems of $56,560, leasehold improvements of $3,123 and construction in progress of $3,300.

During the third quarter of 2012, the Company experienced a fire in its Printed Circuit Boards segment which resulted in the destruction of machinery and equipment with a gross and net book value of $6,092 and $1,988, respectively (see Note 7).

6. Goodwill and Other Intangible Assets

As of December 31, 2011, the Company had recorded goodwill of $97,589 from prior acquisitions which related entirely to its Printed Circuit Boards segment. With the goodwill derived from the DDi Acquisition, the balance of goodwill as of December 31, 2012, is $151,283 which relates entirely to the Company’s Printed Circuit Boards segment. The Company conducts an assessment of the carrying value of goodwill annually, as of the first day of its fourth fiscal quarter, or more frequently if circumstances arise which would indicate the fair value of a reporting unit with goodwill is below its carrying amount. No adjustments were recorded to goodwill as a result of these assessments.

The components of intangible assets subject to amortization were as follows:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technologies	$20,371	$(18,904)	$1,467	$20,371	$(17,977)	$2,394
Customer list	88,015	(3,430)	84,585	4,100	(641)	3,459
Manufacturer sales representative network	17,115	(857)	16,258	1,700	(266)	1,434
Patents, trademarks and trade name	2,535	(2,028)	507	1,904	(1,787)	117

Total	$128,036	$(25,219)	$102,817	$28,075	$(20,671)	$7,404

The expected future annual amortization expense of definite-lived intangible assets for the next five fiscal years is as follows:

Year Ended December 31,
2013	$6,709
2014	6,139
2015	5,467
2016	5,459
2017	5,454
Thereafter	73,589

Total	$102,817

7. Restructuring and Impairment

During 2012 the Company undertook certain restructuring activities as a result of the expiration of the lease of its Huizhou, China PCB manufacturing facility, the integration of the DDi business it acquired in May 2012 and to achieve general cost savings as part of the Company’s ongoing efforts to align capacity, overhead costs and operating expenses with market demand. As of December 31, 2012, the reserve for restructuring charges includes $2,358, $1,448 and $229 related to activities to achieve general cost savings, the closure of its Huizhou facility and the integration of the DDi business, respectively. The reserve for restructuring activities at December 31, 2012, also includes $1,333 incurred as part of plant shutdowns and downsizings which occurred in 2001 through 2005 as a result of the economic downturn that began in 2000 (the “2001 Restructuring”).

The following tables summarize changes in the reserve for the years ended December 31, 2012, 2011 and 2010:

		Year Ended December 31, 2012
	Reserve 12/31/11	Charges	Reversals	Net Charges	Cash Payments	Adjustments		Reserve 12/31/12
Restructuring activities:
Personnel and severance	$190	$16,151	$—	$16,151	$(12,583)	$—		$3,758
Lease and other contractual commitments	952	1,622	—	1,622	(1,050)	86	(a)	1,610
Asset impairments	—	1,684	—	1,684	—	(1,684)		—

	$1,142	$19,457	$—	$19,457	$(13,633)	$(1,598)		$5,368

		Year Ended December 31, 2011
	Reserve 12/31/10	Charges	Reversals	Net Charges	Cash Payments	Adjustments		Reserve 12/31/11
Restructuring activities:
Personnel and severance	$445	$—	$(134)	$(134)	$(121)	$—		$190
Lease and other contractual commitments	1,277	946	—	946	(1,302)	31	(a)	952

	$1,722	$946	$(134)	$812	$(1,423)	$31		$1,142

		Year Ended December 31, 2010
	Reserve 12/31/09	Charges	Reversals	Net Charges	Cash Payments	Adjustments		Reserve 12/31/10
Restructuring activities:
Personnel and severance	$843	$3,455	$(451)	$3,004	$(3,402)	$—		$445
Lease and other contractual commitments	2,481	5,514	—	5,514	(7,365)	647	(b)	1,277

	$3,324	$8,969	$(451)	$8,518	$(10,767)	$647		$1,722

(a)	Represents accretion of interest on discounted restructuring liabilities.
(b)	Represents $732 of restructuring liabilities assumed in the Merix Acquisition and $23 of accretion of interest on discounted restructuring liabilities, net of $108 of non-cash expense items.

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available at the time. The amounts the Company ultimately incurs may change as the balance of the plans are executed. Expected cash payout of the accrued expenses is as follows:

Year Ended December 31,
2013	$4,163
2014	90
2015	94
2016	98
2017	98
Thereafter	1,933

Total	6,476
Less: Amounts representing interest	(1,108)

Restructuring liability	$5,368

2012 Restructuring and Impairment Charges

During the year ended December 31, 2012, the Company recognized $18,405, of restructuring and impairment charges in its Printed Circuit Boards segment, $801 of restructuring and impairment charges in its Assembly segment and $251 in its “Other” segment (see Note 15). Restructuring and impairment charges incurred in the Printed Circuit Boards segment included i) $10,662 related to the closure of its Huizhou facility, ii) $826 associated with integrating the newly acquired DDi business, iii) $5,923 related to general cost savings and iv) $994 of impairment charges and other costs related to fire damage at its Guangzhou, China PCB facility. Restructuring and impairment charges incurred in the Assembly segment related to general cost savings which primarily included the closure of the Company’s Qingdao facility. Restructuring charges incurred in “Other” related to a revaluation of certain employee benefit obligations related to the 2001 Restructuring.

Huizhou PCB Facility Closure

The Huizhou facility ceased operations during the third quarter of 2012, and the facility was decommissioned and returned to its landlord in January 2013. During the year ended December 31, 2012, the Company recorded charges of $10,662 related to the closure of the Huizhou facility, of which $8,730 relate to personnel and severance, $727 relate to the impairment of fixed assets and $1,205 related to lease terminations and other costs. The Company does not expect that it will incur significant additional costs related to the closure of the facility. In addition to the amounts charged to restructuring and impairment expense for the year ended December 31, 2012, the Company recognized a $491 charge in cost of goods sold related to inventory which became obsolete as a result of the closure of the Huizhou facility.

Integration of the DDi Business

During 2012, the Company initiated certain actions to realize cost synergies it had identified in connection with the integration of the DDi business (see Note 2). These actions primarily include staff reductions, and the Company expects the total related costs will not exceed $2,000. In addition, at the time of the DDi Acquisition, DDi was in the process of building a new PCB manufacturing facility in Anaheim, California with plans to relocate its existing Anaheim operations from a leased facility. The Company expects the new facility will be completed and the Anaheim operations will be relocated during the first half of 2013. In connection with the relocation of the Anaheim operations, the Company expects to incur restructuring costs in its Printed Circuit Boards segment of approximately $1,000.

General Cost Savings Activities

During the third quarter of 2012, the Company initiated staffing reductions at certain of its manufacturing facilities in China in order to better align overhead costs and operating expenses with market demand for its products. During 2012 the Company incurred related restructuring charges of $5,923 and $142 in its Printed Circuit Boards and Assembly segments, respectively. The Company does not expect to incur significant additional costs related to the activities announced during 2012.

During 2012, the Company closed its E-M Solutions manufacturing facility in Qingdao, China and consolidated its activities into the Company’s other E-M Solutions manufacturing facilities in China. The Qingdao facility ceased operations in July 2012, and the facility was decommissioned and returned to its landlord during the third quarter of 2012. Total related restructuring and impairment charges were $659, of which $613 related to personnel and severance, $20 related to the impairment of property, plant and equipment and $26 related to other costs. The Company does not expect that it will incur significant additional costs related to the closure of this facility.

Guangzhou Fire

On September 5, 2012, the Company experienced a fire contained to a part of one building on the campus of its PCB manufacturing facility in Guangzhou, China which resulted in the loss of inventory with a carrying value of $4,692 and property, plant and equipment with a net book value of $1,988. As of December 31, 2012, the Company had restored a portion of the manufacturing capacity lost as a result of the fire damage, and completed its recovery in January 2013.

The Company maintains insurance coverage for property losses and business interruptions caused by fire which is subject to certain deductibles. The Company expects it will recover the net book value of machinery and equipment destroyed. As of December 31, 2012, the Company recorded an impairment charge of $937 for the amount of the inventory loss subject to an insurance deductible, and incurred $57 of costs to clean-up from the fire damage. The receivable for the amount the Company expects will be reimbursed by insurance is included in prepaid expenses and other in the consolidated balance sheet.

2011 Restructuring and Impairment Charges

The Company recorded $812 of net restructuring charges for the year ended December 31, 2011, which included $535 incurred in the Assembly segment related to the relocation of our manufacturing operations in Juarez, Mexico to a new facility, $411 incurred in “Other” (see Note 15) which primarily related to an increase in estimated long-term obligations incurred in connection with the 2001 Restructuring, and the reversal of $134 of accrued severance related to the 2010 Acquisition Restructuring as a result of higher than expected employee attrition, which reduced the number of planned involuntary terminations. The charges related to the relocation of our Juarez, Mexico facility and the charges related to the 2001 Restructuring relate to lease and other contractual commitment costs.

2010 Restructuring and Impairment Charges

The Company recorded $8,518 of net restructuring charges for the year ended December 31, 2010, of which $4,561 was incurred in the Printed Circuit Boards segment related to the integration of Merix Corporation after its acquisition in 2010, and $3,957 was incurred in “Other” (see Note 15) which primarily related to a contract termination fee of $4,441 (see Note 18), partially offset by the reversal of $451 of accrued restructuring charges related to lower than expected employee benefit liabilities resulting from the closure of its Milwaukee, Wisconsin E-M Solutions facility in 2009. The charges related to the 2010 Acquisition Restructuring include $3,475 related to personnel and severance, and $1,086 related to lease contract termination and other costs. The Company does not expect it will incur significant additional restructuring charges related to the 2010 Acquisition Restructuring.

8. Accrued and Other Liabilities

The composition of accrued and other liabilities at December 31, is as follows:

	2012	2011
Accrued payroll and related costs	$37,861	$26,847
Accrued interest	7,382	12,227
Accrued warranty	9,211	5,999
Accrued other	34,023	25,007

Total	$88,477	$70,080

9. Long-Term Debt

The composition of long-term debt at December 31, is as follows:

	2012	2011
Senior Secured Notes due 2019	$550,000	$—
Senior Secured Notes due 2015	—	215,147
Senior Secured 2010 Credit Facility	—	—
North America Mortgage loans	14,125	—
Zhongshan 2010 Credit Facility	10,000	10,000
Senior Subordinated Convertible Notes due 2013	895	895
Capital leases	676	728

	575,696	226,770
Less: Current maturities	(12,250)	(10,054)

	$563,446	$216,716

As of December 31, 2012, $10,000 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $651, and approximately $104,124 of the credit facilities was unused and available.

The schedule of principal payments for long-term debt at December 31, 2012, is as follows:

Year Ended December 31,
2013	$12,250
2014	1,386
2015	1,143
2016	756
2017	784
Thereafter	559,377

Total	$575,696

Senior Secured Notes due 2019

On April 30, 2012, the Company’s subsidiary, Viasystems, Inc., completed an offering of $550,000 of 7.875% Senior Secured Notes due 2019 (the “2019 Notes”). The Company incurred $16,186 of deferred financing fees related to the 2019 Notes that have been capitalized and will be amortized over the life of the 2019 Notes. The net proceeds of the 2019 Notes were used to fund the redemption of the 2015 Notes and the DDi Acquisition.

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

The 2019 Notes are guaranteed, jointly and severally, by all of Viasystems, Inc.’s current and future material domestic subsidiaries (the “Subsidiary Guarantors”) and by Viasystems Group, Inc. through a parent guarantee. The 2019 Notes are collateralized by all of the equity interests of each of the Subsidiary Guarantors, and by liens on substantially all of Viasystems, Inc.’s and the Subsidiary Guarantors’ assets.

The indenture governing the 2019 Notes contains restrictive covenants which, among other things, limit the ability of Viasystems, Inc. and the Subsidiary Guarantors to: a) incur additional indebtedness or issue disqualified stock or preferred stock; b) create liens; c) pay dividends, make investments or make other restricted payments; d) sell assets; e) consolidate, merge, sell or otherwise dispose of all or substantially all of the assets of Viasystems, Inc. and its subsidiaries; and f) enter into certain transactions with affiliates.

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

The Senior Secured 2010 Credit Facility is guaranteed by and secured by substantially all of the assets of our current and future material domestic subsidiaries, subject to certain exceptions as set forth in the Senior Secured 2010 Credit Facility. The Senior Secured 2010 Credit Facility contains certain negative covenants restricting and limiting our ability to, among other things:

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

The Company incurred $2,342, of deferred financing fees related to the Senior Secured 2010 Credit Facility which have been capitalized and are being amortized over the life of the facility. As of December 31, 2012, the Senior Secured 2010 Credit Facility supported letters of credit totaling $651, and approximately $74,349 was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

The Company’s unsecured revolving credit facility between its Kalex Multi-layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary and China Construction Bank, Zhongshan Branch (the “Zhongshan 2010 Credit Facility”), provides for borrowing denominated in Renminbi (“RMB”) and foreign currency including the U.S. dollar. Borrowings are guaranteed by KMLCB’s sole Hong Kong parent company, Kalex Circuit Board (China) Limited. This revolving credit facility is renewable annually upon mutual agreement. Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or ii) the interest rate quoted by the Peoples Bank of China for Chinese RMB denominated loans. The Zhongshan 2010 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility. As of December 31, 2012, $10,000 in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of LIBOR plus 4.9%, and approximately $29,775 of the facility was unused and available.

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

Toronto Mortgages

The Company’s mortgage loans with Business Development Bank of Canada (“BDC”) consists of two loan agreements, one denominated in U.S. dollars and the second denominated in Canadian dollars, which are secured by the land, building and certain equipment at the Company’s manufacturing facility in Toronto, Canada. The loan agreements contain a covenant requiring maintenance of an available funds coverage ratio of 1.5 to 1.0. As of December 31, 2012, the balance of the U.S. dollar loan was $1,216. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.4% (3.35% as of December 31, 2012), requires monthly principal and interest payments of approximately $40, and will mature in September 2028. As of December 31, 2012, the U.S. dollar equivalent balance of the Canadian dollar loan was $4,209. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.75% (4.25% as of December 31, 2012), requires monthly principal and interest payments of approximately $36, and will mature in October 2015.

Anaheim Mortgage

The Company’s mortgage loan with Wells Fargo Bank is secured by the land and building at the Company’s manufacturing facility in Anaheim, California which is currently under construction. The loan agreement contains a covenant requiring maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.0. As of December 31, 2012, the balance of the loan was $5,425. The loan bears interest at a fixed rate of 4.326%, requires monthly principal and interest payments of approximately $43, and will mature in March 2019, when a balloon principal payment of $3,446 will be due.

Cleveland Mortgage

The Company’s mortgage loan with Zions Bank is secured by the land and building of the Company’s manufacturing facility in Cuyahoga Falls, Ohio. As of December 31, 2012, the balance of the loan was $1,458. The loan bears interest at a variable rate equal to the Federal Home Loan Bank of Seattle prime rate plus 2% (3.25% as of December 31, 2012), requires monthly principal and interest payments of approximately $8, and will mature in November 2032.

Denver Mortgage

The Company’s mortgage loan with GE Real Estate is secured by the land and building at the Company’s manufacturing facility in Littleton, Colorado. As of December 31, 2012, the balance of the loan was $1,276. The loan bears interest at a fixed rate of 7.55%, requires monthly principal and interest payments of approximately $11, and will mature in July 2032.

North Jackson Mortgage

The Company’s mortgage loan with Key Bank is secured by the land and building at the Company’s manufacturing facility in North Jackson, Ohio. As of December 31, 2012, the balance of the loan was $541. The loan agreement contains a covenant requiring maintenance of a minimum operating cash flow to fixed charge ratio of 1.0 to 1.0. The loan bears interest at a variable rate of LIBOR plus 1.5% (1.73% as of December 31, 2012), requires monthly principal and interest payments of approximately $21, and will mature in April 2015.

10. Commitments

The Company leases certain buildings, transportation and other equipment under capital and operating leases. As of December 31, 2012 and 2011, there was equipment held under capital leases with a cost basis of $12,007 included in property, plant and equipment. The Company has recorded accumulated depreciation related to this equipment of $7,205 and $6,004 as of December 31, 2012 and 2011, respectively. Total rental expense under operating leases was $7,571, $5,321 and $4,945 for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum lease payments under capital leases and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2012, are as follows:

Year Ended December 31,	Capital	Operating
2013	$127	$7,991
2014	127	6,578
2015	127	5,097
2016	127	3,727
2017	127	1,884
Thereafter	381	4,472

Total	1,016	$29,749

Less: Amounts representing interest	(340)

Capital lease obligations	$676

11. Contingencies

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

The Company is a party to contracts and agreements with other third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At December 31, 2012 and 2011, other non-current liabilities include $11,314 and $12,803, respectively, of accruals for potential claims in connection with such indemnities.

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

To manage various business risks, the Company maintains a portfolio of insurance policies that the Company’s management believes are reasonable and customary for similarly situated companies. During 2012, stemming from a 2010 fire which damaged an electrical distribution hub at the Company’s manufacturing facility in Zhongshan, China, the Company settled its related insurance claim and received a payment which included $1,242 to compensate for business interruption. During 2010, stemming from a 2007 fire which damaged a portion of the Company’s manufacturing facility in Guangzhou, China, the Company received a $2,265 payment from insurance which represented a settlement of the Company’s business interruption claim related to that fire. The Company recorded these payments as a reduction of cost of goods sold in the periods received.

12. Income Taxes

The Company’s income tax provision for the years ended December 31, 2012, 2011 and 2010, consists of the following:

	2012	2011	2010
Current:
Federal	$—	$—	$—
State	(408)	272	392
Foreign	12,491	9,934	15,686

	12,083	10,206	16,078
Deferred:
Federal	3,407	(1,764)	(1,634)
State	292	(292)	(29)
Foreign	(2,989)	314	1,667

	710	(1,742)	4

Total	$12,793	$8,464	$16,082

A reconciliation between the income tax provision at the federal statutory income tax rate and at the effective tax rate, for the years ended December 31, 2012, 2011 and 2010, is summarized below:

	2012	2011	2010
U.S. Federal Statutory Rate	$(17,299)	$13,562	$11,087
State taxes, net of federal benefit	(5,650)	337	(32)
Impact from permanent items	3,726	(2,679)	(6,423)
Foreign tax (under) U.S. Statutory rate	(1,993)	(5,431)	(7,608)
Change in the valuation allowance for deferred tax assets	31,960	(916)	13,664
Tax contingencies	(87)	(2,785)	(282)
Foreign tax rate changes and withholdings	440	5,865	2,970
Other	1,696	511	2,706

	$12,793	$8,464	$16,082

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2012 and 2011, are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$370,340	$288,304
Capital loss carryforwards	111,550	114,727
Federal and State credit carryforwards	25,335	3,264
Accrued liabilities not yet deductible	14,128	8,478
Property, plant and equipment	—	6,325
Equity Compensation	13,116	11,978
Other	878	953

	535,347	434,029
Valuation allowance	(479,921)	(422,258)

	55,426	11,771
Deferred tax liabilities:
Property, plant and equipment	(7,298)	—
Inventory	(2,878)	(5,393)
Intangibles	(38,844)	(611)
Other	(84)	(508)

	(49,104)	(6,512)

Net deferred tax assets	$6,322	$5,259

The domestic and foreign income (loss) before income tax provision are as follows:

	Year Ended December 31,
	2012	2011	2010
Domestic	$(50,723)	$2,393	$(8,918)
Foreign	1,298	36,355	40,596

	$(49,425)	$38,748	$31,678

As of December 31, 2012, the Company had the following net operating loss (“NOL”) carryforwards: $720,100 in the U.S., $12,520 in China, $72,356 in Canada, $27,177 in Hong Kong, $131 in Singapore, and $35,002 in the Netherlands. The U.S. NOLs expire in 2018 through 2032 and the Canada NOLs expire in 2026 through 2028. All other NOLs carry forward indefinitely. Canada has a capital loss of $414,684 that will carry forward indefinitely. For the year ended December 31, 2012, the Company recognized a benefit from the utilization of NOL carryforwards of $6,301, of which all was recognized in Canada and Hong Kong.

As of December 31, 2012, the Company has established a full valuation allowance in both the U.S. and Canada for the deferred tax asset for NOL carryforwards. During the year ended December 31, 2012, the Company increased the valuation allowance by $57,000, and during the year ended December 31, 2011, the Company released $3,600 of the valuation allowance. The amount released in 2011 represented the amount of the deferred tax asset the Company believed would be realized in 2012 and was recorded as reduction to income tax expense in that year.

In connection with the Company’s reorganization under Chapter 11 completed on January 31, 2003, Viasystems Group believes more than a 50% change in ownership occurred under Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder. As a consequence, the utilization of the U.S. NOLs is limited to approximately $21,687 per year (except to the extent the Company recognizes certain gains built in at the time of the ownership change), with any unused portion carried over to succeeding years. Any NOLs not utilized in a year can be carried over to succeeding years.

Certain of the Company’s subsidiaries have tax holidays in China that, as of December 31, 2012, allow either i) a 50% reduction in the tax rate or ii) an annually-reviewed 10% rate reduction. If not for such tax holidays, the Company would have had $594, $1,832 and $1,747 of additional income tax expense for the years ended December 31, 2012, 2011 and 2010, respectively, based on the applicable reduced tax rate of 15% to 24%.

Undistributed earnings of international subsidiaries for the year ended December 31, 2012, were $41,257. No deferred Federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the Company’s international operations.

Uncertain Tax Positions

At December 31, 2012 and 2011, other non-current liabilities include $25,652 and $24,813 of long-term accrued taxes, respectively, related to the liability for unrecognized tax benefits. The Company classifies income tax-related interest and penalties as a component of income tax expense. At December 31, 2012 and 2011, the total unrecognized tax benefit in the consolidated balance sheet included a liability of $10,787 and $9,149, respectively, related to accrued interest and penalties on unrecognized tax benefits. The income tax provision included in the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, included expense of $1,638, $1,111 and $824, respectively, related to interest and penalties on unrecognized tax benefits.

The liability for unrecognized tax benefits decreased by $799 from December 31, 2011, to December 31, 2012, primarily due to the reversal of $1,751 of uncertain tax positions due to lapsing of the applicable statute of limitations, partially offset by provisions related to tax positions taken in the current period, and interest and penalties related to positions taken in prior periods. At December 31, 2012 and 2011, the liability for unrecognized tax benefits included $25,652 and $24,813, respectively, that, if recognized, would affect the effective tax rate. The Company is in discussions with various taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next year. The Company currently estimates approximately $500 of the liability for uncertain tax positions could be settled in the next twelve months.

As of December 31, 2012, the Company is subject to U.S. federal income tax examination for all tax years from 1998 forward, and to non-U.S. income tax examinations generally for the tax years 2001 through 2011. In addition, the Company is subject to state and local income tax examinations generally for the tax years 2001 through 2011.

A reconciliation of the Company’s total gross unrecognized tax benefits, exclusive of related interest and penalties, for the years ended December 31, 2012, 2011 and 2010, is summarized below:

	2012	2011	2010
Balance, beginning of year	$15,664	$19,009	$13,235
Tax positions related to current year:
Additions	181	839	1,217
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	—	—
Reductions	—	—	—
Tax positions acquired from Merix and DDi	787	—	6,597
Settlements	(16)	—	—
Lapses in statutes of limitations	(1,751)	(4,184)	(2,040)

Balance, end of year	$14,865	$15,664	$19,009

13. Derivative Financial Instruments and Cash Flow Hedging Strategy

The Company uses foreign exchange forward contracts and cross-currency swaps that are designated and qualify as cash flow hedges to manage certain of its foreign exchange rate risks. The Company’s objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. The Company’s foreign currency exposure arises from the transacting of business in a currency other than the U.S. dollar, primarily the Chinese Renminbi (“RMB”).

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

The Company recognizes all such derivative contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value (see Note 1) through adjustments to other comprehensive income, current earnings, or both, as appropriate. Accumulated other comprehensive (loss) income as of December 31, 2012, 2011 and 2010, included net deferred gains on derivatives of $1,340 (net of taxes $0), $527 (net of taxes of $435) and $20 (net of taxes of $0), respectively related to cash flow hedges.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of open derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs (see Note 1). As of December 31, 2012, all of the Company’s derivative contracts were in the form of the RMB cross-currency swaps and as of December 31, 2011, all of the Company’s derivative contracts were in the form of the RMB foreign exchange forward contracts and cross currency swaps, which were designated and qualified as cash flow hedging instruments. The following table summarizes the Company’s outstanding derivative contracts:

	December 31, 2012	December 31, 2011
Notional amount in thousands of Chinese RMB	1,200,000	2,303,640
Weighted average remaining maturity in months	6.1	6.4
Weighted average exchange rate to one U.S. Dollar	6.36	6.35

Realized gains or losses from the settlement of foreign exchange forward contracts and cross-currency swaps are recognized in earnings in the same period the hedged foreign currency cash flow affects earnings. For the years ended December 31, 2012, 2011 and 2010, gains of $2,347, $3,439 and $182, respectively, were recorded in cost of goods sold related to foreign currency cash flow hedges.

14. Equity Incentive Plans

2010 Equity Incentive Plan

The 2010 Plan was adopted in April 2010 and provides for grants of stock options, restricted stock awards, performance share units and other stock-based awards to the Company’s employees and directors. Subject to additions and adjustments, 4,600,000 shares are authorized for granting under the 2010 Plan. At December 31, 2012, 1,963,463 shares were available for future grants. Subsequent to December 31, 2012, on February 5, 2013, the Company granted additional equity awards representing approximately 520,000 shares, which included stock options, restricted stock awards and performance share units.

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

2003 Stock Option Plan

In January 2013, the Company’s 2003 Stock Option Plan (the “2003 Plan”) expired such that no new awards may be granted under that plan. The 2003 Plan allowed for the granting of options to purchase shares of the Company’s common stock. Options granted expire 10 years after the grant date. At December 31, 2012, 177,224 options were issued and outstanding under this plan.

Stock Compensation Expense

Stock compensation expense recognized in the consolidated statements of operations was as follows:

	December 31,
	2012	2011	2010
Cost of goods sold	$640	$506	$61
Selling, general and administrative	9,923	7,191	2,809

	$10,563	$7,697	$2,870

As of December 31, 2012, unrecognized compensation expense related to grants of stock options, restricted stock awards and performance share units totaled $11,522 and will be recognized over a period of approximately three years.

Stock Option Activity

The following table summarizes the stock option activity under both the 2003 Plan and the 2010 Plan for the year ended December 31:

	2012		2011		2010
	Options	Exercise Price(1)	Options	Exercise Price(1)	Options	Exercise Price(1)
Beginning balance	1,676,812	$36.00	1,194,640	$43.13	209,435	$150.99
Granted	406,962	17.70	542,784	20.44	1,008,594	21.64
Exercised	—	—	(833)	21.88	—	—
Forfeited	(54,764)	54.16	(59,779)	37.51	(23,389)	81.83

Ending balance	2,029,010	$31.84	1,676,812	$36.00	1,194,640	$43.13

Exercisable at year end	1,377,982	$37.97	753,165	$54.47	198,267	$150.99

(1)	weighted average

The exercise price for all options outstanding and options exercisable as of December 31, 2012, was above the closing market price of the Company’s stock on that day.

The fair value of each option grant during the years ended December 31, 2012, 2011 and 2010 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011	2010
Expected life of options	4.3 years	4.3 years	4.3 years
Risk free interest rate	0.63% to 0.85%	0.91% to 2.39%	1.44% to 2.26%
Expected volatility of stock	62.12% to 67.05%	60.72% to 62.73%	59.66% to 60.26%
Expected dividend yield	None	None	None
Weighted average fair value	$8.86	$10.22	$10.64

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

As of December 31, 2012, outstanding stock options under the 2003 Plan had an exercise price of $150.99; and outstanding stock options under the 2010 Plan had exercise prices ranging from $14.42 to $24.00. The following table summarizes information regarding outstanding stock options under these plans as of December 31, 2012:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 14.42 to $18.94	425,962	6.12 years	$17.37	26,665	4.63 years	$14.42
$ 20.38 to $21.04	505,614	5.05 years	20.41	336,498	5.01 years	20.40
$ 21.88 to $24.00	920,378	4.21 years	21.89	837,763	4.17 years	21.89
$ 150.99	177,056	1.20 years	150.99	177,056	1.20 years	150.99

	2,029,010	4.56 years	$31.84	1,377,982	4.00 years	$37.97

Restricted Stock Award Activity

The following table summarizes restricted stock award activity for the year ended December 31:

	2012		2011		2010
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested, beginning of year	405,595	$18.05	257,932	$16.60	—	$—
Granted	240,825	19.02	154,519	20.41	264,788	16.60
Vested	(10,406)	18.13	(3,428)	16.62	(1,138)	16.62
Forfeited	(6,579)	19.85	(3,428)	16.62	(5,718)	16.62

Nonvested, end of year	629,435	$18.40	405,595	$18.05	257,932	$16.60

Restricted stock awards outstanding as of December 31, 2012, had an aggregate intrinsic value of $7,679. As of the vesting date, the total fair value of restricted stock awards which vested during 2012 was $228.

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

The following table summarizes performance share unit activity for the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested, beginning of year	—	$—
Granted	139,343	18.42
Vested	—	—
Forfeited	—	—

Nonvested, at end of year	139,343	$18.42

No performance share units were granted in 2011 or 2010.

15. Business Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. During the year ended December 31, 2012, the Company operated its business in two segments: i) Printed Circuit Boards and ii) Assembly.

The Printed Circuit Boards segment consists of the Company’s printed circuit board manufacturing facilities located in the United States, Canada and China. These facilities manufacture double-sided and multi-layer printed circuit boards and backpanels. The Assembly segment consists of assembly operations including backpanel assembly, printed circuit board assembly, cable assembly, custom enclosures, and full system assembly and testing. The assembly operations are conducted in manufacturing facilities in China and Mexico. Intersegment sales are eliminated in consolidation. The accounting policies of segments are the same as those described in Note 1.

Assets and liabilities of the Company’s corporate headquarters, along with those of its closed printed circuit boards and assembly operations, are reported in “Other.” Operating expenses of our corporate headquarters are allocated to the Printed Circuit Boards and Assembly segments based on a number of factors, including sales.

Total assets by segment are as follows:

	December 31,
	2012	2011
Total assets:
Printed Circuit Boards	$955,618	$688,616
Assembly	87,280	105,668
Other	63,283	44,965

Total assets	$1,106,181	$839,249

Net sales and operating income (loss) by segment, together with reconciliation to (loss) income before income taxes, are as follows:

	Year ended December 31,
	2012	2011	2010
Net sales to external customers:
Printed Circuit Boards	$959,793	$856,319	$751,933
Assembly	200,113	200,998	177,317
Other	—	—	—

Total	$1,159,906	$1,057,317	$929,250

Intersegment sales:
Printed Circuit Boards	$7,379	$9,628	$11,938
Assembly	—	—	—
Other	—	—	—

Total	$7,379	$9,628	$11,938

Operating income (loss):
Printed Circuit Boards	$27,357	$65,550	$68,851
Assembly	1,639	6,656	6,208
Other	(9,727)	(1,335)	(8,577)

Total	19,269	70,871	66,482

Interest expense, net	42,156	28,906	30,871
Amortization of deferred financing costs	2,723	2,015	1,994
Loss on early extinguishment of debt	24,234	—	706
Other, net	(419)	1,202	1,233

(Loss) income before income taxes	$(49,425)	$38,748	$31,678

Capital expenditures and depreciation expense by segment are as follows:

	Year ended December 31,
	2012	2011	2010
Capital expenditures:
Printed Circuit Boards	$102,058	$93,387	$54,423
Assembly	5,952	7,639	1,584
Other	711	638	1,003

Total capital expenditures	$108,721	$101,664	$57,010

Depreciation expense:
Printed Circuit Boards	$75,506	$61,995	$51,984
Assembly	4,513	3,943	4,388
Other	—	—	—

Total depreciation expense	$80,019	$65,938	$56,372

Net sales by country of destination are as follows:

	Year Ended December 31,
	2012	2011	2010
United States	$465,798	$384,594	$314,858
People’s Republic of China, including Hong Kong	244,290	247,321	188,741
Germany	55,305	63,955	58,046
Malaysia	44,474	30,633	54,948
Hungary	43,141	44,288	36,159
Canada	40,070	27,312	37,948
India	28,905	29,032	8,006
France	27,733	43,066	37,551
Netherlands	27,084	9,143	924
United Kingdom	19,542	20,876	18,263
Singapore	16,366	14,560	16,754
Israel	15,651	10,552	6,542
Portugal	15,223	12,888	10,426
Brazil	14,632	4,913	5,113
Czech Republic	13,585	15,991	13,788
Thailand	12,873	11,290	21,162
Estonia	9,961	11,390	5,838
Mexico	8,248	11,820	34,143
Other	57,025	63,693	60,040

Total	$1,159,906	$1,057,317	$929,250

Net sales by country of manufacture are as follows:

	Year Ended December 31,
	2012	2011	2010
People’s Republic of China	$829,593	$877,987	$736,341
United States	246,959	142,675	131,894
Mexico	41,473	36,655	61,015
Canada	41,881	—	—

	$1,159,906	$1,057,317	$929,250

Property, plant and equipment, net by country are as follows:

	December 31,
	2012	2011
People’s Republic of China, including Hong Kong	$284,690	$261,308
Mexico	8,135	6,088
United States	104,192	39,894
Canada	30,951	—

	$427,968	$307,290

16. Retirement Plans

The Company has a defined contribution retirement savings plan (the “Retirement Plan”) covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporate the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 30% of their compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company matches a percentage of the employees’ deferrals (the “Matching Contribution”) and may contribute an additional 1% of employees’ salaries to the Retirement Plan regardless of employee deferrals. The Company may also elect to contribute an additional profit-sharing contribution at the end of each year. At the beginning of 2011, the employees of the U.S. based manufacturing facilities acquired from Merix became eligible to receive Matching Contributions under the Retirement Plan; and in 2013 the employees of the U.S. based manufacturing facilities acquired from DDi will become eligible to receive Matching Contributions under the Retirement Plan. The Company’s contributions to the Retirement Plan were $1,310, $1,227 and $206 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has a savings restoration plan (the “Savings Restoration Plan”) to provide additional benefits to certain domestic employees who are not eligible to receive the full Matching Contribution due to limitations imposed by the Internal Revenue Code. The Savings Restoration Plan also allows for the voluntary deferral of certain compensation by eligible employees. The Company’s expense related to the Savings Restoration Plan were $120 and $227 for the years ended December 31, 2012 and 2011, respectively.

17. The Merix Acquisition and the 2010 Recapitalization

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

The 2010 Recapitalization

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

In connection with the conversion of the Class A Preferred into common shares of the Company, for financial reporting purposes related to the presentation of net loss attributable to common stockholders, the Company recorded a non-cash adjustment to net loss of $29,717. The $29,717 non-cash item is equal to the difference between i) the fair value of the common shares issued and ii) the carrying value of the Class A Preferred at the time of conversion; and is reflected in the Consolidated Statement of Stockholders’ Equity (Deficit) as a reduction to accumulated deficit and a corresponding increase to paid-in capital. In connection with the conversion of the Class B Preferred into common stock of the Company, for financial reporting purposes related to the presentation of net loss attributable to common stockholders, the Company recorded a non-cash adjustment to net loss of $105,021. The $105,021 non-cash item is equal to the difference between i) the fair value of the common shares issued and ii) the fair value of the number of common shares that would have been issued according to the terms of the Indenture governing the Class B Preferred without consideration of the Recapitalization Agreement; and is reflected in the Consolidated Statement of Stockholders’ Equity (Deficit) as a reduction to accumulated deficit and a corresponding increase to paid-in capital.

18. Related Party Transactions

Noncontrolling Interest Holder

The Company purchases consulting and other services from the noncontrolling interest holder which owns 5% of the subsidiary that operates the Company’s PCB manufacturing facility in Huiyang, China. Through December 31, 2012, the Company leased a manufacturing facility in Huizhou, China from the noncontrolling interest holder, and, in May 2012, purchased the noncontrolling interest holder’s 15% interest in that facility for $10,106. During the years ended December 31, 2012, 2011 and 2010 the Company paid the noncontrolling interest holder $829, $900 and $1,080, respectively, related to rental and service fees, and $16 was payable to the minority interest holder as of December 31, 2012, related to service fees.

Monitoring and Oversight Agreement

On February 11, 2010, under the terms and conditions of the Recapitalization Agreement (see Note 17), a monitoring and oversight agreement between the Company and HM Co. was terminated in consideration for the payment by the Company of a cash termination fee of $4,441. The consolidated statements of operations and comprehensive (loss) income include expense related to the monitoring and oversight agreement of $4,441 for the year ended December 31, 2010. The Company made cash payments of $5,600 to HM Co. related to the monitoring and oversight agreement during the year ended December 31, 2010.

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

In 2010, the Company granted the Chairman of the Board 14,839 shares of restricted stock, and granted each director (other than the Chairman) who was not an executive officer 6,856 shares of restricted stock. In 2011, upon joining the board, the Company granted a new director 7,129 shares of restricted stock. In 2012, the Company granted each director who was not an executive officer 6,852 shares of restricted stock and granted two directors who joined the board subsequently to those awards 7,333 shares of restricted stock each.

19. Summary of Interim Financial Information (unaudited)

Quarterly financial data for the years ended December 31, 2012 and 2011 is presented below:

	Quarter
	1st	2nd	3rd	4th	Year
2012:
Net sales	$262,089	$296,861	$327,352	$273,604	$1,159,906
Cost of goods sold	211,057	235,556	261,953	218,588	927,154
Selling, general and administrative	21,492	31,228	27,635	29,105	109,460
Depreciation and amortization	17,394	19,381	23,925	23,866	84,566
Restructuring and impairment	6,987	1,958	9,480	1,032	19,457

Operating income	5,159	8,738	4,359	1,013	19,269

Net (loss) income	(5,137)	(33,038)	(9,545)	(14,498)	(62,218)
Noncontrolling interest	(495)	271	243	70	89

Net (loss) income attributable to common stockholders	(4,642)	(33,309)	(9,788)	(14,568)	(62,307)

Basic earnings per share	$(0.23)	$(1.67)	$(0.49)	$(0.73)	$(3.12)

Diluted earnings per share	$(0.23)	$(1.67)	$(0.49)	$(0.73)	$(3.12)

Basic weighted average shares outstanding	19,984,414	19,990,628	19,994,820	19,994,820	19,991,190

Diluted weighted average shares outstanding	19,984,414	19,990,628	19,994,820	19,994,820	19,991,190

2011:
Net sales	$238,710	$270,744	$278,818	$269,045	$1,057,317
Cost of goods sold	193,188	219,574	219,233	205,691	837,686
Selling, general and administrative	18,170	19,268	21,216	21,646	80,300
Depreciation and amortization	16,296	16,762	16,936	17,654	67,648
Restructuring and impairment	(134)	—	—	946	812

Operating income	11,190	15,140	21,433	23,108	70,871

Net income	3,778	3,568	7,385	15,553	30,284
Noncontrolling interest	312	385	524	570	1,791

Net income attributable to common stockholders	3,466	3,183	6,861	14,983	28,493

Basic earnings per share	$0.17	$0.16	$0.34	$0.75	$1.43

Diluted earnings per share	$0.17	$0.16	$0.34	$0.74	$1.42

Basic weighted average shares outstanding	19,980,153	19,980,153	19,980,792	19,982,961	19,981,022

Diluted weighted average shares outstanding	20,100,961	20,135,530	20,131,738	20,136,282	20,129,787

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Viasystems’ management, including Viasystems’ Chief Executive Officer and Chief Financial Officer, Viasystems has evaluated the effectiveness of Viasystems’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based on that evaluation, Viasystems’ Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, such disclosure controls and procedures were effective in ensuring information required to be disclosed by Viasystems in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of December 31, 2012, under the supervision and with the participation of management, including Viasystems’ Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of Viasystems’ internal control over financial reporting based on the framework contained in the report titled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on that evaluation, management concluded that Viasystems’ internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved as of December 31, 2012.

Management’s assessment of internal control over financial reporting excludes the operations of entities acquired through the DDi Acquisition, which was completed during 2012, as allowed by SEC guidance related to internal controls of recently acquired entities. These operations represented total assets and net assets of $323.0 million and $291.2 million, respectively, as of December 31, 2012, and $158.8 million of net sales for the year ended December 31, 2012. Management did not assess the effectiveness of internal control over financial reporting at these operations because we continue to integrate these operations into our control environment, thus making it impractical to complete an assessment by December 31, 2012.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report, which is included herein.

(d) Changes in Internal Control Over Financial Reporting

There were no changes in Viasystems’ internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Date: February 15, 2013	/s/ David M. Sindelar
David M. Sindelar
Chief Executive Officer

Date: February 15, 2013	/s/ Gerald G. Sax
Gerald G. Sax
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Viasystems Group, Inc.

We have audited Viasystems Group, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of entities acquired through the DDi Acquisition, which is included in the 2012 consolidated financial statements of the Company and constituted $323.0 million and $291.2 million of total and net assets, respectively, as of December 31, 2012, and $158.8 million of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of entities acquired through the DDi Acquisition.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Viasystems Group, Inc. and subsidiaries’ as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 15, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 15, 2013

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the information to be contained in our 2013 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”). The 2013 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the information to be contained in the 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the information to be contained in the 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the information to be contained in the 2013 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the information to be contained in the 2013 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2. Financial Statement Schedules

All schedules for which provision is made in the accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3. Exhibits

The information required by this item is included on the exhibit index that follows the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2013.

Viasystems Group, Inc.

/s/ David M. Sindelar	/s/ Gerald G. Sax
David M. Sindelar	Gerald G. Sax
Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Christopher R. Isaak
Christopher R. Isaak
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of February, 2013.

/s/ Christopher J. Steffen Christopher J. Steffen	Chairman of the Board of Directors

/s/ Jack D. Furst Jack D. Furst	Director

/s/ Edward Herring Edward Herring	Director

/s/ Robert F. Cummings, Jr. Robert F. Cummings, Jr.	Director

/s/ Peter Frank Peter Frank	Director

/s/ Kirby Dyess Kirby Dyess	Director

/s/ William A. Owens William A. Owens	Director

/s/ Michael Burger Michael Burger	Director

/s/ Dominic J. Pileggi Dominic J. Pileggi	Director

/s/ David D. Stevens David D. Stevens	Director

/s/ David M. Sindelar David M. Sindelar	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy L. Conlon Timothy L. Conlon	President, Chief Operating Officer and Director

/s/ Gerald G. Sax Gerald G. Sax	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Christopher R. Isaak Christopher R. Isaak	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

The following exhibits are filed as part of this Form 10-K or incorporated by reference herein:

Exhibit No.	Exhibit Description
2.1 (4)	Agreement and Plan of Merger, dated as of October 6, 2009, among Viasystems Group, Inc., Maple Acquisition Corp., and Merix Corporation (included as Annex A to the proxy statement/prospectus).
2.2 (17)	Agreement and Plan of Merger by and among DDi, Viasystems and Merger Sub, dated as of April 3, 2012.
3.1 (7)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.
3.2 (7)	Second Amended and Restated Bylaws of Viasystems Group, Inc.
4.1 (7)	Specimen Common Stock Certificate.
4.2 (2)	Indenture dated May 16, 2006 between Merix Corporation and U.S. Bank National Association as trustee.
4.3 (2)	Form of 4% Convertible Senior Subordinated Note Due 2013 (included in Section 2.2 of the Indenture filed as Exhibit 4.6 hereto).
4.4 (7)	First Supplemental Indenture dated as of February 16, 2010 among Viasystems Group, Inc., Merix Corporation and U.S. Bank National Association, as trustee.
4.5 (20)	Indenture, dated as of April 30, 2012, among Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.
4.6 (20)	Supplemental Indenture, dated as of May 2, 2012, among Viasystems Group, Inc., Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.
4.7 (21)	Second Supplemental Indenture, dated as of June 27, 2012, among Viasystems Group, Inc., Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.
10.1 (1)*	Viasystems Group, Inc. 2003 Equity Incentive Plan.
10.2 (10)*	Viasystems Group, Inc. 2010 Equity Incentive Plan (included as Appendix A to Proxy Statement/Prospectus).
10.3 (11)*	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Award Agreement.
10.4 (11)*	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement.
10.5 (15)*	Viasystems Group, Inc. Non-Qualified Deferred Compensation Plan.
10.6 (16)*	Viasystems Group, Inc. Annual Incentive Compensation Plan.
10.7 (1)*	Amended and Restated Executive Employment Agreement, dated October 13, 2003, among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp., L.L.C., the other subsidiaries party thereto, and David M. Sindelar.
10.8 (1)*	Amended and Restated Executive Employment Agreement, dated January 31, 2003, among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp., L.L.C., and Timothy L. Conlon.
10.9 (12)*	Amended and Restated Executive Employment Agreement, dated as of August 15, 2005, by and among Viasystems Group, Inc., Viasystems, Inc., the other subsidiaries of Viasystems Group, Inc. set forth on the signature page thereto and Gerald G. Sax.
10.10 (13)*	Agreement, dated as of October 3, 2002, by and between Viasystems Technologies Corp., L.L.C. and Richard B. Kampf.
10.11 (13)*	Agreement, dated as of January 31, 2000, by and between Viasystems Group, Inc. and Brian Barber.
10.12 (4)	Recapitalization Agreement, dated as of October 6, 2009, by and among Viasystems Group, Inc., Hicks, Muse, Tate & Furst Equity Fund III, LP and certain of its affiliates, GSC Recovery II, L.P. and certain of its affiliates, and TCW Shared Opportunities Fund III, L.P.
10.13 (4)	Note Exchange Agreement, dated as of October 6, 2009, by and among Viasystems Group, Inc., Maple Acquisition Corp., and the entities listed on Schedule I attached thereto.
10.14 (7)	Stockholder Agreement, dated as of February 11, 2010, by and between Viasystems Group, Inc. and VG Holdings, LLC.

10.15 (5)	Collateral Trust Agreement, dated as of November 24, 2009, among Viasystems, Inc., the guarantors named therein, Wilmington Trust FSB, as trustee and collateral trustee, and the other party lien representatives from time to time party thereto.
10.16 (8)	Loan and Security Agreement, dated as of February 16, 2010, by and among Viasystems Technologies Corp., L.L.C. and Merix Corporation, as borrowers, and Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as guarantors, the lenders and issuing bank from time to time party thereto, Wachovia Capital Finance Corporation (New England), as administrative agent, and Wells Fargo Capital Finance, LLC, as sole lead arranger, manager and bookrunner.
10.17 (9)	Amendment No. 1 to Loan and Security Agreement, dated as of March 24, 2010, by and among Viasystems Technologies Corp., L.L.C. and Merix Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wachovia Capital Finance Corporation (New England), as Agent and Lender.
10.18 (15)	Amendment No. 2 to Loan and Security Agreement and Waiver, dated as of August 2, 2011, but effective as of June 30, 2011, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.
10.19 (16)	Amendment No. 3 to Loan and Security Agreement and Waiver, dated as of December 8, 2011, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.
10.20 (18)	Amendment No. 4 to Loan and Security Agreement, dated as of April 3, 2012, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.
10.21 (19)	Amendment No. 5 to Loan and Security Agreement, dated as of April 16, 2012, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.
10.22 (22)	Amendment No. 6 to Loan and Security Agreement and Waiver, dated as of April 30, 2012, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.
10.23 (23)	Amendment No. 7 to Loan and Security Agreement and Waiver, dated as of December 28, 2012, by and among iasystems Technologies Corp., L.L.C., Viasystems Corporation, Viasystems North America, Inc., DDi Intermediate Holdings Corp., DDi Capital Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., Coretec Holdings Inc., DDi Cleveland Holdings Corp., DDi Denver Corp., Coretec Building Inc., DDi Cleveland Corp., and Trumauga Properties, Ltd., as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.
10.24 (19)	Collateral Trust Agreement, dated as of April 30, 2012, among Viasystems, Inc., the guarantors named therein, Wilmington Trust, National Association as trustee and collateral trustee, and the other parity lien representatives from time to time party thereto.
10.25 (19)*	Intercreditor Agreement, dated as of April 30, 2012, among Viasystems, Inc., the grantors named therein, Wells Fargo Capital Finance, LLC, in its capacity as collateral agent for the First Lien Claimholders and Wilmington Trust, National Association, in its capacity as collateral trustee for the Second Lien Claimholders.
10.26 (9)	English translation of the Zhongshan 2010 Credit Facility Contract, dated as of March 26, 2010, by and between Kalex Multi-Layer Circuit Board (Zhongshan) Limited, as Borrower, and China Construction Bank Zhongshan Branch, as Lender.
10.27 (14)	English translation of the renewal of the Zhongshan 2010 Credit Facility Contract, dated as of March 25, 2011, by and between Kalex Multi-Layer Circuit Board (Zhongshan) Limited, as Borrower, and China Construction Bank Zhongshan Branch, as Lender and Amendment No. 1 thereto, dated as of March 28, 2011.

10.28 (22)	English translation of the renewal of the Zhongshan 2010 Credit Facility Contract, dated as of April 26, 2012, by and between Kalex Multi-Layer Circuit Board (Zhongshan) Limited, as Borrower, and China Construction Bank Zhongshan Branch, as Lender and Amendment No. 1 thereto, dated as of April 26, 2012.
10.29 (3)	English translation of the Huiyang 2009 Foreign Exchange Loan, dated June 26, 2009, by and between Merix Printed Circuits Technology Limited and Industrial and Commercial Bank of China, Limited.
10.30 (3)	English translation of the Maximum Amount Mortgage Agreement, dated June 26, 2009, by and between Merix Printed Circuits Technology Limited and Industrial and Commercial Bank of China, Limited.
10.31 (6)	English translation of the Lease Agreement on Tong Fu Kang Plant Building (Building A, Shenzhen), dated as of October 26, 2006, by and between Shenzhen Tong Fu Kang Industry Development Co., Ltd and Viasystems Chang Yuan EMS (Shenzhen) Co., Ltd (now known as Viasystems EMS (Shenzhen) Co., Ltd).
10.32 (16)	English translation of the Lease Agreement on Tong Fu Kang Plant Building (Building A, Shenzhen), dated as of May 25, 2011, by and between Shenzhen Tong Fu Kang Industry Development Co., Ltd and Viasystems EMS (Shenzhen) Co., Ltd.
10.33 (6)	English translation of the Lease Agreement on Tong Fu Kang Plant Building (Building D, Shenzhen), dated as of May 6, 2003, by and between Shenzhen Tong Fu Kang Industry Development Co., Ltd and Viasystems Chang Yuan EMS (Shenzhen) Co., Ltd (now known as Viasystems EMS (Shenzhen) Co., Ltd).
10.34 (6)	Industrial Lease, dated as of April 16, 2008, by and between Verde 9580 Joe Rodriquez LP and Viasystems Technologies Corp., L.L.C.
10.35 (6)	First Amendment to Industrial Lease, dated as of December 8, 2008, by and between Verde 9580 Joe Rodriquez LP and Viasystems Technologies Corp., L.L.C.
10.36 (16)	Temporary Occupancy Agreement, dated as of June 1, 2011, by and between Verde 9580 Joe Rodriquez LP and Viasystems Technologies Corp., L.L.C.
10.37 (15)	Industrial Lease Agreement, dated as of June 20, 2011, by and among Verde Libramiento Aeropuerto, LLC and International Manufacturing Solutions Operaciones, S. de R.L. de C.V.
10.38 (11)	English translation of the Lease Agreement on Gutangao Factory Premises and Dormitories, dated as of January 1, 2008, by and between Desai (Huizhou) Group Company Limited and Merix Printed Circuits (Huizhou) Company Limited.
10.39 (12)	English translation of the Lease Supplement, effective January 1, 2011, to the Lease Agreement on Gutangao Factory Premises and Dormitories, dated as of January 1, 2008, by and between Desai (Huizhou) Group Company Limited and Merix Printed Circuits (Huizhou) Company Limited.
10.40 (11)	Lease Agreement, dated as of July 1, 1987, by and between B.S. Enterprises and Data Circuit Systems, Inc., as amended by the Lease Amendments, dated as of June 23, 2000 and July 1, 2007, concerning 335 Turtle Creek Court.
10.41 (11)	Lease Agreement, dated as of September 20, 2005, by and between KML Fremont Investors LLC and Merix San Jose, Inc., concerning 340 Turtle Creek Court.
10.42 (12)	Lease Amendment, dated as of October 1, 2010, to the Lease Agreement, dated as of September 20, 2005, by and between KML Fremont Investors LLC and Merix San Jose, Inc., concerning 340 Turtle Creek Court.
10.43 (22)	Second Lease Amendment, dated as of July 1, 2012, to the Lease Agreement, dated as of September 20, 2005, by and between James Rando and Viasystems Corporation, concerning 340 Turtle Creek Court.
10.44 (11)	Lease Agreement, dated as of January 1, 2010, by and between Gail H. Ducote, Robert D. Ducote and Merix Corporation, concerning 355 Turtle Creek Court.
10.45 (22)	Lease Agreement, dated as of July 1, 2012, by and between Gail H. Ducote and Robert D. Ducote and Viasystems Corporation, concerning 355 Turtle Creek Court.
10.46 (24)	Credit Agreement dated September 23, 2010, by and between DDi Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., DDi Denver Corp., and DDi Cleveland Corp., DDi Toronto Corp., the other Loan Parties thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender.

10.47 (25)	First Amendment to Credit Agreement by and between DDi Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., DDi Denver Corp., and DDi Cleveland Corp., DDi Toronto Corp., the other Loan Parties thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender.
10.48 (24)	Pledge and Security Agreement dated September 23, 2010 by and between DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., Coretec Holdings Inc., DDi Cleveland Holdings Corp., DDi Denver Corp., Coretec Building Inc., DDi Cleveland Corp., Trumauga Properties, Ltd. and JPMorgan Chase Bank, N.A.
10.49 (24)	Pledge and Security Agreement dated as of September 23, 2010 by and between DDi Toronto Corp. and JPMorgan Chase Bank, N.A.
10.50 (26)	Real Estate Sales Contract and Joint Escrow Instructions dated December 30, 2011 by and between DDi Global Corp. and Multi-Fineline Electronix, Inc.
10.51 (27)	Credit Agreement, dated March 28, 2012 between DDi Global Corp. and Wells Fargo Bank, N.A.
10.52 (28)	Amendment to Credit Agreement, dated as of November 1, 2012 between DDi Global Corp. and Wells Fargo Bank, N.A.
10.53 (27)	Promissory Note dated March 28, 2012 by DDi Global Corp. in favor of Wells Fargo Bank, N.A.
10.54 (27)	Guaranty dated March 28, 2012 by DDi Corp. in favor of Wells Fargo Bank, N.A.
10.55 (27)	Deed of Trust and Assignment of Rents and Leases dated March 28, 2012 by DDi Global Corp. in favor of Wells Fargo Bank, N.A.
21.1 (28)	Subsidiaries of Viasystems Group, Inc.
23.1 (28)	Consent of Ernst & Young LLP.
31.1 (28)	Certification of the Principal Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2 (28)	Principal Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1 (28)	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101 (29)	The following materials from Viasystems Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010 (ii) Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Registration Statement No. 333-113664 on Form S-1/A of Viasystems Group, Inc. filed on April 28, 2004.
(2)	Incorporated by reference to the Form 8-K of Merix Corporation filed on May 16, 2006.
(3)	Incorporated by reference to the Form 8-K of Merix Corporation filed on June 30, 2009.
(4)	Incorporated by reference to the Registration Statement No. 333-163040 on Form S-4 of Viasystems Group, Inc. filed on November 12, 2009.
(5)	Incorporated by reference to the Form 8-K of Viasystems, Inc. filed on December 2, 2009.
(6)	Incorporated by reference to Registration Statement No. 333-163040 on Form S-4/A of Viasystems Group, Inc. filed on December 17, 2009.
(7)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.
(8)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on February 22, 2010.

(9)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on March 30, 2010.
(10)	Incorporated by reference to the Proxy Statement of Viasystems Group, Inc. filed on April 30, 2010.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems Group, Inc. filed on May 17, 2010.
(12)	Incorporated by reference to the Annual Report on Form 10-K of Viasystems Group, Inc. filed on February 9, 2011.
(13)	Incorporated by reference to Registration Statement No. 333-172657 on Form S-3 of Viasystems Group, Inc. filed on March 7, 2011.
(14)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems Group, Inc. filed on May 3, 2011.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems Group, Inc. filed on August 10, 2011.
(16)	Incorporated by Reference to the Annual Report on Form 10-K of Viasystems Group, Inc. filed on February 15, 2012.
(17)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 4, 2012.
(18)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 9, 2012.
(19)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 17, 2012.
(20)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on May 2, 2012.
(21)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on June 28, 2012.
(22)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems Group, Inc. filed on August 8, 2012.
(23)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on December 28, 2012.
(24)	Incorporated by reference to Form 8-K of DDi Corp. filed on September 29, 2010.
(25)	Incorporated by reference to Form 8-K of DDi Corp. filed on March 15, 2011.
(26)	Incorporated by reference to the Annual Report on Form 10-K of DDi Corp. filed on February 17, 2012.
(27)	Incorporated by reference to the Quarterly Report on Form 10-Q of DDi Corp. filed on April 25, 2012.
(28)	Filed herewith.
(29)	Furnished herewith. Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”
*	Indicates management contract or compensatory plan or arrangement.