Form 10-Q
period 2013-03-31
VIASYSTEMS GROUP INC
filed 2013-05-09
CIK 1101169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 3, 2013, there were 20,705,864 shares of Viasystems Group, Inc.’s Common Stock outstanding.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,609	$74,816
Accounts receivable, net	179,255	183,148
Inventories	109,045	111,029
Prepaid expenses and other	39,117	38,838

Total current assets	411,026	407,831
Property, plant and equipment, net	425,849	427,968
Goodwill	151,283	151,283
Intangible assets, net	101,145	102,817
Deferred financing costs, net	14,579	15,304
Other assets	929	978

Total assets	$1,104,811	$1,106,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$12,250	$12,250
Accounts payable	165,448	161,890
Accrued and other liabilities	90,491	90,812

Total current liabilities	268,189	264,952
Long-term debt, less current maturities	563,038	563,446
Other non-current liabilities	51,431	45,926

Total liabilities	882,658	874,324

Stockholders’ equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 20,706,364 and 20,624,255 shares issued and outstanding	207	206
Paid-in capital	2,388,728	2,385,522
Accumulated deficit	(2,178,524)	(2,165,069)
Accumulated other comprehensive income	9,239	8,868

Total Viasystems stockholders’ equity	219,650	229,527
Noncontrolling interest	2,503	2,330

Total stockholders’ equity	222,153	231,857

Total liabilities and stockholders’ equity	$1,104,811	$1,106,181

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$272,940	$262,089
Operating expenses:
Cost of goods sold, exclusive of items shown separately below	219,058	211,057
Selling, general and administrative	27,693	21,492
Depreciation	21,958	17,006
Amortization	1,678	388
Restructuring and impairment	—	6,987

Operating income	2,553	5,159
Other expense:
Interest expense, net	11,199	7,352
Amortization of deferred financing costs	725	504
Other, net	748	224

Loss before income taxes	(10,119)	(2,921)
Income taxes	3,163	2,216

Net loss	$(13,282)	$(5,137)

Less:
Net income (loss) attributable to noncontrolling interest	$173	$(495)

Net loss attributable to common stockholders	$(13,455)	$(4,642)

Basic loss per share	$(0.67)	$(0.23)

Diluted loss per share	$(0.67)	$(0.23)

Basic weighted average shares outstanding	19,994,820	19,984,414

Diluted weighted average shares outstanding	19,994,820	19,984,414

Comprehensive (loss) income:
Net loss	$(13,282)	$(5,137)
Change in derivatives, net of tax	371	991

Comprehensive loss	(12,911)	(4,146)

Less:
Comprehensive income (loss) attributable to noncontrolling interests	173	(495)

Comprehensive loss attributable to common stockholders	$(13,084)	$(3,651)

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(13,282)	$(5,137)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,636	17,394
Non-cash stock compensation expense	3,207	2,521
Amortization of deferred financing costs	725	504
Deferred income taxes	(75)	(1,322)
Amortization of original issue discount on 2015 Notes	—	399
Loss on disposition of assets, net	51	311
Non-cash impact of exchange rate changes	(118)	34
Change in assets and liabilities:
Accounts receivable	3,893	11,327
Inventories	1,984	3,495
Prepaid expenses and other	3,239	(5,910)
Accounts payable	3,558	(9,234)
Accrued and other liabilities	2,312	(4,120)

Net cash provided by operating activities	29,130	10,262

Cash flows from investing activities:
Capital expenditures	(20,250)	(22,366)
Deposit for acquisition of remaining interest in Huizhou, China facility	—	(1,111)
Proceeds from disposals of property, plant and equipment	215	51

Net cash used in investing activities	(20,035)	(23,426)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	10,000	10,000
Repayments of borrowings under mortgages and credit facilities	(10,302)	(10,000)
Financing and other fees	—	(271)

Net cash used in financing activities	(302)	(271)

Net change in cash and cash equivalents	8,793	(13,435)
Cash and cash equivalents, beginning of the period	74,816	71,281

Cash and cash equivalents, end of the period	$83,609	$57,846

Supplemental cash flow information:
Interest paid	$446	$13,436

Income taxes paid, net	$1,891	$5,584

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. and its subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

Nature of Business

Viasystems is a leading worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“E-M Solutions”). The Company’s products are used in a wide range of applications including, for example, automotive engine controls and safety systems, data networking equipment, telecommunications switching equipment, complex medical, technical and industrial instruments, and flight control systems.

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

Estimates and assumptions are used in accounting for the following significant matters, among others:

•	allowances for doubtful accounts;

•	inventory valuation;

•	fair value of derivative instruments and related hedged items;

•	fair value of assets acquired and liabilities assumed in acquisitions;

•	useful lives of property, plant, equipment and intangible assets;

•	long-lived and intangible asset impairments;

•	restructuring charges;

•	warranty and product returns allowances;

•	deferred compensation agreements;

•	tax related items;

•	contingencies; and

•	fair value of awards granted under the Company’s stock-based compensation plans.

Actual results may differ from previously estimated amounts, and such differences may be material to the Company’s consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period in which the revision is made. The Company does not consider as material any revisions made to estimates or assumptions during the periods presented in the accompanying condensed consolidated financial statements.

Cash and Cash Equivalents and Restricted Cash

The Company considers short-term highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Commitments and Contingencies

The Company is a party to contracts with third party consultants, independent contractors and other service providers in which the Company has agreed to indemnify such parties against certain liabilities in connection with their performance. Based on historical experience and the likelihood that such parties will assert a claim against the Company, in the opinion of the Company’s management, the ultimate liabilities resulting from such indemnification obligations will not have a material adverse effect on its business, financial condition, results of operations or cash flows.

The Company is a party to agreements with third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At March 31, 2013 and December 31, 2012, other non-current liabilities include $11,323 and $11,314, respectively, of accruals for potential claims in connection with such indemnities.

Viasystems’ certificate of incorporation provides that none of the directors and officers of the Company bear the risk of personal liability for monetary damages for breach of fiduciary duty as a director or officer, except in cases where the action involves a breach of the duty of loyalty, acts or omissions not in good faith or involving intentional misconduct or knowing violation of the law, the unlawful payment of dividends or repurchasing of capital stock, or transactions from which the director or officer derived improper personal benefits.

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

The components used in the computation of basic and diluted loss per share attributable to common stockholders were as follows:

	Three Months Ended March 31,
	2013	2012
Net loss attributable to common stockholders	$(13,455)	$(4,642)

Basic weighted average shares outstanding	19,994,820	19,984,414
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock awards	—	—
Dilutive effect of performance share units	—	—

Diluted weighted average shares outstanding	19,994,820	19,984,414

Basic loss per share	$(0.67)	$(0.23)

Diluted loss per share	$(0.67)	$(0.23)

For the three months ended March 31, 2013, the calculation of diluted weighted average shares outstanding excludes i) the effect of performance share units representing a maximum of 987,147 shares of common stock, ii) options to purchase 1,918,407 shares of common stock, iii) unvested restricted stock awards of 711,544, and iv) debt which is convertible into 6,593 shares of common stock. For the three months ended March 31, 2012, the calculation of diluted weighted average shares outstanding excludes i) the effect of performance share units representing a maximum of 278,686 shares of common stock, ii) options to purchase 1,945,057 shares of common stock, iii) unvested restricted stock awards of 576,938, and iv) debt which is convertible into 6,593 shares of common stock.

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

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach (see Note 7). As quoted prices in active markets are not available for identical contracts, Level 2 inputs are used to determine fair value. These inputs include quotes for similar but not identical derivative contracts, market interest rates that are corroborated with publicly available market information and third party credit ratings for the counterparties to our derivate contracts. When applicable, all such contracts covered by master netting agreements are reported net, with gross positive fair values netted with gross negative fair values by counterparty.

In addition to cash flow hedges, the Company’s financial instruments consist of cash equivalents, accounts receivable, long-term debt and other long-term obligations. For cash equivalents, accounts receivable and other long-term obligations, the carrying amounts approximate fair market value. The estimated fair values of the Company’s debt instruments and cash flow hedges as of March 31, 2013, and December 31, 2012, are as follows:

	March 31, 2013
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$578,188	$550,000	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	13,930	13,715	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Current maturities of long-term debt
Cash flow hedges –deferred gain contracts	1,711	1,711	Prepaid expenses and other

	December 31, 2012
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$543,125	$550,000	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	14,128	14,125	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges –deferred gain contracts	1,340	1,340	Prepaid expenses and other

The Company determined the fair value of the Senior Secured Notes due 2019 using Level 1 inputs—quoted market prices for the notes. The Company determined the fair value of the North America Mortgage Loans, Zhongshan 2010 Credit Facility and Senior Subordinated Convertible Notes due 2013 (see Note 5) using Level 2 inputs, including market interest rates. For the Zhongshan 2010 Credit Facility and variable rate mortgage loans, the carrying value approximated their fair value. For fixed rate mortgage loans, the Company estimated the fair value based on discounted future cash flows using a discount rate that approximates the current effective borrowing rate for comparable loans. The Company estimated the fair value of the Senior Subordinated Convertible Notes due 2013 to be their par value based upon recent trading activity.

Recently Adopted Accounting Pronouncements

On January 1, 2013, the Company adopted a new accounting standard which requires the Company to disclose additional information about financial instruments that have been offset on its balance sheet. Assets and liabilities for financial instruments, such as cash flow hedge contracts, which are covered by master netting agreements are reported net, with gross positive fair values netted with gross negative fair values by counterparty. While the adoption of this standard impacts the Company’s disclosures, it does not change the way the Company accounts for such financial instruments and has no effect on the Company’s financial condition or results of operations. As of March 31, 2013, no financial instruments had been offset on the Company’s balance sheet.

On January 1, 2012, the Company adopted an accounting standard which changes the way accumulated other comprehensive income is presented in its financial statements and elected to begin reporting accumulated other comprehensive income in a continuous consolidated statement of operations and other comprehensive income. In addition, certain other aspects of the new standard were adopted on January 1, 2013, requiring additional disclosure about reclassification adjustments out of accumulated other comprehensive income. The adoption of this standard had no effect on the Company’s financial condition or results of operations (see Note 11).

Noncontrolling Interest

The Company owns a majority interest in its subsidiary that operates a manufacturing facility in Huiyang, China, and a noncontrolling interest holder owns 5% of this subsidiary. During the three months ended March 31, 2012, the Company also owned a majority interest in its subsidiary that operated a manufacturing facility in Huizhou, China, and the same noncontrolling interest holder owned 15% of that subsidiary. In connection with the closure of the Huizhou facility, in May 2012, the Company purchased the 15% interest of the noncontrolling interest holder, increasing the Company’s ownership to 100%. Noncontrolling interest is reported as a component of equity, and net income attributable to the noncontrolling interest is reported as a reduction from net income to arrive at net income attributable to the Company’s common stockholders.

The Company purchases consulting and other services from the noncontrolling interest holder related to the Huiyang facility. During the three months ended March 31, 2013 and 2012, the Company paid the noncontrolling interest holder $27 and $29, respectively, related to these services. During 2012, the Company leased the Huizhou facility and purchased services related to the Huizhou facility from the noncontrolling interest holder. During the three months ended March 31, 2012, the Company paid the noncontrolling interest holder $185 for rental and service fees.

A reconciliation of noncontrolling interest for the three months ended March 31, 2013 and 2012, is as follows:

	2013	2012
Balance, beginning of year	$2,330	$3,665
Net income (loss) attributable to noncontrolling interest	173	(495)

Balance, March 31,	$2,503	$3,170

2. The DDi Acquisition

On May 31, 2012, the Company acquired DDi Corp. (“DDi”) in a cash purchase transaction pursuant to which DDi became a wholly owned subsidiary of the Company (the “DDi Acquisition”). The following unaudited pro forma information presents the combined results of operations of Viasystems and DDi for the three months ended March 31, 2012, as if the DDi Acquisition had been completed on January 1, 2012, with adjustments to give effect to pro forma events that are directly attributable to the DDi Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may have resulted from the consolidation of the operations of the companies. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma results of operations:

Three Months Ended March 31,
2012
Net sales	$331,002

Net loss	$(3,973)

Adjustments to the pro forma net loss for the three months ended March 31, 2012 were: i) the exclusion of $1,067 of acquisition-related costs, ii) the inclusion of $2,385 of net expense related to fair value adjustments to acquisition-date net assets acquired and iii) the inclusion of $3,847 of net expense related to merger financing transactions, including interest expense and amortization of deferred financing costs.

3. Inventories

The composition of inventories is as follows:

	March 31, 2013	December 31, 2012
Raw materials	$44,962	$42,149
Work in process	30,983	34,136
Finished goods	33,100	34,744

Total	$109,045	$111,029

Inventories are stated at the lower of cost (valued using the first-in, first-out and average cost methods) or market.

4. Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	March 31, 2013	December 31, 2012
Land and buildings	$128,161	$126,142
Machinery, equipment and systems	721,329	718,321
Leasehold improvements	93,544	84,197
Construction in progress	20,734	24,848

	963,768	953,508
Less: Accumulated depreciation	(537,919)	(525,540)

Total	$425,849	$427,968

5. Credit Facilities and Long-term Debt

The composition of long-term debt is as follows:

	March 31, 2013	December 31, 2012
Senior Secured Notes due 2019	$550,000	$550,000
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	13,715	14,125
Zhongshan 2010 Credit Facility	10,000	10,000
Senior Subordinated Convertible Notes due 2013	895	895
Capital leases	678	676

	575,288	575,696
Less: Current maturities	(12,250)	(12,250)

	$563,038	$563,446

As of March 31, 2013, $10,000 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $651, and approximately $104,194 of the credit facilities were unused and available.

6. Restructuring and Impairment

As of March 31, 2013, the reserve for restructuring charges includes $1,249, $561 and $122 related to a staffing reduction plan in the Company’s Printed Circuit Boards segment which was announced in 2012, the closure of its Huizhou, China PCB facility which ceased operations during 2012 and the integration of the DDi business acquired in May 2012, respectively. The reserve for restructuring activities at March 31, 2013, also includes $1,300 incurred as part of plant shutdowns and downsizings which occurred in 2001 through 2005 as a result of the economic downturn that began in 2000.

The following tables summarize changes in the reserve for restructuring charges for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Reserve at 12/31/12	Net Charges	Cash Payments	Adjustments		Reserve at 3/31/13
Restructuring Activities:
Personnel and severance	$3,758	$—	$(1,564)	$—		$2,194
Lease and other contractual commitments	1,610	—	(584)	12	(a)	1,038

Total restructuring charges	$5,368	$—	$(2,148)	$12		$3,232

	Three Months Ended March 31, 2012
	Reserve at 12/31/11	Net Charges	Cash Payments	Adjustments		Reserve at 3/31/12
Restructuring Activities:
Personnel and severance	$190	$6,975	$(2)	$—		$7,163
Lease and other contractual commitments	952	12	(103)	14	(a)	875

Total restructuring charges	$1,142	$6,987	$(105)	$14		$8,038

(a)	Represents accretion of interest on discounted restructuring liabilities.

During the three months ended March 31, 2013, the Company incurred no restructuring charges. During the three months ended March 31, 2012, the Company recognized $6,430 of restructuring charges in its Printed Circuit Boards segment related to the announced closure of the Huizhou facility and $557 of restructuring charges in its Assembly segment related to the announced closure of the Qingdao facility. The Huizhou facility ceased operations during the third quarter of 2012, and was returned to the landlord in January 2013. The Qingdao facility ceased operations and was returned to the landlord during the third quarter of 2012.

7. Derivative Financial Instruments and Cash Flow Hedging Strategy

The Company uses foreign exchange forward contracts and cross-currency swaps that are designated and qualify as cash flow hedges to manage certain of its foreign exchange rate risks. The Company’s objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. The Company’s foreign currency exposure arises from transacting business in currencies other than the U.S. dollar, primarily the Chinese Renminbi (“RMB”).

The Company enters into foreign exchange forward contracts and cross-currency swaps after considering expected future use of foreign currencies, desired foreign exchange rate sensitivities and the foreign exchange rate environment. Prior to entering into a hedge transaction, the Company documents the relationship between hedging instruments to be used and the hedged items, as well as the risk management objective for undertaking the hedge transactions. The Company generally does not hedge its exposure to the exchange rate variability of future cash flows beyond the end of its next fiscal year.

The Company recognizes all such derivative contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate. Accumulated other comprehensive income as of March 31, 2013 and December 31, 2012, included net deferred gains on derivatives of $1,711, (net of taxes of $0) and $1,340 (net of taxes of $0), respectively.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of open derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs (see Note 1). As of March 31, 2013 and December 31, 2012, all of the Company’s derivative contracts were in the form of Chinese RMB cross-currency swaps which were designated and qualified as cash flow hedging instruments. The following table summarizes the Company’s outstanding derivative contracts:

	March 31, 2013	December 31, 2012
Notional amount in thousands of Chinese RMB	900,000	1,200,000
Weighted average remaining maturity in months	4.6	6.1
Weighted average exchange rate to one U.S. Dollar	6.36	6.36

Realized gains or losses from the settlement of foreign exchange forward contracts and cross-currency swap contracts are recognized in earnings in the same period the hedged foreign currency cash flow affects earnings. For the three months ended March 31, 2013 and 2012, gains of $659 and $850, respectively, were recorded in cost of goods sold related to foreign currency cash flow hedges.

8. Stock-based Compensation

Stock compensation expense recognized in the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended March 31,
	2013	2012
Cost of goods sold	$228	$160
Selling, general and administrative	2,979	2,361

	$3,207	$2,521

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,029,010	$31.84	1,676,812	$35.99
Granted	11,500	14.25	294,962	18.42
Exercised	—	—	—	—
Forfeited	(122,103)	137.04	(26,717)	86.27

Outstanding at March 31,	1,918,407	$25.04	1,945,057	$32.64

Options exercisable at March 31,	1,494,936	$26.97	1,022,641	$43.87

The weighted average fair value of stock options granted during the three months ended March 31, 2013 and 2012, was $6.31 and $9.12, respectively, estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	2013	2012
Expected life of options	4.3 years	4.3 years
Risk free interest rate	0.85% to 0.88%	0.82% to 0.85%
Expected volatility of stock	54.81% to 54.94%	62.61% to 62.75%
Expected dividend yield	None	None

For stock options granted during the three months ended March 31, 2013, the Company estimated the expected volatility of the underlying shares using its historical stock performance. In prior periods, as there was insufficient historical data about the Company’s common stock performance, the Company estimated the expected volatility of the underlying shares based on the blended historical stock volatility of peer companies. The Company estimated the expected life of new option grants using the simplified method.

The following table summarizes information regarding outstanding stock options as of March 31, 2013:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 14.19 to $18.94	437,295	5.89 years	$17.29	150,468	5.55 years	$17.65
$ 20.38 to $21.04	504,363	4.78 years	20.41	377,886	4.74 years	20.40
$ 21.88 to $24.00	908,628	3.98 years	21.89	898,461	3.95 years	21.89
$ 150.99	68,121	2.70 years	150.99	68,121	2.70 years	150.99

	1,918,407	4.58 years	$25.04	1,494,936	4.26 years	$26.97

Restricted Stock Awards

The following table summarizes restricted stock activity for the three months ended March 31, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested at beginning of year	629,435	$18.40	405,595	$18.05
Granted	84,609	14.68	171,343	18.42
Vested	—	—	—	—
Forfeited	(2,500)	18.42	—	—

Nonvested at March 31,	711,544	$17.96	576,938	$18.16

Performance Share Units

For performance share units with market conditions, such as those that include performance conditions related to attaining a specific stock price, the grant date fair value of awards is expensed ratably over the requisite service period. For performance share units without market conditions, the grant date fair value of awards is expensed ratably over the requisite service period based on the probability of achieving the performance objectives, with changes in expectations recognized as an adjustment to earnings in the period of the change. Performance share units vest only if performance objectives are achieved, and vested shares may range from zero to 200% of the original grant, depending upon the terms of the respective awards and the actual results compared with the performance objectives.

During the three months ended March 31, 2013, the Company granted performance share units with market conditions. The weighted average per share fair value of these grants was $16.57, estimated using the Monte Carlo simulation model.

The following table summarizes performance share unit activity for the three months ended March 31, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested, beginning of year	139,343	$18.42	—	$—
Granted	427,736	16.57	139,343	18.42
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested, at March 31,	567,079	$17.03	139,343	$18.42

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

For the three months ended March 31, 2013, the Company’s tax provision includes net expense of $2,524 related to pre-tax earnings, and a net expense of $639 related to other tax matters, including reversals of $29 of uncertain tax positions due to the lapse of the applicable statute of limitations. For the three months ended March 31, 2012, the Company’s tax provision included net expense of $2,746 related to its pre-tax earnings and a net benefit of $530 related to other tax matters, which included reversals of $1,233 of uncertain tax positions due to the lapse of the applicable statute of limitations.

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

Total assets by segment are as follows:

	March 31, 2013	December 31, 2012
Printed Circuit Boards	$957,362	$955,618
Assembly	83,050	87,280
Other	64,399	63,283

Total assets	$1,104,811	$1,106,181

Net sales and operating income (loss) by segment, together with a reconciliation to loss before income taxes, are as follows:

	Three Months Ended March 31,
	2013	2012
Net sales to external customers:
Printed Circuit Boards	$240,981	$213,071
Assembly	31,959	49,018

Total	$272,940	$262,089

Intersegment sales:
Printed Circuit Boards	$2,833	$1,877
Assembly	—	—

Total	$2,833	$1,877

Operating income (loss):
Printed Circuit Boards	$3,727	$7,015
Assembly	(1,050)	(844)
Other	(124)	(1,012)

Total	2,553	5,159
Interest expense, net	11,199	7,352
Amortization of deferred financing costs	725	504
Other, net	748	224

Loss before income taxes	$(10,119)	$(2,921)

11. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, by component, for the three months ended March 31, 2013 and 2012, were as follows:

	2013			2012
	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total
Accumulated other comprehensive income at beginning of year	$1,340	$7,528	$8,868	$527	$7,528	$8,055
Other comprehensive income, net of tax and before reclassifications	1,030	—	1,030	1,841	—	1,841
Amounts reclassified from accumulated other comprehensive income, net of tax	(659)	—	(659)	(850)	—	(850)

Other comprehensive income, net of tax,	371	—	371	991	—	991

Accumulated other comprehensive income at March 31,	$1,711	$7,528	$9,239	$1,518	$7,528	$9,046

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

Forward-looking statements involve risks, uncertainties and assumptions and are not guarantees of future events or results. Actual results may differ materially from anticipated results expressed or implied in these forward-looking statements. You should not put undue reliance on any forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we file this Report, except to the extent required by law.

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, global economic conditions, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our substantial indebtedness, risks associated with integration of DDi Corp. and being controlled by VG Holdings, LLC. Please refer to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2012, for additional factors that could materially affect our financial performance.

Recent Developments

Guangzhou Fire

On September 5, 2012, we experienced a fire on the campus of our PCB manufacturing facility in Guangzhou, China which temporarily reduced the facility’s manufacturing capacity (the “Guangzhou Fire”). While we were able to restore some of the lost capacity during the fourth quarter of 2012, it was not until the end of January 2013 before we were able to achieve normal operating capacity. In addition, the installation and calibration required to bring new equipment online caused labor inefficiencies and increased scrap rates during the first quarter. Where possible we shifted production of affected products to our other PCB facilities; however, due to customer qualification requirements, we were not able to shift all affected work orders.

Our results for the first quarter of 2013 reflect the diminished capacity at our Guangzhou facility as well as a reduction in sales orders from some of our customers who required us to re-qualify our Guangzhou facility before they would place new orders. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, approximately 24% of our Printed Circuit Boards segment sales were attributable to our Guangzhou facility for the three months ended March 31, 2012. For the three months ended March 31, 2013, sales attributable to our Guangzhou facility declined by 33% as compared to the comparable period in 2012.

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

The products we manufacture include, or can be found in, a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety, entertainment and anti-lock braking systems, telecommunications switching equipment, data networking equipment, computer storage equipment, semiconductor test equipment, wind and solar energy applications, off-shore drilling equipment, flight control systems, military communications applications and complex industrial, medical and other technical instruments.

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

We are a supplier to more than 1,000 original equipment manufacturers (“OEMs”) and contract electronic manufacturers (“CEMs”) in numerous end markets. Our OEM customers include industry leaders such as Agilent Technologies, Inc., Alcatel-Lucent SA, Apple Inc., Autoliv, Inc., BAE Systems, Inc., Robert Bosch GmbH, Broadcom Corporation, Ciena Corporation, Cisco Systems, Inc., Continental AG, Dell Inc., Danahar Corporation, Ericsson AB, General Electric Company, Goodrich Corporation, Harris Communications, Hitachi, Ltd., Huawei Technologies Co. Ltd., Intel Corporation, L-3 Communications Holdings, Inc., Motorola Inc., NetApp, Inc., Q-Logic Corporation, Qualcomm Incorporated, Raytheon Company, Rockwell Automation, Inc., Rockwell Collins, Inc., Tellabs, Inc., TRW Automotive Holdings Corp., and Xyratex Ltd. In addition, we have good working relationships with industry-leading CEMs such as Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Foxconn Technology Group, Jabil Circuit, Inc. and Plexus Corp., and we supply PCBs and E-M Solutions products to these customers as well.

Business Overview

As a component manufacturer, our sales trends generally reflect the market conditions in the industries we serve. While we believe the long-term growth prospects for our PCB and E-M Solutions products remain steady, economic uncertainty continues to exist, and our visibility to future demand trends and pricing pressures remains limited.

Having regained normal operating capacity after the Guangzhou Fire, we expect sales in the automotive end market will recover as they follow long-term industry demand trends. According to Prismark Partners LLC, a leading PCB industry research firm, the global automotive electronics market is expected to grow at a compound annual growth rate of 6.8% from 2012 to 2017. Market growth in automotive electronics is expected to be driven primarily by growth in worldwide vehicle sales, particularly to customers in emerging markets such as China, increased electronic content per vehicle and increased sales of hybrid and electric vehicles.

In the industrial & instrumentation market, while we have experienced sales fluctuations with some of our larger customers due to their own particular circumstances, we expect sales trends in this diverse market will follow global economic trends.

The telecommunications end market remains dynamic as the customers we supply produce a mix of products which include both new cutting edge applications as well as more mature products with varying levels of demand. We continue to try to position ourselves to take advantage of growth opportunities related to the introduction of next generation wireless technology standards, but this portion of the market has been slow to develop.

In the computer and datacommunications end market, we continue to pursue new customers and programs for both our Printed Circuit Boards and Assembly segments, especially in the high-end server and storage sectors.

In the military and aerospace market, while we continue to pursue market share gains as a result of continuing customer qualification activity, overall demand trends in this market have been negatively impacted by implementation of the budget sequester. Until there is some resolution to the ongoing budget debate in Washington, we expect pressures on U.S. government defense spending will continue to hamper demand and cause downward pricing pressures.

Results of Operations

Three Months Ended March 31, 2013, Compared with the Three Months Ended March 31, 2012

Net Sales. Net sales for the three months ended March 31, 2013, were $272.9 million, a $10.9 million, or 4.1%, increase from net sales during the same period in 2012. Driving this increase were sales from manufacturing and distribution facilities acquired in the DDi Acquisition, partially offset by decreased sales at legacy Viasystems Printed Circuit Boards and Assembly facilities. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales decreased by approximately $58.1 million, or 17.5%, to $272.9 million for the three months ended March 31, 2013, as compared with the same period in 2012.

Net sales by end market for the three months ended March 31, 2013 and 2012, on i) a historical basis and ii) a pro forma basis as if the DDi Acquisition had been completed on January 1, 2012, were as follows:

	Historical		Pro Forma
End Market (dollars in millions)	2013	2012	2012
Automotive	$78.9	$104.7	$105.9
Industrial & Instrumentation	68.8	63.0	87.1
Computer and Datacommunications	49.3	44.1	60.4
Telecommunications	44.3	38.7	45.9
Military and Aerospace	31.6	11.6	31.7

Total Net Sales	$272.9	$262.1	$331.0

Our net sales of products for end use in the automotive market decreased by approximately $25.7 million, or 24.6%, during the three months ended March 31, 2013, compared with the same period in 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $27.0 million, or 25.5%, to $78.9 million for the three months ended March 31, 2013, as compared with the same period in 2012. The decrease was primarily a result of reduced manufacturing capacity at the beginning of the quarter which also slowed sales orders as we underwent requalification activity after the Guangzhou Fire. In addition, while we made an effort to lower selling prices in light of reductions in some material costs, we experienced reduced market share on some programs due to price competitiveness.

Net sales of products ultimately used in the industrial & instrumentation markets for the three months ended March 31, 2013, increased by approximately $5.7 million, or 9.1%, compared with the same period in 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $18.2 million, or 20.9%, to $68.8 million for the three months ended March 31, 2013, as compared with the same period in 2012. The decrease in net sales was driven primarily by a decline in sales of wind power related programs as one of our largest customers began manufacturing a portion of the components we supply in-house.

During the first quarter of 2013, net sales of our products for use in the computer and datacommunications market increased by approximately $5.2 million, or 11.8%, as compared with the same period in the prior year. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $11.1 million, or 18.3%, to $49.3 million for the three months ended March 31, 2013, as compared with the same period in 2012. The decrease was primarily a result of reduced manufacturing capacity and a disruption in sales orders due to the Guangzhou Fire, a decline in orders from a customer that experienced reduced demand in their own business and loss of certain business due to price competitiveness, partially offset by increased demand and program wins with a customer we added in 2012.

Net sales of products ultimately used in the telecommunications market increased by approximately $5.6 million, or 14.4%, for the quarter ended March 31, 2013, as compared with the quarter ended March 31, 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $1.7 million, or 3.6%, to $44.3 million for the three months ended March 31, 2013, as compared with the same period in 2012. The sales decline was primarily a result of reduced demand for certain programs we supply, partially offset by new program wins.

Net sales to the military and aerospace end market increased by $20.1 million, or 173.3%, to $31.6 million for the quarter ended March 31, 2013, as compared with the quarter ended March 31, 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market were essentially flat for the three months ended March 31, 2013, as compared with the same period in 2012. While we believe there are still opportunities to increase our market share in this market, the pro forma flat sales reflect tepid demand from our customers as a result of uncertainty caused by the budget sequester.

Net sales by segment for the three months ended March 31, 2013 and 2012, on i) a historical basis and ii) a pro forma basis as if the DDi Acquisition had been completed on January 1, 2012, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2013	2012	2012
Printed Circuit Boards	$243.8	$215.0	$283.9
Assembly	31.9	49.0	49.0
Eliminations	(2.8)	(1.9)	(1.9)

Total Net Sales	$272.9	$262.1	$331.0

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended March 31, 2013, increased by $28.9 million, or 13.4%, to $243.8 million. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, Printed Circuit Boards segment net sales decreased by approximately $40.0 million, or 14.1%, to $243.8 million for the three months ended March 31, 2013, as compared with the same period in 2012. The decrease was a result of pro forma decreases in net sales in all but our telecommunications end market.

Assembly segment net sales decreased by $17.1 million, or 34.8%, to $31.9 million for the three months ended March 31, 2013, compared with the first quarter of 2012. The decrease was primarily the result of reduced demand in wind power programs in our industrial & instrumentation end market.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2013, was $219.1 million, or 80.3%, of consolidated net sales. This represents a 0.2 percentage point improvement from the 80.5% of consolidated net sales for the first quarter of 2012. Cost of goods sold as a percentage of net sales were positively impacted during the quarter by reduced incentive compensation, staffing reductions at certain of our PCB manufacturing facilities in China during the second half of 2012 and an increase in quick-turn PCB sales which enjoy a higher sales margin, partially offset by manufacturing inefficiencies stemming from the Guangzhou Fire.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs. With anticipated changes in minimum wage laws in China, we expect our labor costs may increase over the next twelve months. During the second half of 2012, we gave notice and began to gradually reduce staffing at certain of our PCB manufacturing facilities in China. Through the end of 2012 we had implemented most of the planned reductions, and we expect the balance of these headcount reductions will be completed over the balance of 2013.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold.

Selling, General and Administrative Costs. Selling, general and administrative costs increased by $6.2 million, or 28.9%, to $27.7 million for the three months ended March 31, 2013, compared to the same period in the prior year. The increase in selling, general and administrative costs is primarily a result of costs associated with manufacturing and administrative sites acquired in the DDi Acquisition, increased non-cash stock compensation expense and costs associated with management meetings during the first quarter of 2013, partially offset by reduced professional fees related to the DDi Acquisition and reduced incentive compensation expense.

Depreciation. Depreciation expense for the three months ended March 31, 2013, was $22.0 million, including $20.9 million related to our Printed Circuit Boards segment and $1.1 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $4.9 million, or 30.4%, compared to the same period last year primarily as a result of fixed assets acquired in the DDi Acquisition and increased investments in new equipment during the past twelve months at legacy Viasystems facilities. Depreciation expense in our Assembly segment increased by approximately $0.1 million primarily as a result of new capital investments over the last twelve months.

Restructuring and Impairment. During the three months ended March 31, 2013, we incurred no restructuring charges as compared to the three months ended March 31, 2012, when we recognized $6.4 million of restructuring charges in our Printed Circuit Boards segment related to the announcement of the closure of our Huizhou, China facility and $0.6 million of restructuring charges in our Assembly segment related to the announcement of the closure of our Qingdao, China facility. The district where our Huizhou facility was located was redeveloped away from industrial use, and we were unable to renew our lease of the facility. The Huizhou facility ceased operations during the third quarter of 2012, and was returned to the landlord in January 2013. Our Qingdao facility had primarily operated as a satellite facility supporting the operations of our E-M Solutions facility in Shanghai, China. In order to achieve operational efficiencies and cost reductions, we consolidated the operations of the Qingdao facility into our other E-M Solutions facilities in China. The Qingdao facility ceased operations and was returned to the landlord during the third quarter of 2012.

At the time we acquired DDi in May 2012, DDi was in the process of building a new PCB manufacturing facility in Anaheim, California with plans to relocate its existing Anaheim operations from a leased facility. We expect the new facility will be completed and the Anaheim operations will transition to the new facility during the second and third quarters of 2013. In connection with the relocation of the Anaheim operations, we expect to incur restructuring costs in our Printed Circuit Boards segment of approximately $1.0 million.

Operating Income. Operating income of $2.6 million for the three months ended March 31, 2013, represents a decrease of $2.6 million compared to operating income of $5.2 million for the three months ended March 31, 2012. The primary sources of operating income (loss) for the three months ended March 31, 2013 and 2012, were as follows:

Source (dollars in millions)	2013	2012
Printed Circuit Boards segment	$3.7	$7.1
Assembly segment	(1.0)	(0.9)
Other	(0.1)	(1.0)

Operating income	$2.6	$5.2

Operating income from our Printed Circuit Boards segment decreased by $3.4 million to $3.7 million for the three months ended March 31, 2013, compared to $7.1 million for the same period in the prior year. The decrease is primarily the result of increased selling, general and administrative and depreciation costs partially offset by decreased restructuring and impairment charges.

Operating loss from our Assembly segment was $1.0 million for the three months ended March 31, 2013, compared to a loss of $0.9 million in the first quarter of 2012. The increase is primarily the result of reduced sales volumes.

The operating loss in the “Other” segment for the three months ended March 31, 2013 and 2012, relate to professional fees and other expenses associated with the DDi Acquisition.

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

We use Adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact future operating cash flows, as follows:

•	Stock Compensation – non-cash charges associated with recognizing the fair value of stock options and other equity awards granted to employees and directors. We exclude these charges to more clearly reflect comparable year-over-year cash operating performance.

•	Costs Relating to Acquisitions and Equity Registrations – professional fees and other non-recurring costs and expenses associated with mergers and acquisition activity as well as costs associated with capital transactions, such as equity registrations. We exclude these costs and expenses because they are not representative of our customary operating expenses.

•	Restructuring and Impairment Charges – which consist primarily of facility closures and other headcount reductions. Historically, a significant amount of these restructuring and impairment charges have been non-cash charges related to the write-down of property, plant and equipment to estimated net realizable value. We exclude these restructuring and impairment charges to more clearly reflect our ongoing operating performance.

Reconciliations of operating income to Adjusted EBITDA for the three months ended March 31, 2013 and 2012, were as follows:

	Three Months Ended March 31,
Source (dollars in millions)	2013	2012
Operating income	$2.6	$5.2
Add-back:
Depreciation and Amortization	23.6	17.4
Non-cash stock compensation expense	3.2	2.5
Costs relating to acquisitions and equity registrations	0.1	1.0
Restructuring and impairment	—	7.0

Adjusted EBITDA	$29.5	$33.1

Adjusted EBITDA decreased by $3.6 million, or 10.7%, primarily as a result of increased selling, general and administrative costs partially offset by lower cost of goods sold relative to net sales levels.

Interest Expense, Net. Interest expense, net of interest income, was $11.2 million for the three month period ended March 31, 2013, compared with $7.4 million for the quarter ended March 31, 2012. On April 30, 2012, we issued $550.0 million in aggregate principal amount of 7.875% senior secured notes due 2019 and on May 30, 2012, we redeemed our $220.0 million in the aggregate principal amount of 12.0% Senior Secured Notes due 2015. The increase in interest expense is primarily due to the incremental interest expense associated with the 2019 Notes compared with the 2015 Notes and interest expense associated with mortgage loans assumed in the DDi Acquisition.

Other Income and Expense. Other expense, net for the three months ended March 31, 2013 and 2012, was $0.7 million and $0.2 million, respectively, and consisted primarily of net foreign currency translation losses, net losses upon the disposal of fixed assets and state franchise taxes.

We are party to contracts and agreements with third parties in which we have agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At March 31, 2013, other non-current liabilities include $11.3 million of accruals for potential claims in connection with such indemnities. We presently expect to reverse approximately $9.0 million of these accruals during the fourth quarter of 2013 upon the lapse of the period during which certain of these claims could be made. The amount of any such reversals will be included in other income in our consolidated statements of operations and comprehensive (loss) income.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. Taxes provided on pre-tax income relate primarily to our profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for certain expenses, including our substantial interest expense. For the three months ended March 31, 2013, our tax provision included net expense of $2.5 million related to our pre-tax earnings and $0.6 million related to other tax matters. For the three months ended March 31, 2012, our tax provision includes net expense of $2.7 million related to pre-tax earnings and a net benefit of $0.5 million related to other tax matters.

Liquidity and Capital Resources

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

Our principal liquidity requirements over the next twelve months will be for i) $21.7 million semi-annual interest payments required in connection with the 2019 Notes, payable in May and November each year ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) debt service requirements in connection with our credit facilities and other debt, including $0.9 million payable upon the maturity of our 2013 Notes and v) costs to relocate our Anaheim, California operations from a leased facility to an owned facility beginning in the second quarter. In addition, the potential for acquisitions of other businesses in the future may require additional debt or equity financing.

Cash Flow

Net cash provided by operating activities for the three months ended March 31, 2013 and 2012, was $29.1 million and $10.3 million, respectively. The increase in net cash from operating activities is primarily due to positive changes in working capital, partially offset by lower net income.

Net cash used in investing activities was $20.0 million for the three months ended March 31, 2013, and primarily related capital expenditures. Net cash used in investing activities was $23.4 million for the three months ended March 31, 2012, and primarily related to capital expenditures of approximately $22.4 million and a $1.1 million deposit paid towards the acquisition of the remaining 15% interest in our Huizhou, China facility. Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards. The spending required to meet our customers’ requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. Total capital expenditures by our Printed Circuit Boards segment for the three months ended March 31, 2013 and 2012, were $19.1 million and $18.9 million, respectively. Given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2013 which related to the repayment of the North America mortgages loans. Net cash used in financing activities was $0.3 million for the three months ended March 31, 2012, which related to financing commitments obtained in connection with the DDi Acquisition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be adversely affected as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2013, there were foreign currency hedge instruments outstanding with a nominal value of approximately 900.0 million Chinese RMB related to our operations in Asia.

Item 4. Controls and Procedures

As of March 31, 2013, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Delphi Litigation.

On May 19, 2011, and in a later amended petition, our subsidiary Viasystems Technologies Corp., LLC (“Viasystems Technologies”) filed a declaratory judgment action in St. Louis County, Missouri against certain Delphi Automotive companies (“Delphi”), asserting that Viasystems Technologies was not obligated under alleged requirements contracts to provide Delphi with product at prices demanded by Delphi, that Delphi had breached its contracts with Viasystems, and asserting that Delphi was disparaging Viasystems Technologies and tortiously interfering with Viasystems Technologies’ contracts. By agreement with Delphi, Viasystems Technologies did not serve Delphi with that petition while the parties attempted to negotiate their differences, and Viasystems Technologies continued to provide Delphi with product under signed spot purchase agreements. Delphi filed a counterclaim asserting that Viasystems Technologies was obligated to continue to provide product to Delphi at the prices set forth in the alleged requirements contracts, and further claiming that Delphi was under economic duress when it signed the spot buy purchase agreements. In addition, Delphi claimed that Viasystems disparaged Delphi. On January 15, 2013, the court summarily dismissed each of Delphi’s and Viasystems’ defamation claims. We believe Delphi’s remaining claims are without merit and intend on prosecuting our position vigorously. We cannot at this time predict an outcome or potential impact on our future financial condition or results of operations.

Item 6. Exhibits

(a) Exhibits

The information required by this item is included in the exhibit index that follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2013.

VIASYSTEMS GROUP, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President & Chief Financial Officer (Principal Financial Officer)

By:	/s/ Christopher R. Isaak
Name:	Christopher R. Isaak
Title:	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
3.1 (1)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.

3.2 (1)	Second Amended and Restated Bylaws of Viasystems Group, Inc.

10.1 (2)	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan Performance Share Units Award Agreement.

10.2 (2)	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan 2013 Leveraged Share Units Award Agreement.

14.1 (2)	Code of Business Conduct and Ethics (as amended April 1, 2013).

31.1 (2)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (2)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (2)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2 (2)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant § 906 of the Sarbanes-Oxley Act of 2002.

101 (3)	The following materials from Viasystems Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): i) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012, ii) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and iv) Notes to Condensed, Consolidated Financial Statements.

(1)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.
(2)	Filed herewith.
(3)	Furnished herewith. Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”