Form 10-Q
period 2013-06-30
VIASYSTEMS GROUP INC
filed 2013-08-07
CIK 1101169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 5, 2013, there were 20,764,110 shares of Viasystems Group, Inc.’s Common Stock outstanding.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,870	$74,816
Accounts receivable, net	186,869	183,148
Inventories	114,371	111,029
Prepaid expenses and other	37,563	38,838

Total current assets	412,673	407,831
Property, plant and equipment, net	422,818	427,968
Goodwill	151,283	151,283
Intangible assets, net	99,486	102,817
Deferred financing costs, net	13,855	15,304
Other assets	913	978

Total assets	$1,101,028	$1,106,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$11,356	$12,250
Accounts payable	176,696	161,890
Accrued and other liabilities	84,288	90,812

Total current liabilities	272,340	264,952
Long-term debt, less current maturities	562,566	563,446
Other non-current liabilities	51,700	45,926

Total liabilities	886,606	874,324

Stockholders’ equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 20,764,110 and 20,624,255 shares issued and outstanding	208	206
Paid-in capital	2,390,712	2,385,522
Accumulated deficit	(2,188,893)	(2,165,069)
Accumulated other comprehensive income	9,791	8,868

Total Viasystems stockholders’ equity	211,818	229,527
Noncontrolling interest	2,604	2,330

Total stockholders’ equity	214,422	231,857

Total liabilities and stockholders’ equity	$1,101,028	$1,106,181

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$285,553	$296,861	$558,493	$558,950
Operating expenses:
Cost of goods sold, exclusive of items shown separately	232,448	235,556	451,506	446,613
Selling, general and administrative	25,001	31,228	52,694	52,720
Depreciation	21,878	18,579	43,836	35,585
Amortization	1,678	802	3,356	1,190
Restructuring and impairment	—	1,958	—	8,945

Operating income	4,548	8,738	7,101	13,897
Other expense (income):
Interest expense, net	11,259	12,144	22,458	19,496
Amortization of deferred financing costs	724	766	1,449	1,270
Loss on early extinguishment of debt	—	24,234	—	24,234
Other, net	941	(710)	1,689	(486)

Loss before income taxes	(8,376)	(27,696)	(18,495)	(30,617)
Income taxes	1,892	5,342	5,055	7,558

Net loss	$(10,268)	$(33,038)	$(23,550)	$(38,175)

Less:
Net income (loss) attributable to noncontrolling interest	$101	$271	$274	$(224)

Net loss attributable to common stockholders	$(10,369)	$(33,309)	$(23,824)	$(37,951)

Basic loss per share	$(0.52)	$(1.67)	$(1.19)	$(1.90)

Diluted loss per share	$(0.52)	$(1.67)	$(1.19)	$(1.90)

Basic weighted average shares outstanding	20,010,029	19,990,628	20,002,467	19,987,521

Diluted weighted average shares outstanding	20,010,029	19,990,628	20,002,467	19,987,521

Comprehensive (loss) income:
Net loss	$(10,268)	$(33,038)	$(23,550)	$(38,175)
Change in fair value of derivatives, net of tax	552	(3,582)	923	(2,591)

Comprehensive loss	(9,716)	(36,620)	(22,627)	(40,766)
Less:
Comprehensive income (loss) attributable to noncontrolling interests	101	271	274	(224)

Comprehensive loss attributable to common stockholders	$(9,817)	$(36,891)	$(22,901)	$(40,542)

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(23,550)	$(38,175)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,192	36,775
Non-cash stock compensation expense	5,804	5,190
Amortization of deferred financing costs	1,449	1,270
Loss on disposition of assets, net	368	608
Deferred income taxes	275	1,824
Non-cash impact of exchange rate changes	(140)	(47)
Loss on early extinguishment of debt	—	24,234
Amortization of original issue discount on 2015 Notes	—	665
Change in assets and liabilities:
Accounts receivable	(3,721)	11,634
Inventories	(3,342)	6,801
Prepaid expenses and other	4,923	(3,625)
Accounts payable	14,806	(8,931)
Accrued and other liabilities	(3,634)	(6,071)

Net cash provided by operating activities	40,430	32,152

Cash flows from investing activities:
Proceeds from disposals of property, plant and equipment	297	102
Capital expenditures	(39,496)	(52,490)
Acquisition of DDi, net of cash acquired	—	(253,464)
Acquisition of remaining interest in Huizhou, China facility	—	(10,106)

Net cash used in investing activities	(39,199)	(315,958)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	10,000	10,000
Repayments of borrowings under mortgages and credit facilities	(10,670)	(10,082)
Repayment of Senior Subordinated Convertible Notes due 2013	(895)	—
Withholding taxes related to stock awards net share settlements	(612)	—
Proceeds from issuance of 7.875% Senior Secured Notes due 2019	—	550,000
Financing and other fees	—	(16,006)
Repayment of 12.0% Senior Subordinated Notes	—	(236,295)

Net cash (used in) provided by financing activities	(2,177)	297,617

Net change in cash and cash equivalents	(946)	13,811
Cash and cash equivalents, beginning of the period	74,816	71,281

Cash and cash equivalents, end of the period	$73,870	$85,092

Supplemental cash flow information:
Interest paid	$22,348	$23,646

Income taxes paid, net	$3,940	$8,680

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. and its subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

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

Actual results may differ from previously estimated amounts, and such differences may be material to the Company’s condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period in which the revision is made. The Company does not consider as material any revisions made to estimates or assumptions during the periods presented in the accompanying condensed consolidated financial statements.

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

The Company is a party to agreements with third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At June 30, 2013 and December 31, 2012, other non-current liabilities include $10,906 and $11,314, respectively, of accruals for potential claims in connection with such indemnities.

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

Earnings or Loss Per Share

The Company computes basic earnings per share by dividing its net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, to the extent they are dilutive, common equivalent shares (consisting primarily of employee stock options, unvested restricted stock awards and unvested performance share units). The potentially dilutive impact of the Company’s share-based compensation is determined using the treasury stock method.

The components used in the computation of basic and diluted loss per share attributable to common stockholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss attributable to common stockholders	$(10,369)	$(33,309)	$(23,824)	$(37,951)

Weighted average number of shares—basic	20,010,029	19,990,628	20,002,467	19,987,521
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock awards	—	—	—	—
Dilutive effect of performance share units	—	—	—	—

Weighted average number of shares—diluted	20,010,029	19,990,628	20,002,467	19,987,521

Basic loss per share	$(0.52)	$(1.67)	$(1.19)	$(1.90)

Diluted loss per share	$(0.52)	$(1.67)	$(1.19)	$(1.90)

For the three and six months ended June 30, 2013, the calculation of diluted weighted average shares outstanding excludes i) the effect of performance share units representing a maximum of 987,147 shares of common stock, ii) options to purchase 1,906,575 shares of common stock, iii) unvested restricted stock awards of 596,287, and iv) convertible debt through the date it was retired (see Note 5), which was convertible into 6,593 shares of common stock. For the three and six months ended June 30, 2012, the calculation of diluted weighted average shares outstanding excludes i) the effect of performance share units representing a maximum of 278,686 shares of common stock, ii) the effect of options to purchase 1,941,221 shares of common stock, iii) unvested restricted stock awards of 617,769 and iv) debt which was convertible into 6,593 shares of common stock.

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

In addition to cash flow hedges, the Company’s financial instruments consist of cash equivalents, accounts receivable, long-term debt and other long-term obligations. For cash equivalents, accounts receivable and other long-term obligations, the carrying amounts approximate fair market value. The estimated fair values of the Company’s debt instruments and cash flow hedges as of June 30, 2013, and December 31, 2012, are as follows:

	June 30, 2013
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$578,188	$550,000	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	13,087	13,234	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	—	—
Cash flow hedges—deferred gain contracts	2,275	2,275	Prepaid expenses and other

	December 31, 2012
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$543,125	$550,000	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	14,128	14,125	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges—deferred gain contracts	1,340	1,340	Prepaid expenses and other

The Company determined the fair value of the Senior Secured Notes due 2019 using Level 1 inputs—quoted market prices for the notes. The Company determined the fair value of the North America Mortgage Loans and Zhongshan 2010 Credit Facility using Level 2 inputs, and estimated the fair value based on discounted future cash flows using a discount rate that approximates the current effective borrowing rate for comparable loans.

Recently Adopted Accounting Pronouncements

On January 1, 2013, the Company adopted a new accounting standard which requires the Company to disclose additional information about financial instruments that have been offset on its balance sheet. Assets and liabilities for financial instruments, such as cash flow hedge contracts, which are covered by master netting agreements are reported net, with gross positive fair values netted with gross negative fair values by counterparty. While the adoption of this standard impacts the Company’s disclosures, it does not change the way the Company accounts for such financial instruments and has no effect on the Company’s financial condition or results of operations. As of June 30, 2013, no financial instruments had been offset on the Company’s balance sheet.

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

Noncontrolling Interest

The Company owns a majority interest in its subsidiary that operates a manufacturing facility in Huiyang, China, and a noncontrolling interest holder owns 5% of this subsidiary. During the first five months of 2012, the Company also owned a majority interest in its subsidiary that operated a manufacturing facility in Huizhou, China, and the same noncontrolling interest holder owned 15% of that subsidiary. In connection with the closure of the Huizhou facility in 2012, the Company purchased the 15% noncontrolling interest which increased the Company’s ownership to 100%. Noncontrolling interest is reported as a component of equity, and net income attributable to the noncontrolling interest is reported as a reduction from net income to arrive at net income attributable to the Company’s common stockholders.

The Company purchases consulting and other services from the noncontrolling interest holder related to the Huiyang facility. During the three and six months ended June 30, 2013, the Company paid the noncontrolling interest holder $29 and $56, respectively, related to these services. During the three and six months ended June 30, 2012, the Company paid the noncontrolling interest holder $29 and $58, respectively, related to these services.

During 2012, the Company leased the Huizhou facility and purchased consulting and other services from the noncontrolling interest holder related to the Huizhou facility. During the three and six months ended June 30, 2012, the Company paid the noncontrolling interest holder $175 and $360 for rental and service fees.

A reconciliation of noncontrolling interest for the six months ended June 30, 2013 and 2012, is as follows:

	2013	2012
Balance, beginning of year	$2,330	$3,665
Net income (loss) attributable to noncontrolling interest	274	(224)
Purchase of noncontrolling interest in Huizhou, China facility	—	(1,157)

Balance, June 30,	$2,604	$2,284

2. The DDi Acquisition

On May 31, 2012, the Company acquired DDi Corp. (“DDi”) in a cash purchase transaction pursuant to which DDi became a wholly owned subsidiary of the Company (the “DDi Acquisition”). The following unaudited pro forma information presents the combined results of operations of Viasystems and DDi for the six months ended June 30, 2012, as if the DDi Acquisition had been completed on January 1, 2012, with adjustments to give effect to pro forma events that are directly attributable to the DDi Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may have resulted from the consolidation of the operations of the companies. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma results of operations:

Six Months Ended June 30,
2012
Net sales	$671,952

Net income	$397

Adjustments to the pro forma net income for the six months ended June 30, 2012 were: i) the exclusion of $17,052 of acquisition-related costs, ii) the exclusion of $454 of net expense related to fair value adjustments to acquisition-date net assets acquired and iii) the exclusion of $21,288 of net expense related to merger financing transactions, including debt extinguishment costs, interest expense and amortization of deferred financing costs.

3. Inventories

The composition of inventories is as follows:

	June 30, 2013	December 31, 2012
Raw materials	$43,325	$42,149
Work in process	33,910	34,136
Finished goods	37,136	34,744

Total	$114,371	$111,029

Inventories are stated at the lower of cost (valued using the first-in, first-out and average cost methods) or market.

4. Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	June 30, 2013	December 31, 2012
Land and buildings	$129,141	$126,142
Machinery, equipment and systems	732,937	718,321
Leasehold improvements	95,194	84,197
Construction in progress	23,260	24,848

	980,532	953,508
Less: Accumulated depreciation	(557,714)	(525,540)

Total	$422,818	$427,968

5. Credit Facilities and Long-term Debt

The composition of long-term debt is as follows:

	June 30, 2013	December 31, 2012
Senior Secured Notes due 2019	$550,000	$550,000
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	13,234	14,125
Zhongshan 2010 Credit Facility	10,000	10,000
Capital leases	688	676
Senior Subordinated Convertible Notes due 2013	—	895

	573,922	575,696
Less: Current maturities	(11,356)	(12,250)

	$562,566	$563,446

As of June 30, 2013, $10,000 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $1,501, and approximately $103,962 of the credit facilities were unused and available.

Senior Subordinated Convertible Notes due 2013

On May 15, 2013, the Company redeemed all of its outstanding Senior Subordinated Convertible Notes due 2013 upon their maturity.

6. Restructuring and Impairment

As of June 30, 2013, the reserve for restructuring charges includes $1,225, $400 and $46 related to a staffing reduction plan in the Company’s Printed Circuit Boards segment which was announced in 2012, the closure of its Huizhou, China PCB facility which ceased operations during 2012 and the integration of the DDi business acquired in May 2012, respectively. The reserve for restructuring activities at June 30, 2013, also includes $1,289 incurred as part of plant shutdowns and downsizings which occurred in 2001 through 2005 as a result of the economic downturn that began in 2000.

The following tables summarize changes in the reserve for restructuring charges for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013
	Reserve at 12/31/12	Net Charges	Cash Payments	Adjustments		Reserve at 6/30/13
Restructuring Activities:
Personnel and severance	$3,758	$—	$(1,584)	$—		$2,174
Lease and other contractual commitments	1,610	—	(848)	24	(a)	786

Total restructuring charges	$5,368	$—	$(2,432)	$24		$2,960

	Six Months Ended June 30, 2012
	Reserve at 12/31/11	Net Charges	Cash Payments	Adjustments		Reserve at 6/30/12
Restructuring Activities:
Personnel and severance	$190	$8,879	$(418)	$—		$8,651
Lease and other contractual commitments	952	66	(110)	29	(a)	937

Total restructuring charges	$1,142	$8,945	$(528)	$29		$9,588

(a)	Represents accretion of interest on discounted restructuring liabilities.

During the six months ended June 30, 2013, the Company incurred no restructuring charges. During the three and six months ended June 30, 2012, the Company recognized $1,952 and $8,382, respectively, of restructuring charges in its Printed Circuit Boards segment and $6 and $563, respectively, of restructuring charges in its Assembly segment. Restructuring charges incurred in the Printed Circuit Boards segment during the three and six months ended June 30, 2012, included $1,753 and $8,183, respectively, related to the closure of its Huizhou, China facility and $199 in both periods related to restructuring activities associated with integrating the DDi business. Restructuring charges incurred in the Assembly segment during the three and six months ended June 30, 2012, related to the closure of the Company’s Qingdao, China facility.

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

The Company recognizes all such derivative contracts as either assets or liabilities on the balance sheet and measures those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate. Accumulated other comprehensive income as of June 30, 2013 and December 31, 2012, included net deferred gains on derivatives of $2,263, (net of taxes of $12) and $1,340 (net of taxes of $0), respectively.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of open derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs (see Note 1). As of June 30, 2013 and December 31, 2012, all of the Company’s derivative contracts were in the form of Chinese RMB foreign exchange forward contracts and cross-currency swaps which were designated and qualified as cash flow hedging instruments. The following table summarizes the Company’s outstanding derivative contracts:

	June 30, 2013	December 31, 2012
Notional amount in thousands of Chinese RMB	900,500	1,200,000
Weighted average remaining maturity in months	3.2	6.1
Weighted average exchange rate to one U.S. Dollar	6.30	6.36

Realized gains or losses from the settlement of foreign exchange forward contracts and cross-currency swap contracts are recognized in earnings in the same period the hedged foreign currency cash flow affects earnings. For the three and six months ended June 30, 2013, gains of $1,186 and $1,845, respectively, were recorded in cost of goods sold related to foreign currency cash flow hedges. For the three and six months ended June 30, 2012, gains of $585 and $1,435, respectively, were recorded in cost of goods sold related to the settlement of foreign currency cash flow hedges.

8. Stock-based Compensation

Stock compensation expense recognized in the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$131	$154	$359	$314
Selling, general and administrative	2,466	2,515	5,445	4,876

	$2,597	$2,669	$5,804	$5,190

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,029,010	$31.84	1,676,812	$36.00
Granted	22,500	13.48	303,462	18.52
Exercised	—	—	—	—
Forfeited	(144,935)	118.40	(39,053)	65.79

Outstanding at June 30,	1,906,575	$25.04	1,941,221	$32.67

Options exercisable at June 30,	1,554,875	$26.67	1,137,297	$41.59

The weighted average fair value of stock options granted during the six months ended June 30, 2013 and 2012, was $5.95 and $9.16, respectively, estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	2013	2012
Expected life of options	4.3 years	4.3 years
Risk free interest rate	0.75% to 0.88%	0.77% to 0.85%
Expected volatility of stock	54.66% to 54.94%	62.12% to 62.75%
Expected dividend yield	None	None

For stock options granted during the six months ended June 30, 2013, the Company estimated the expected volatility of the underlying shares using its historical stock performance. In prior periods, as there was insufficient historical data about the Company’s common stock performance, the Company estimated the expected volatility of the underlying shares based on the blended historical stock volatility of peer companies. The Company estimated the expected life of new option grants using the simplified method.

The following table summarizes information regarding outstanding stock options as of June 30, 2013:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 12.66 to $18.94	438,295	5.66 years	$17.21	177,288	5.33 years	$17.70
$ 20.38 to $21.04	500,362	4.52 years	20.41	415,881	4.49 years	20.40
$ 21.88 to $24.00	899,797	3.75 years	21.89	893,585	3.73 years	21.89
$ 150.99	68,121	2.45 years	150.99	68,121	2.45 years	150.99

	1,906,575	4.34 years	$25.04	1,554,875	4.06 years	$26.67

Restricted Stock Awards

The following table summarizes restricted stock award activity for the six months ended June 30, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested at beginning of year	629,435	$18.40	405,595	$18.05
Granted	203,089	13.50	226,159	19.26
Vested	(226,237)	16.62	(10,406)	18.13
Forfeited	(10,000)	16.74	(3,579)	21.04

Nonvested at June 30,	596,287	$17.44	617,769	$18.48

As of the vesting date, the total fair value of restricted stock awards which vested during the six months ended June 30, 2013, was $2,604.

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

During the six months ended June 30, 2013, the Company granted performance share units with market conditions. The weighted average per share fair value of these grants was $16.57, estimated using the Monte Carlo simulation model.

The following table summarizes performance share unit activity for the six months ended June 30, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested, beginning of year	139,343	$18.42	—	$—
Granted	427,736	16.57	139,343	18.42
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested, at June 30,	567,079	$17.02	139,343	$18.42

9. Income Taxes

The Company’s income tax provision relates to i) taxes provided on its pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. Taxes provided on pre-tax income relate primarily to the Company’s profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, the Company has not recognized income tax benefits in those jurisdictions for these losses.

For the three and six months ended June 30, 2013, the Company’s tax provision includes net expense of $1,402 and $3,927 related to pre-tax earnings, and net expense of $490 and $1,128 related to other tax matters, including reversals of $183 and $212 of uncertain tax positions due to the lapse of the applicable statute of limitations. For the three and six months ended June 30, 2012, the Company’s tax provision included net expense of $6,645 and $8,841, respectively, related to its pre-tax earnings and a net benefit of $1,303 and $1,283, respectively, related to other tax matters.

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

Total assets by segment are as follows:

	June 30, 2013	December 31, 2012
Printed Circuit Boards	$945,920	$955,618
Assembly	93,740	87,280
Other	61,368	63,283

Total assets	$1,101,028	$1,106,181

Net sales and operating income (loss) by segment, together with a reconciliation to loss before income taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales to external customers:
Printed Circuit Boards	$240,739	$240,414	$481,720	$453,485
Assembly	44,814	56,447	76,773	105,465

Total	$285,553	$296,861	$558,493	$558,950

Intersegment sales:
Printed Circuit Boards	$2,625	$2,155	$5,458	$4,032
Assembly	—	—	—	—

Total	$2,625	$2,155	$5,458	$4,032

Operating income (loss):
Printed Circuit Boards	$4,652	$15,080	$8,379	$22,095
Assembly	(73)	1,636	(1,123)	792
Other	(31)	(7,978)	(155)	(8,990)

Total	4,548	8,738	7,101	13,897
Interest expense, net	11,259	12,144	22,458	19,496
Amortization of deferred financing costs	724	766	1,449	1,270
Loss on early extinguishment of debt	—	24,234	—	24,234
Other, net	941	(710)	1,689	(486)

Loss before income taxes	$(8,376)	$(27,696)	$(18,495)	$(30,617)

11. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, by component, for the three and six months ended June 30, 2013 and 2012, were as follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total
Accumulated other comprehensive income at beginning of period	$1,711	$7,528	$9,239	$1,340	$7,528	$8,868
Other comprehensive income, net of tax and before reclassifications	1,738	—	1,738	2,768	—	2,768
Amounts reclassified from accumulated other comprehensive income, net of tax income, net of tax	(1,186)	—	(1,186)	(1,845)	—	(1,845)

Other comprehensive income, net of tax	552	—	552	923	—	923

Accumulated other comprehensive income at June 30,	$2,263	$7,528	$9,791	$2,263	$7,528	$9,791

Other comprehensive income for the three and six months ended June 30, 2013, was net of taxes of $12 and $12, respectively.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total
Accumulated other comprehensive income at beginning of period	$1,518	$7,528	$9,046	$527	$7,528	$8,055
Other comprehensive income, net of tax and before reclassifications	(2,997)	—	(2,997)	(1,156)	—	(1,156)
Amounts reclassified from accumulated other comprehensive income, net of tax income, net of tax	(585)	—	(585)	(1,435)	—	(1,435)

Other comprehensive loss, net of tax	(3,582)	—	(3,582)	(2,591)	—	(2,591)

Accumulated other comprehensive income at end of period June 30,	$(2,064)	$7,528	$5,464	$(2,064)	$7,528	$5,464

Other comprehensive loss for the three and six months ended June 30, 2012, was net of taxes of $511 and $564, respectively.

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

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, global economic conditions, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our substantial indebtedness, risks associated with integration of DDi Corp. and being influenced by our significant stockholders. Please refer to the “Risk Factors” section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2012, for additional factors that could materially affect our financial performance.

Recent Developments

Dissolution of VG Holdings

On June 30, 2013, VG Holdings, LLC, an entity that held approximately 75% of our common stock, completed a mandatory distribution of its ownership of our company to its respective owners, which included affiliates of HM Capital Partners, affiliates of Black Diamond Capital Management, L.L.C. and TCW Share Opportunities Fund III, L.P., and dissolved in accordance with its governing documents. Immediately following the mandatory distribution, affiliates of HM Capital Partners, affiliates of Black Diamond Capital Management, L.L.C. and TCW Shared Opportunities Fund III, L.P. owned approximately 48%, 19% and 8% of our outstanding common stock, respectively. As a result of this transaction, the stockholder agreement by and between us and VG Holdings, LLC was effectively terminated.

Guangzhou Fire

On September 5, 2012, we experienced a fire on the campus of our PCB manufacturing facility in Guangzhou, China which temporarily reduced the facility’s manufacturing capacity (the “Guangzhou Fire”). While we were able to restore some of the lost capacity during the fourth quarter of 2012, it was not until the first quarter of 2013 that all manufacturing processes were restored. In addition, the installation and calibration required to bring new equipment online caused labor inefficiencies and increased scrap rates during the first half of the year. Where possible we shifted production of affected products to our other PCB facilities; however, due to customer qualification requirements, we were not able to shift all affected work orders.

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

On May 31, 2012, we acquired DDi Corp. in an all cash purchase transaction pursuant to which DDi became our wholly owned subsidiary (the “DDi Acquisition”). DDi was a leading manufacturer of technologically advanced, multi-layer printed circuit boards with operations in the United States and Canada. The DDi Acquisition increased our PCB manufacturing capacity by adding seven additional PCB production facilities, added flexible circuit manufacturing capabilities and enhanced our North American quick-turn services capability.

We have fifteen manufacturing facilities, including eight in the United States and seven located outside of the United States, that allow us to take advantage of low cost, high quality manufacturing environments, while serving a broad base of customers around the globe. Our PCB products are produced in our eight domestic facilities, three of our five facilities in China and our one facility in Canada. Our E-M Solutions products and services are provided from our other two facilities in China and our one facility in Mexico. In addition to our manufacturing facilities, in order to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States. We operate our business in two segments: Printed Circuit Boards, which includes our PCB products, and Assembly, which includes our E-M Solutions products and services.

We are a supplier to more than 1,000 original equipment manufacturers (“OEMs”) and contract electronic manufacturers (“CEMs”) in numerous end markets. Our OEM customers include industry leaders such as Agilent Technologies, Inc., Alcatel-Lucent SA, Apple Inc., Autoliv, Inc., BAE Systems, Inc., Robert Bosch GmbH, Broadcom Corporation, Ciena Corporation, Cisco Systems, Inc., Continental AG, Dell Inc., Danahar Corporation, Ericsson AB, General Electric Company, Goodrich Corporation, Harris Communications, Hitachi, Ltd., Huawei Technologies Co. Ltd., Intel Corporation, L-3 Communications Holdings, Inc., Motorola Inc., NetApp, Inc., Phoenix International Corporation, Q-Logic Corporation, Qualcomm Incorporated, Raytheon Company, Rockwell Automation, Inc., Rockwell Collins, Inc., Tellabs, Inc., Tesla Motors, Inc., TRW Automotive Holdings Corp., and Xyratex Ltd. In addition, we have good working relationships with industry-leading CEMs such as Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Foxconn Technology Group, Jabil Circuit, Inc. and Plexus Corp., and we supply PCBs and E-M Solutions products to these customers as well.

Business Overview

As a component manufacturer, our sales trends generally reflect the market conditions in the industries we serve. While we believe the long-term growth prospects for our PCB and E-M Solutions products remain steady, economic uncertainty continues to exist, and our visibility to future demand trends and pricing pressures remains limited.

We expect sales in the automotive end market will improve as we work to optimize our available capacity. In addition, long-term industry demand trends in the automotive electronics market are positive. According to Prismark Partners LLC, a leading PCB industry research firm, the global automotive electronics market is expected to grow at a compound annual growth rate of 6.8% from 2012 to 2017. Market growth in automotive electronics is expected to be driven primarily by growth in worldwide vehicle sales, particularly to customers in emerging markets such as China, increased electronic content per vehicle and increased sales of hybrid and electric vehicles.

In the industrial & instrumentation end market, while we have experienced sales fluctuations with some of our larger customers due to their own particular circumstances, we expect sales trends in this diverse market will follow global economic trends.

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

Results of Operations

Three Months Ended June 30, 2013, Compared with the Three Months Ended June 30, 2012

Net Sales. Net sales for the three months ended June 30, 2013, were $285.6 million, a $11.3 million, or 3.8%, decrease from net sales during the same period in 2012. The decrease was primarily due to reduced demand in the automotive, industrial & instrumentation and computer and datacommunications end markets, partially offset by sales from manufacturing and distribution facilities acquired in the DDi Acquisition. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales decreased by approximately $55.4 million, or 16.2%, for the three months ended June 30, 2013, as compared with the same period in 2012.

Net sales by end market for the three months ended June 30, 2013 and 2012, on i) a historical basis and ii) a pro forma basis as if the DDi Acquisition had been completed on January 1, 2012, were as follows:

	Historical		Pro Forma
End Market (dollars in millions)	2013	2012	2012
Automotive	$85.1	$102.8	$103.4
Industrial & Instrumentation	76.5	82.7	99.6
Telecommunications	48.2	46.3	50.9
Computer and Datacommunications	44.8	47.0	55.9
Military and Aerospace	31.0	18.1	31.2

Total Net Sales	$285.6	$296.9	$341.0

Our net sales of products for end use in the automotive market decreased by approximately $17.6 million, or 17.2%, during the three months ended June 30, 2013, compared with the same period in 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $18.2 million, or 17.6%, to $85.1 million for the three months ended June 30, 2013, as compared with the same period in 2012. The decrease was primarily a result of i) reduced manufacturing capacity for our automotive products due to the Guangzhou Fire and closure of our Huizhou, China facility at the end of 2012, ii) price reductions implemented at the beginning of 2013 on certain automotive programs in light of reductions in some material costs and iii) lower sales orders from certain customers who have been slow to move their business back to us following the Guangzhou Fire.

Net sales of products ultimately used in the industrial & instrumentation market for the three months ended June 30, 2013, decreased by approximately $6.2 million, or 7.5%, compared with the same period in 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $23.0 million, or 23.2%, to $76.5 million for the three months ended June 30, 2013, as compared with the same period in 2012. The decrease in net sales was driven primarily by a decline in sales of wind power related programs as one of our largest customers began manufacturing a portion of the components we supply in-house and a decline in demand from customers that support the semiconductor industry.

Net sales of products ultimately used in the telecommunications market increased by approximately $1.8 million, or 3.9%, for the quarter ended June 30, 2013, as compared with the quarter ended June 30, 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $2.8 million, or 5.5%, to $48.2 million for the three months ended June 30, 2013, as compared with the same period in 2012. The decrease in net sales was primarily a result of decreased demand for certain programs supplied by our Printed Circuit Boards segment and the loss of sales from a program supplied by our Assembly segment that went end-of-life, partially offset by increased demand and new customer and program wins in our Assembly segment.

During the second quarter of 2013, net sales of our products for use in the computer and datacommunications market decreased by approximately $2.2 million, or 4.8%, as compared with the same period in the prior year. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $11.1 million, or 19.9%, to $44.8 million for the three months ended June 30, 2013, as compared with the same period in 2012. The decrease was primarily a result of a decline in orders from customers that experienced reduced demand in their own businesses and a disruption in sales orders due to the Guangzhou Fire, partially offset by a ramp-up of demand from a new customer in our Assembly segment.

Net sales to the military and aerospace end market increased by $12.9 million, or 71.5%, to $31.0 million for the quarter ended June 30, 2013, as compared with the quarter ended June 30, 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market were essentially flat for the three months ended June 30, 2013, as compared with the same period in 2012. While we believe there are still opportunities to increase our market share in this market, the pro forma flat sales reflect tepid demand from our customers as a result of uncertainty caused by the budget sequester.

Net sales by segment for the three months ended June 30, 2013 and 2012, on i) a historical basis and ii) a pro forma basis as if the DDi Acquisition had been completed on January 1, 2012, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2013	2012	2012
Printed Circuit Boards	$243.4	$242.6	$286.7
Assembly	44.9	56.5	56.5
Eliminations	(2.7)	(2.2)	(2.2)

Total Net Sales	$285.6	$296.9	$341.0

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended June 30, 2013, increased by $0.8 million, or 0.3%, to $243.4 million. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, Printed Circuit Boards segment net sales decreased by approximately $43.3 million, or 15.1%, to $243.4 million for the three months ended June 30, 2013, as compared with the same period in 2012. The decrease was a result of pro forma decreases in net sales across all our end markets.

Assembly segment net sales decreased by $11.6 million, or 20.6%, to $44.9 million for the three months ended June 30, 2013, compared with the second quarter of 2012. The decrease was primarily the result of reduced demand in wind power programs in our industrial & instrumentation end market, partially offset by increased sales in our telecommunications and computer and datacommunications end markets.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations and comprehensive (loss) income for the three months ended June 30, 2013, was $232.4 million, or 81.4%, of consolidated net sales. This represents a 2.1 percentage point increase from the 79.3% of consolidated net sales for the second quarter of 2012. Cost of goods sold as a percentage of net sales were negatively impacted during the quarter by i) lower sales volumes, ii) expedited freight costs needed to meet customer requirements in light of automotive PCB manufacturing capacity issues and iii) onetime costs in our Assembly segment to support new product introductions, partially offset by reduced incentive compensation, staffing reductions at certain of our PCB manufacturing facilities in China during the second half of 2012 and an increase in quick-turn PCB sales which enjoy a higher sales margin. In addition, cost of goods sold during the second quarter of 2012 reflected an inventory fair value adjustment of approximately $3.9 million related to the DDi Acquisition, which negatively impacted the ratio of cost of goods sold to net sales in that period.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. For example, we were impacted by minimum wage rate increases in China of as much as 19.2% during the second quarter of 2013 and positive trends in the global commodities markets. Economies of scale can help to offset any adverse trends in these costs. During the second half of 2012, we gave notice and began to gradually reduce staffing at certain of our PCB manufacturing facilities in China. Through the end of 2012 we had implemented most of the planned reductions, and we expect the rest of these headcount reductions will be completed over the balance of 2013.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold.

Selling, General and Administrative Costs. Selling, general and administrative costs decreased by $6.2 million, or 19.9%, to $25.0 million for the three months ended June 30, 2013, compared to the same period in the prior year. The decrease in selling, general and administrative costs is primarily a result of reduced professional fees related to the DDi Acquisition and reduced incentive compensation expense, partially offset by costs associated with manufacturing and administrative sites acquired in the DDi Acquisition.

Depreciation. Depreciation expense for the three months ended June 30, 2013, was $21.9 million, including $20.8 million related to our Printed Circuit Boards segment and $1.1 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $3.3 million, or 19.0%, compared to the same period last year primarily as a result of fixed assets acquired in the DDi Acquisition and increased investments in new equipment during the past twelve months. Depreciation expense in our Assembly segment was unchanged as compared to the same period last year, as our base of depreciable assets remained relatively constant.

Restructuring and Impairment. During the three months ended June 30, 2013, we incurred no restructuring charges as compared to the three months ended June 30, 2012, when we recognized $1.8 million of restructuring charges in our Printed Circuit Boards segment related to the announcement of the closure of our Huizhou, China facility and $0.2 million of restructuring charges in our Assembly segment related to the announcement of the closure of our Qingdao, China facility. The district where our Huizhou facility was located was redeveloped away from industrial use, and we were unable to renew our lease of the facility. The Huizhou facility ceased operations during the third quarter of 2012, and was returned to the landlord in January 2013. Our Qingdao facility had primarily operated as a satellite facility supporting the operations of our E-M Solutions facility in Shanghai, China. In order to achieve operational efficiencies and cost reductions, we consolidated the operations of the Qingdao facility into our other E-M Solutions facilities in China. The Qingdao facility ceased operations and was returned to the landlord during the third quarter of 2012.

At the time we acquired DDi in May 2012, DDi was in the process of building a new PCB manufacturing facility in Anaheim, California with plans to relocate its existing Anaheim operations from a leased facility. We expect the new facility will be completed and the Anaheim operations will transition to the new facility during the second half of 2013. In connection with the relocation of the Anaheim operations, we expect to incur restructuring costs in our Printed Circuit Boards segment of approximately $1.0 million.

Operating Income. Operating income of $4.5 million for the three months ended June 30, 2013, represents a decrease of $4.2 million compared to operating income of $8.7 million for the three months ended June 30, 2012. The primary sources of operating income (loss) for the three months ended June 30, 2013 and 2012, were as follows:

Source (dollars in millions)	2013	2012
Printed Circuit Boards segment	$4.6	$15.1
Assembly segment	(0.1)	1.6
Other	—	(8.0)

Operating income	$4.5	$8.7

Operating income from our Printed Circuit Boards segment decreased by $10.4 million to $4.6 million for the three months ended June 30, 2013, compared to $15.1 million for the same period in the prior year. The decrease is primarily the result of higher costs as a percentage of sales and increased depreciation costs, partially offset by decreased restructuring and impairment charges.

Operating loss from our Assembly segment was $0.1 million for the three months ended June 30, 2013, compared to $1.6 million of operating income in the second quarter of 2012. The decrease is primarily the result of higher cost as a percentage of sales and reduced sales volumes.

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

Reconciliations of operating income to Adjusted EBITDA for the three months ended June 30, 2013 and 2012, were as follows:

	Three Months Ended June 30,
Source (dollars in millions)	2013	2012
Operating income	$4.5	$8.7
Add-back:
Depreciation and Amortization	23.6	19.4
Non-cash stock compensation expense	2.6	2.7
Costs relating to acquisitions and equity registrations	—	11.9
Restructuring and impairment	—	2.0

Adjusted EBITDA	$30.7	$44.7

Adjusted EBITDA decreased by $14.0 million, or 31.3%, primarily as a result of lower sales volume and higher costs as a percentage of sales, partially offset by lower selling, general and administrative costs.

Interest Expense, Net. Interest expense, net of interest income, was $11.3 million for the three months ended June 30, 2013, compared with $12.1 million for the quarter ended June 30, 2012. On April 30, 2012, we issued $550.0 million in aggregate principal amount of 7.875% senior secured notes due 2019, on May 30, 2012, we redeemed our $220.0 million in the aggregate principal amount of 12.0% Senior Secured Notes due 2015 and on May 15, 2013, we redeemed our $0.9 million in the aggregate principal amount of 4.0% Senior Subordinated Convertible Notes due 2013. The decrease in interest expense is primarily due to lower weighted average interest rates on outstanding debt balances during the period as compared to the same period in 2012.

Other Income and Expense. Other expense, net for the three months ended June 30, 2013, was $0.9 million and other income, net for the three months ended June 30, 2012, was $0.7 million, and consisted primarily of net foreign currency translation losses, net losses upon the disposal of fixed assets and state franchise taxes.

We are party to contracts and agreements with third parties in which we have agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At June 30, 2013, other non-current liabilities include $10.9 million of accruals for potential claims in connection with such indemnities. We presently expect to reverse approximately $9.0 million of these accruals during the fourth quarter of 2013 upon the lapse of the period during which certain of these claims could be made. The amount of any such reversals will be included in other income in our consolidated statements of operations and comprehensive (loss) income.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. Taxes provided on pre-tax income relate primarily to our profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for these losses. For the three months ended June 30, 2013, our tax provision included net expense of $1.4 million related to our pre-tax earnings and $0.5 million related to other tax matters. For the three months ended June 30, 2012, our tax provision included net expense of $6.6 million related to our pre-tax earnings, which included a net increase to the valuation allowance for deferred tax assets of $3.7 million; and a net benefit of $1.3 million related to other tax matters, which included a reversal of $1.9 million of uncertain tax positions due to the lapsing of the applicable status of limitation.

Six Months Ended June 30, 2013, Compared with the Six Months Ended June 30, 2012

Net Sales. Net sales for the six months ended June 30, 2013, were $558.5 million, a $0.5 million decrease from net sales during the same period in 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales decreased by approximately $113.5 million, or 16.9%, to $558.5 million for the six months ended June 30, 2013, as compared with the same period in 2012.

Net sales by end market for the six months ended June 30, 2013 and 2012, on i) a historical basis and ii) a pro forma basis as if the DDi Acquisition had been completed on January 1, 2012, were as follows:

	Historical		Pro Forma
End Market (dollars in millions)	2013	2012	2012
Automotive	$164.0	$207.5	$209.3
Industrial & Instrumentation	145.4	145.7	186.6
Computer and Datacommunications	94.1	91.1	116.3
Telecommunications	92.4	85.0	96.9
Military and Aerospace	62.6	29.7	62.9

Total Net Sales	$558.5	$559.0	$672.0

Our net sales of products for end use in the automotive market decreased by approximately $43.4 million, or 20.9%, during the six months ended June 30, 2013, compared with the same period in 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $45.2 million, or 21.6%, to $164.0 million for the six months ended June 30, 2013, as compared with the same period in 2012. The decrease was primarily a result of i) reduced manufacturing capacity due to the Guangzhou Fire and closure of our Huizhou, China facility at the end of 2012, ii) price reductions on certain programs implemented at the beginning of 2013 in light of reductions in some material costs and iii) lower sales orders from certain customers who required requalification of our Guangzhou facility or who were otherwise slow to move their business back to us following the Guangzhou Fire. While we made an effort to lower selling prices in light of reductions in some material costs, we experienced reduced market share on some programs due to price competitiveness.

Net sales of products ultimately used in the industrial & instrumentation market for the six months ended June 30, 2013, remained flat, compared with the same period in 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $41.3 million, or 22.1%, to $145.4 million for the six months ended June 30, 2013, as compared with the same period in 2012. The decrease in net sales was driven primarily by a decline in sales of wind power related programs as one of our largest customers began manufacturing a portion of the components we supply in-house and a decline in demand from customers that support the semiconductor industry.

During the first half of 2013, net sales of our products for use in the computer and datacommunications market increased by approximately $3.0 million, or 3.3%, as compared with the same period in the prior year. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $22.2 million, or 19.1%, to $94.1 million for the six months ended June 30, 2013, as compared with the same period in 2012. The decrease was primarily a result of i) reduced manufacturing capacity, ii) a disruption in sales orders due to the Guangzhou Fire, iii) a decline in orders from a customers that experienced reduced demand in their own businesses and iv) loss of certain business due to price competitiveness, partially offset by program wins and a ramp-up of demand from a new customer in our Assembly segment.

Net sales of products ultimately used in the telecommunications market increased by approximately $7.4 million, or 8.7%, for the six months ended June 30, 2013, as compared with the six months ended June 30, 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $4.5 million, or 4.6%, to $92.4 million for the six months ended June 30, 2013, as compared with the same period in 2012. The sales decline was primarily a result of reduced demand for certain programs we supply through our Printed Circuit Boards segment and the loss of sales from a program supplied through our Assembly segment that went end-of-life, partially offset by increased demand and new customer and program wins in our Assembly segment.

Net sales to the military and aerospace end market increased by $33.0 million, or 111.2%, to $62.6 million for the six months ended June 30, 2013, as compared with the six months ended June 30, 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market were essentially flat for the six months ended June 30, 2013, as compared with the same period in 2012. While we believe there are still opportunities to increase our market share in this market, the pro forma flat sales reflect tepid demand from our customers as a result of uncertainty caused by the budget sequester.

Net sales by segment for the six months ended June 30, 2013 and 2012, on i) a historical basis and ii) a pro forma basis as if the DDi Acquisition had been completed on January 1, 2012, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2013	2012	2012
Printed Circuit Boards	$487.2	$457.5	$570.5
Assembly	76.8	105.5	105.5
Eliminations	(5.5)	(4.0)	(4.0)

Total Net Sales	$558.5	$559.0	$672.0

Printed Circuit Boards segment net sales, including intersegment sales, for the six months ended June 30, 2013, increased by $29.7 million, or 6.5%, to $487.2 million. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, Printed Circuit Boards segment net sales decreased by approximately $83.3 million, or 14.6%, to $487.2 million for the six months ended June 30, 2013, as compared with the same period in 2012. The decrease was a result of pro forma decreases in net sales in all our end markets.

Assembly segment net sales decreased by $28.7 million, or 27.2%, to $76.8 million for the six months ended June 30, 2013, compared with the first half of 2012. The decrease was primarily the result of reduced demand in wind power programs in our industrial & instrumentation end market.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations and comprehensive (loss) income for the six months ended June 30, 2013, was $451.5 million, or 80.8%, of consolidated net sales. This represents a 0.9 percentage point increase from the 79.9% of consolidated net sales for the first half of 2012. Cost of goods sold as a percentage of net sales were negatively impacted during the first half of 2013 by i) manufacturing inefficiencies stemming from the Guangzhou Fire, ii) expedited freight costs needed to meet customer requirements in light of automotive printed circuit board manufacturing capacity issues and iii) onetime costs in our Assembly segment to support new product introductions, partially offset by reduced incentive compensation, staffing reductions at certain of our PCB manufacturing facilities in China during the second half of 2012 and an increase in quick-turn PCB sales which enjoy a higher sales margin. In addition, cost of goods sold during the second quarter of 2012 reflected an inventory fair value adjustment of approximately $3.9 million related to the DDi Acquisition, which negatively impacted the ratio of cost of goods sold to net sales in that period.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. For example, we were impacted by minimum wage rate increases in China of as much as 19.2% during the second quarter of 2013 and positive trends in the global commodities markets. Economies of scale can help to offset any adverse trends in these costs. During the first half of 2012, we gave notice and began to gradually reduce staffing at certain of our PCB manufacturing facilities in China. Through the end of 2012 we had implemented most of the planned reductions, and we expect the rest of these headcount reductions will be completed over the balance of 2013.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold.

Selling, General and Administrative Costs. Selling, general and administrative costs remained flat for the six months ended June 30, 2013, compared to the same period in the prior year. Increases in selling, general and administrative costs due to i) costs associated with manufacturing and administrative sites acquired in the DDi Acquisition, ii) increased non-cash stock compensation expense and iii) costs associated with management meetings during the second quarter of 2013 were offset by i) reduced professional fees related to the DDi Acquisition and ii) reduced incentive compensation expense.

Depreciation. Depreciation expense for the six months ended June 30, 2013, was $43.8 million, including $41.6 million related to our Printed Circuit Boards segment and $2.2 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $8.2 million, or 24.5%, compared to the same period last year primarily as a result of fixed assets acquired in the DDi Acquisition and increased investments in new equipment during the past twelve months. Depreciation expense in our Assembly segment increased by approximately $0.1 million primarily as a result of new capital investments over the last twelve months.

Restructuring and Impairment. During the six months ended June 30, 2013, we incurred no restructuring charges as compared to the six months ended June 30, 2012, when we recognized $8.3 million of restructuring charges in our Printed Circuit Boards segment primarily related to the announcement of the closure of our Huizhou, China facility and $0.6 million of restructuring charges in our Assembly segment related to the announcement of the closure of our Qingdao, China facility. The district where our Huizhou facility was located was redeveloped away from industrial use, and we were unable to renew our lease of the facility. The Huizhou facility ceased operations during the third quarter of 2012, and was returned to the landlord in January 2013. Our Qingdao facility had primarily operated as a satellite facility supporting the operations of our E-M Solutions facility in Shanghai, China. In order to achieve operational efficiencies and cost reductions, we consolidated the operations of the Qingdao facility into our other E-M Solutions facilities in China. The Qingdao facility ceased operations and was returned to the landlord during the third quarter of 2012.

At the time we acquired DDi in May 2012, DDi was in the process of building a new PCB manufacturing facility in Anaheim, California with plans to relocate its existing Anaheim operations from a leased facility. We expect the new facility will be completed and the Anaheim operations will transition to the new facility during the second half of 2013. In connection with the relocation of the Anaheim operations, we expect to incur restructuring costs in our Printed Circuit Boards segment of approximately $1.0 million.

Operating Income. Operating income of $7.1 million for the six months ended June 30, 2013, represents a decrease of $6.8 million compared to operating income of $13.9 million for the six months ended June 30, 2012. The primary sources of operating income (loss) for the six months ended June 30, 2013 and 2012, were as follows:

Source (dollars in millions)	2013	2012
Printed Circuit Boards segment	$8.4	$22.1
Assembly segment	(1.1)	0.8
Other	(0.2)	(9.0)

Operating income	$7.1	$13.9

Operating income from our Printed Circuit Boards segment decreased by $13.7 million to $8.4 million for the six months ended June 30, 2013, compared to $22.1 million for the same period in the prior year. The decrease is primarily the result of higher costs as a percentage of sales stemming from manufacturing inefficiencies caused by the Guangzhou Fire and increased depreciation costs partially offset by decreased restructuring and impairment charges.

Operating loss from our Assembly segment was $1.1 million for the six months ended June 30, 2013, compared to operating income of $0.8 million in the second half of 2012. The decrease is primarily the result of reduced sales volumes.

The $9.0 million operating loss in the “Other” segment for the six months ended June 30, 2012, relates to professional fees and other expenses associated with the DDi Acquisition.

Adjusted EBITDA. Reconciliations of operating income to Adjusted EBITDA for the six months ended June 30, 2013 and 2012, were as follows:

	Six Months Ended June 30,
Source (dollars in millions)	2013	2012
Operating income	$7.1	$13.9
Add-back:
Depreciation and Amortization	47.2	36.8
Non-cash stock compensation expense	5.8	5.2
Costs relating to acquisitions and equity registrations	0.2	12.9
Restructuring and impairment	—	8.9

Adjusted EBITDA	$60.3	$77.7

Adjusted EBITDA decreased by $17.5 million, or 22.5%, primarily as a result of higher cost of goods sold relative to net sales levels.

Interest Expense, Net. Interest expense, net of interest income, was $22.5 million for the six month period ended June 30, 2013, compared with $19.5 million for the first half of 2012. On April 30, 2012, we issued $550.0 million in aggregate principal amount of 7.875% senior secured notes due 2019, on May 30, 2012, we redeemed our $220.0 million in the aggregate principal amount of 12.0% Senior Secured Notes due 2015 and on May 15, 2013, we redeemed our $0.9 million in the aggregate principal amount of 4.0% Senior Subordinated Notes due 2013. The increase in interest expense is primarily due to the incremental interest expense associated with the 2019 Notes compared with the 2015 Notes and interest expense associated with mortgage loans assumed in the DDi Acquisition.

Other Income and Expense. Other expense, net for the six months ended June 30, 2013 was $1.7 million and other income, net for the six months ended June 30, 2012, was $0.5 million, and consisted primarily of net foreign currency translation losses, net losses upon the disposal of fixed assets and state franchise taxes.

We are party to contracts and agreements with third parties in which we have agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At June 30, 2013, other non-current liabilities include $10.9 million of accruals for potential claims in connection with such indemnities. We presently expect to reverse approximately $9.0 million of these accruals during the fourth quarter of 2013 upon the lapse of the period during which certain of these claims could be made. The amount of any such reversals will be included in other income in our consolidated statements of operations and comprehensive (loss) income.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. Taxes provided on pre-tax income relate primarily to our profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for these losses. For the six months ended June 30, 2013, our tax provision included net expense of $3.9 million related to our pre-tax earnings and $1.1 million related to other tax matters. For the six months ended June 30, 2012, our tax provision included net expense of $8.8 million related to our pre-tax earnings, which included a net increase to the valuation allowance for deferred tax assets of $3.7 million; and a net benefit of $1.3 million related to other tax matters, which included a reversal of $2.7 million of uncertain tax positions due to the lapsing of the applicable status of limitation.

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

Our principal liquidity requirements over the next twelve months will be for i) $21.7 million semi-annual interest payments required in connection with the 2019 Notes, payable in May and November each year, ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) debt service requirements in connection with our credit facilities and other debt and v) costs to relocate our Anaheim, California operations from a leased facility to an owned facility during the second half of 2013. In addition, the potential for acquisitions of other businesses in the future may require additional debt or equity financing.

Cash Flow

Net cash provided by operating activities for the six months ended June 30, 2013 and 2012, was $40.4 million and $32.2 million, respectively. The increase in net cash from operating activities is primarily due to favorable changes in working capital.

Net cash used in investing activities was $39.2 million for the six months ended June 30, 2013, and primarily related to capital expenditures. Net cash used in investing activities was $316.0 million for the six months ended June 30, 2012, and primarily related to our $282.0 million acquisition of DDi Corp, net of $28.5 million of cash acquired in the DDi Acquisition, our $10.1 million acquisition of the remaining 15% interest in our subsidiary that operated our Huizhou, China facility and capital expenditures of approximately $52.5 million. We expect our capital expenditures for 2013 will be in the range of $110 million to $120 million; however, given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions. Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards. The spending required to meet our customers’ requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. Total capital expenditures by our Printed Circuit Boards segment for the six months ended June 30, 2013 and 2012, were $37.1 million and $47.5 million, respectively.

Net cash used in financing activities was $2.2 million for the six months ended June 30, 2013 and related to i) the redemption of our $0.9 million in the aggregate principal amount of 4.0% Senior Subordinated Notes due 2013, ii) scheduled principal payments of the North America mortgages loans, and iii) tax withholding payments related to net share settlements of stock awards. Net cash provided by financing activities was $297.6 million for the six months ended June 30, 2012, which related to the issuance of our $550.0 million 2019 Notes partially offset by i) $16.0 million of related debt issuance costs, ii) the payment of $236.3 million to redeem our 2015 Notes and iii) net repayments of $0.1 million on credit facilities and mortgage debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be adversely affected as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2013, there were foreign currency hedge instruments outstanding with a nominal value of approximately 900.0 million Chinese RMB related to our operations in Asia.

Item 4. Controls and Procedures

As of June 30, 2013, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Delphi Litigation.

On May 19, 2011, and in a later amended petition, our subsidiary Viasystems Technologies Corp., LLC (“Viasystems Technologies”) filed a declaratory judgment action in St. Louis County, Missouri against certain Delphi Automotive companies (“Delphi”), asserting that Viasystems Technologies was not obligated under alleged requirements contracts to provide Delphi with product at prices demanded by Delphi, that Delphi had breached its contracts with Viasystems, and that Delphi was disparaging Viasystems Technologies and tortiously interfering with Viasystems Technologies’ contracts. By agreement with Delphi, Viasystems Technologies did not serve Delphi with that petition while the parties attempted to negotiate their differences, and Viasystems Technologies continued to provide Delphi with product under signed spot purchase agreements. Delphi filed a counterclaim asserting that Viasystems Technologies was obligated to continue to provide product to Delphi at the prices set forth in the alleged requirements contracts, and further claiming that Delphi was under economic duress when it signed the spot buy purchase agreements. In addition, Delphi claimed that Viasystems disparaged Delphi. On January 15, 2013, the court summarily dismissed each of Delphi’s and Viasystems’ defamation claims. We believe Delphi’s remaining claims are without merit and intend on prosecuting our position vigorously. We cannot at this time predict an outcome or potential impact on our future financial condition or results of operations.

Item 1A. Risk Factors

In addition to the risk factors set forth below, please see the risk factors set forth in Part 1, Item 1A “Risk Factors” in our 2012 Annual Report on Form 10-K.

Risks Related to Our Capital Structure

We are influenced by our significant stockholders, whose interests may be different than our other stockholders.

As of June 30, 2013, affiliates of HM Capital Partners and affiliates of Black Diamond Capital Management, L.L.C. owned approximately 48% and 19% of our outstanding common stock, respectively. Accordingly, these entities, together or with other partners, may effectively control the election of a majority of our board of directors and the approval or disapproval of certain other matters requiring stockholder approval and, as a result, have significant influence over the direction of our management and policies. The interests of any large stockholder or controlling group may not be the same as the interests of our other stockholders. In addition, owners of these entities are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or otherwise have business objectives that are not aligned with our business objectives.

Item 6. Exhibits

(a) Exhibits

The information required by this item is included in the exhibit index that follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2013.

VIASYSTEMS GROUP, INC.

By:	/s/ David M. Sindelar

Name:	David M. Sindelar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax

Name:	Gerald G. Sax
Title:	Senior Vice President & Chief Financial Officer (Principal Financial Officer)

By:	/s/ Christopher R. Isaak

Name:	Christopher R. Isaak
Title:	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description

3.1	(1)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.

3.2	(1)	Second Amended and Restated Bylaws of Viasystems Group, Inc.

31.1	(2)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(2)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(2)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant § 906 of the Sarbanes-Oxley Act of 2002.

101	(3)	The following materials from Viasystems Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): i) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2013 and 2012, ii) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and iv) Notes to Condensed, Consolidated Financial Statements.

(1)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.
(2)	Filed herewith.
(3)	Furnished herewith. Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”