Form 10-Q
period 2013-09-30
VIASYSTEMS GROUP INC
filed 2013-11-06
CIK 1101169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 1, 2013, there were 20,760,775 shares of Viasystems Group, Inc.’s Common Stock outstanding.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

		PAGE
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Viasystems Group, Inc. and Subsidiaries

	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	2

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2013 and 2012	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	32

Item 6.	Exhibits	32

SIGNATURES		33

EXHIBIT INDEX		34

CERTIFICATIONS		35

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,671	$74,816
Accounts receivable, net	204,646	183,148
Inventories	120,655	111,029
Prepaid expenses and other	43,590	38,838

Total current assets	430,562	407,831
Property, plant and equipment, net	426,480	427,968
Goodwill	151,283	151,283
Intangible assets, net	97,840	102,817
Deferred financing costs, net	13,130	15,304
Other assets	943	978

Total assets	$1,120,238	$1,106,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$11,385	$12,250
Accounts payable	187,177	161,890
Accrued and other liabilities	99,757	90,812

Total current liabilities	298,319	264,952
Long-term debt, less current maturities	562,030	563,446
Other non-current liabilities	52,474	45,926

Total liabilities	912,823	874,324

Stockholders’ equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 20,760,775 and 20,624,255 shares issued and outstanding	208	206
Paid-in capital	2,393,092	2,385,522
Accumulated deficit	(2,198,046)	(2,165,069)
Accumulated other comprehensive income	9,436	8,868

Total Viasystems stockholders’ equity	204,690	229,527
Noncontrolling interest	2,725	2,330

Total stockholders’ equity	207,415	231,857

Total liabilities and stockholders’ equity	$1,120,238	$1,106,181

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$309,172	$327,352	$867,665	$886,302
Operating expenses:
Cost of goods sold, exclusive of items shown separately	253,737	261,953	705,243	708,566
Selling, general and administrative	25,192	27,635	77,886	80,355
Depreciation	21,857	22,246	65,693	57,831
Amortization	1,680	1,679	5,036	2,869
Restructuring and impairment	347	9,480	347	18,425

Operating income	6,359	4,359	13,460	18,256
Other expense (income):
Interest expense, net	11,159	11,257	33,617	30,753
Amortization of deferred financing costs	725	730	2,174	2,000
Loss on early extinguishment of debt	—	—	—	24,234
Other, net	975	(272)	2,664	(758)

Loss before income taxes	(6,500)	(7,356)	(24,995)	(37,973)
Income taxes	2,532	2,189	7,587	9,747

Net loss	$(9,032)	$(9,545)	$(32,582)	$(47,720)

Less:
Net income (loss) attributable to noncontrolling interest	$121	$243	$395	$19

Net loss attributable to common stockholders	$(9,153)	$(9,788)	$(32,977)	$(47,739)

Basic loss per share	$(0.45)	$(0.49)	$(1.64)	$(2.39)

Diluted loss per share	$(0.45)	$(0.49)	$(1.64)	$(2.39)

Basic weighted average shares outstanding	20,171,083	19,994,820	20,059,290	19,989,972

Diluted weighted average shares outstanding	20,171,083	19,994,820	20,059,290	19,989,972

Comprehensive (loss) income:
Net loss	$(9,032)	$(9,545)	$(32,582)	$(47,720)
Change in fair value of derivatives, net of tax	(355)	1,413	568	(1,178)

Comprehensive loss Less:	(9,387)	(8,132)	(32,014)	(48,898)
Comprehensive income (loss) attributable to noncontrolling interests	121	243	395	19

Comprehensive loss attributable to common stockholders	$(9,508)	$(8,375)	$(32,409)	$(48,917)

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(32,582)	$(47,720)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,729	60,700
Non-cash stock compensation expense	8,235	7,890
Amortization of deferred financing costs	2,174	2,000
Loss on disposition of assets, net	279	499
Deferred income taxes	(171)	797
Non-cash impact of exchange rate changes	(16)	134
Impairment of property, plant and equipment	—	1,315
Loss on early extinguishment of debt	—	24,234
Amortization of original issue discount on 2015 Notes	—	665
Change in assets and liabilities:
Accounts receivable	(21,498)	19,808
Inventories	(9,626)	23,960
Prepaid expenses and other	(932)	4,732
Accounts payable	25,287	(28,180)
Accrued and other liabilities	12,410	(147)

Net cash provided by operating activities	54,289	70,687

Cash flows from investing activities:
Proceeds from disposals of property, plant and equipment	550	390
Capital expenditures	(65,179)	(81,497)
Acquisition of DDi, net of cash acquired	—	(253,464)
Acquisition of remaining interest in Huizhou, China facility	—	(10,106)

Net cash used in investing activities	(64,629)	(344,677)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	10,000	10,000
Repayments of borrowings under mortgages and credit facilities	(11,247)	(10,396)
Repayment of Senior Subordinated Convertible Notes due 2013	(895)	—
Withholding taxes related to stock awards net share settlements	(663)	—
Proceeds from issuance of 7.875% Senior Secured Notes due 2019	—	550,000
Financing and other fees	—	(16,213)
Repayment of 12.0% Senior Subordinated Notes	—	(236,295)

Net cash (used in) provided by financing activities	(2,805)	297,096

Net change in cash and cash equivalents	(13,145)	23,106
Cash and cash equivalents, beginning of the period	74,816	71,281

Cash and cash equivalents, end of the period	$61,671	$94,387

Supplemental cash flow information:
Interest paid	$22,783	$24,078

Income taxes paid, net	$5,454	$11,341

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. and its subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

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

The Company is a party to agreements with third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At September 30, 2013 and December 31, 2012, other non-current liabilities include $10,905 and $11,314, respectively, of accruals for potential claims in connection with such indemnities.

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

The components used in the computation of basic and diluted loss per share attributable to common stockholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss attributable to common stockholders	$(9,153)	$(9,788)	$(32,977)	$(47,739)

Weighted average number of shares—basic	20,171,083	19,994,820	20,059,290	19,989,972
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock awards	—	—	—	—
Dilutive effect of performance share units	—	—	—	—

Weighted average number of shares—diluted	20,171,083	19,994,820	20,059,290	19,989,972

Basic loss per share	$(0.45)	$(0.49)	$(1.64)	$(2.39)

Diluted loss per share	$(0.45)	$(0.49)	$(1.64)	$(2.39)

For the three and nine months ended September 30, 2013, the calculation of diluted weighted average shares outstanding excludes i) the effect of performance share units representing a maximum of 987,147 shares of common stock, ii) options to purchase 1,900,455 shares of common stock, iii) unvested restricted stock awards of 586,287, and iv) convertible debt through the date it was retired (see Note 5), which was convertible into 6,593 shares of common stock. For the three and nine months ended September 30, 2012, the calculation of diluted weighted average shares outstanding excludes i) the effect of performance share units representing a maximum of 278,686 shares of common stock, ii) the effect of options to purchase 2,039,176 shares of common stock, iii) unvested restricted stock awards of 631,935 and iv) debt which was convertible into 6,593 shares of common stock.

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

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach (see Note 7). As quoted prices in active markets are not available for identical contracts, Level 2 inputs are used to determine fair value. These inputs include quotes for similar but not identical derivative contracts, market interest rates that are corroborated with publicly available market information and third party credit ratings for the counterparties to our derivative contracts. When applicable, all such contracts covered by master netting agreements are reported net, with gross positive fair values netted with gross negative fair values by counterparty.

In addition to cash flow hedges, the Company’s financial instruments consist of cash equivalents, accounts receivable, long-term debt and other long-term obligations. For cash equivalents, accounts receivable and other long-term obligations, the carrying amounts approximate fair market value. The estimated fair values of the Company’s debt instruments and cash flow hedges as of September 30, 2013, and December 31, 2012, are as follows:

	September 30, 2013
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$583,000	$550,000	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	12,344	12,724	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	—	—
Cash flow hedges – current deferred gain contracts	1,999	1,999	Prepaid expenses and other
Cash flow hedges – current deferred loss contracts	(41)	(41)	Prepaid expenses and other
Cash flow hedges – long-term deferred gain contracts	72	72	Other assets

	December 31, 2012
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$543,125	$550,000	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	14,128	14,125	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities
Cash flow hedges – current deferred gain contracts	1,340	1,340	Prepaid expenses and other
Cash flow hedges – current deferred loss contracts	—	—
Cash flow hedges – long-term deferred gain contracts	—	—

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

The Company purchases consulting and other services from the noncontrolling interest holder related to the Huiyang facility. During the three and nine months ended September 30, 2013, the Company paid the noncontrolling interest holder $29 and $85, respectively, related to these services. During the three and nine months ended September 30, 2012, the Company paid the noncontrolling interest holder $29 and $87, respectively, related to these services.

During 2012, the Company leased the Huizhou facility and purchased consulting and other services from the noncontrolling interest holder related to the Huizhou facility. During the three and nine months ended September 30, 2012, the Company paid the noncontrolling interest holder $186 and $546 for rental and service fees.

A reconciliation of noncontrolling interest for the nine months ended September 30, 2013 and 2012, is as follows:

	2013	2012
Balance, beginning of year	$2,330	$3,665
Net income attributable to noncontrolling interest	395	19
Purchase of noncontrolling interest in Huizhou, China facility	—	(1,157)

Balance, September 30,	$2,725	$2,527

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

Recently issued Accounting Pronouncements

In July 2013, the FASB issued a new accounting standard to provide guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward exists. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward if the settlement of such liability is required or expected in the event the uncertain tax position is disallowed. This standard will be applicable for the Company beginning in 2014, and the Company is evaluating the potential impact that the adoption of this standard will have on its consolidated financial statements.

2. The DDi Acquisition

On May 31, 2012, the Company acquired DDi Corp. (“DDi”) in a cash purchase transaction pursuant to which DDi became a wholly owned subsidiary of the Company (the “DDi Acquisition”). The following unaudited pro forma information presents the combined results of operations of Viasystems and DDi for the nine months ended September 30, 2012, as if the DDi Acquisition had been completed on January 1, 2012, with adjustments to give effect to pro forma events that are directly attributable to the DDi Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may have resulted from the consolidation of the operations of the companies. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma results of operations:

Nine Months Ended September 30,
2012
Net sales	$999,304

Net loss	$(8,923)

Adjustments to the pro forma net loss for the nine months ended September 30, 2012 were: i) the exclusion of $17,277 of acquisition-related costs, ii) the inclusion of $454 of net expense related to fair value adjustments to acquisition-date net assets acquired and iii) the exclusion of $21,288 of net expense related to merger financing transactions, including debt extinguishment costs, interest expense and amortization of deferred financing costs.

3. Inventories

The composition of inventories is as follows:

	September 30, 2013	December 31, 2012
Raw materials	$44,840	$42,149
Work in process	36,177	34,136
Finished goods	39,638	34,744

Total	$120,655	$111,029

Inventories are stated at the lower of cost (valued using the first-in, first-out and average cost methods) or market.

4. Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	September 30, 2013	December 31, 2012
Land and buildings	$142,531	$126,142
Machinery, equipment and systems	747,465	718,321
Leasehold improvements	86,533	84,197
Construction in progress	27,813	24,848

	1,004,342	953,508
Less: Accumulated depreciation	(577,862)	(525,540)

Total	$426,480	$427,968

5. Credit Facilities and Long-term Debt

The composition of long-term debt is as follows:

	September 30, 2013	December 31, 2012
Senior Secured Notes due 2019	$550,000	$550,000
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	12,724	14,125
Zhongshan 2010 Credit Facility	10,000	10,000
Capital leases	691	676
Senior Subordinated Convertible Notes due 2013	—	895

	573,415	575,696
Less: Current maturities	(11,385)	(12,250)

	$562,030	$563,446

As of September 30, 2013, $10,000 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $1,501, and approximately $104,162 of the credit facilities were unused and available.

Senior Subordinated Convertible Notes due 2013

On May 15, 2013, the Company redeemed all of its outstanding Senior Subordinated Convertible Notes due 2013 upon their maturity.

6. Restructuring and Impairment

As of September 30, 2013, the reserve for restructuring charges included $1,224, $297 and $1,290 related to i) a staffing reduction plan in the Company’s Printed Circuit Boards segment which was announced in 2012, ii) the closure of its Huizhou, China PCB facility which ceased operations during 2012 and iii) plant shutdowns and downsizings which occurred in 2001 through 2005 as a result of the economic downturn that began in 2000.

The following tables summarize changes in the reserve for restructuring charges for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013
	Reserve at 12/31/12	Net Charges	Cash Payments	Adjustments		Reserve at 9/30/13
Restructuring Activities:
Personnel and severance	$3,758	$(420)	$(1,727)	$—		$1,611
Lease and other contractual commitments	1,610	767	(1,212)	35	(a)	1,200

Total restructuring charges	$5,368	$347	$(2,939)	$35		$2,811

	Nine Months Ended September 30, 2012
	Reserve at 12/31/11	Net Charges	Cash Payments	Adjustments		Reserve at 9/30/12
Restructuring Activities:
Personnel and severance	$190	$15,480	$(7,982)	$—		$7,688
Lease and other contractual commitments	952	693	(400)	43	(a)	1,288
Asset impairment	—	2,252	—	(2,252)		—

Total restructuring charges	$1,142	$18,425	$(8,382)	$(2,209)		$8,976

(a)	Represents accretion of interest on discounted restructuring liabilities.

During the three and nine months ended September 30, 2013, the Company incurred net restructuring charges of $347 in its Printed Circuit Boards segment which related to i) $338 of lease and moving costs for the relocation of its Anaheim, California facility, ii) $327 of moving costs related to the closure of the Company’s Huizhou, China facility and iii) $102 of costs related to fire damage at the Company’s Guangzhou, China PCB factory in 2012, partially offset by the reversal of $420 of accrued severance costs associated with the closure the Huizhou facility.

During the three and nine months ended September 30, 2012, the Company recognized $9,422 and $17,804, respectively, of restructuring charges in its Printed Circuit Boards segment and $58 and $621, respectively, of restructuring charges in its Assembly segment. Restructuring charges incurred in the Printed Circuit Boards segment during the three and nine months ended September 30, 2012, included i) $1,992 and $10,150, respectively, related to the closure of its Huizhou, China facility, ii) $544 and $768, respectively, associated with integrating the newly acquired DDi business, iii) $5,949 in both the three and nine month periods related to general cost savings and iv) a $937 impairment charge in both the three and nine month periods related to inventory damaged in a fire at its Guangzhou, China PCB facility. Restructuring and impairment charges incurred in the Assembly segment during the three and nine months ended September 30, 2012, related to general cost savings which primarily included the closure of the Company’s Qingdao, China facility.

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

The Company recognizes all such derivative contracts as either assets or liabilities on the balance sheet and measures those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate. Accumulated other comprehensive income as of September 30, 2013 and December 31, 2012, included net deferred gains on derivatives of $1,908 (net of taxes of $122) and $1,340 (net of taxes of $0), respectively.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of open derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs (see Note 1). As of September 30, 2013 and December 31, 2012, all of the Company’s derivative contracts were in the form of Chinese RMB foreign exchange forward contracts and cross-currency swaps which were designated and qualified as cash flow hedging instruments. The following table summarizes the Company’s outstanding derivative contracts:

	September 30, 2013	December 31, 2012
Notional amount in thousands of Chinese RMB	930,476	1,200,000
Weighted average remaining maturity in months	5.7	6.1
Weighted average exchange rate to one U.S. Dollar	6.24	6.36

Realized gains or losses from the settlement of foreign exchange forward contracts and cross-currency swap contracts are recognized in earnings in the same period the hedged foreign currency cash flow affects earnings. For the three and nine months ended September 30, 2013, gains of $1,706 and $3,551, respectively, were recorded in cost of goods sold related to foreign currency cash flow hedges. For the three and nine months ended September 30, 2012, gains of $47 and $1,482, respectively, were recorded in cost of goods sold related to the settlement of foreign currency cash flow hedges.

8. Stock-based Compensation

Stock compensation expense recognized in the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of goods sold	$171	$170	$531	$485
Selling, general and administrative	2,259	2,530	7,704	7,405

	$2,430	$2,700	$8,235	$7,890

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,029,010	$31.84	1,676,812	$36.00
Granted	22,500	13.47	403,962	17.72
Exercised	—	—	—	—
Forfeited	(151,055)	114.49	(41,598)	63.60

Outstanding at September 30,	1,900,455	$25.05	2,039,176	$31.81

Options exercisable at September 30,	1,652,110	$26.15	1,263,155	$39.54

The weighted average fair value of stock options granted during the nine months ended September 30, 2013 and 2012, was $5.95 and $8.87, respectively, estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

	2013	2012
Expected life of options	4.3 years	4.3 years
Risk free interest rate	0.75% to 0.88%	0.71% to 0.85%
Expected volatility of stock	54.66% to 54.94%	62.12% to 67.05%
Expected dividend yield	None	None

For stock options granted during the nine months ended September 30, 2013, the Company estimated the expected volatility of the underlying shares using its historical stock performance. In prior periods, as there was insufficient historical data about the Company’s common stock performance, the Company estimated the expected volatility of the underlying shares based on the blended historical stock volatility of peer companies. The Company estimated the expected life of new option grants using the simplified method.

The following table summarizes information regarding outstanding stock options as of September 30, 2013:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 12.66 to $18.94	438,295	5.41 years	$17.21	239,038	5.23 years	$17.40
$ 20.38 to $21.04	499,863	4.27 years	20.41	455,863	4.26 years	20.40
$ 21.88 to $24.00	894,176	3.52 years	21.89	889,088	3.51 years	21.89
$ 150.99	68,121	2.20 years	150.99	68,121	2.20 years	150.99

	1,900,455	4.10 years	$25.05	1,652,110	3.91 years	$26.15

Restricted Stock Awards

The following table summarizes restricted stock award activity for the nine months ended September 30, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested at beginning of year	629,435	$18.40	405,595	$18.05
Granted	203,089	13.50	240,825	19.02
Vested	(236,237)	16.53	(10,406)	18.13
Forfeited	(10,000)	16.74	(4,079)	20.72

Nonvested at September 30,	586,287	$17.49	631,935	$18.40

As of the vesting date, the total fair value of restricted stock awards which vested during the nine months ended September 30, 2013, was $2,754.

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

During the nine months ended September 30, 2013, the Company granted performance share units with market conditions. The weighted average per share fair value of these grants was $16.57, estimated using the Monte Carlo simulation model.

The following table summarizes performance share unit activity for the nine months ended September 30, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested, beginning of year	139,343	$18.42	—	$—
Granted	427,736	16.57	139,343	18.42
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested, at September 30,	567,079	$17.02	139,343	$18.42

9. Income Taxes

The Company’s income tax provision relates to i) taxes provided on its pre-tax earnings based on the estimated annual effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. Taxes provided on pre-tax income relate primarily to the Company’s profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, the Company has not recognized income tax benefits in those jurisdictions for these losses.

For the three and nine months ended September 30, 2013, the Company’s tax provision includes net expense of $2,006 and $5,933 related to pre-tax earnings, and net expense of $526 and $1,654 related to other tax matters, including reversals of $113 and $325 of uncertain tax positions due to the lapse of the applicable statute of limitations. For the three and nine months ended September 30, 2012, the Company’s tax provision included net expense of $1,534 and $10,375, respectively, related to its pre-tax earnings and a net expense (benefit) of $655 and $(628), respectively, related to other tax matters. As a result of impacts to profitability from the DDi Acquisition and the redemption of the 2015 Notes, the Company changed its judgment of the expected realization of tax loss carryforwards, and for the nine months ended September 30, 2012, the portion of the tax provision related to pre-tax earnings included an increase to the valuation allowance for deferred tax assets of $3,700. For the nine months ended September 30, 2012, the portion of the tax provision related to other tax matters included reversals of $2,666 of uncertain tax positions due to lapsing of the applicable statute of limitations.

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

Total assets by segment are as follows:

	September 30, 2013	December 31, 2012
Printed Circuit Boards	$966,564	$955,618
Assembly	101,775	87,280
Other	51,899	63,283

Total assets	$1,120,238	$1,106,181

Net sales and operating income (loss) by segment, together with a reconciliation to loss before income taxes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales to external customers:
Printed Circuit Boards	$256,808	$269,497	$738,528	$722,982
Assembly	52,364	57,855	129,137	163,320

Total	$309,172	$327,352	$867,665	$886,302

Intersegment sales:
Printed Circuit Boards	$3,202	$1,758	$8,660	$5,790
Assembly	—	—	—	—

Total	$3,202	$1,758	$8,660	$5,790

Operating income (loss):
Printed Circuit Boards	$5,727	$2,969	$14,106	$25,064
Assembly	825	1,615	(298)	2,407
Other	(193)	(225)	(348)	(9,215)

Total	6,359	4,359	13,460	18,256
Interest expense, net	11,159	11,257	33,617	30,753
Amortization of deferred financing costs	725	730	2,174	2,000
Loss on early extinguishment of debt	—	—	—	24,234
Other, net	975	(272)	2,664	(758)

Loss before income taxes	$(6,500)	$(7,356)	$(24,995)	$(37,973)

11. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, by component, for the three and nine months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total
Accumulated other comprehensive income at beginning of period	$2,263	$7,528	$9,791	$1,340	$7,528	$8,868

Other comprehensive income, net of tax and before reclassifications	1,351	—	1,351	4,119	—	4,119
Amounts reclassified from accumulated other comprehensive income, net of tax income, net of tax	(1,706)	—	(1,706)	(3,551)	—	(3,551)

Other comprehensive (loss) income, net of tax	(355)	—	(355)	568	—	568

Accumulated other comprehensive income at September 30, 2013	$1,908	$7,528	$9,436	$1,908	$7,528	$9,436

Other comprehensive (loss) income for the three and nine months ended September 30, 2013, was net of taxes of $110 and $122, respectively.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total
Accumulated other comprehensive income at beginning of period	$(2,064)	$7,528	$5,464	$527	$7,528	$8,055

Other comprehensive income, net of tax and before reclassifications	1,460	—	1,460	304	—	304
Amounts reclassified from accumulated other comprehensive income, net of tax income, net of tax	(47)	—	(47)	(1,482)	—	(1,482)

Other comprehensive income (loss), net of tax	1,413	—	1,413	(1,178)	—	(1,178)

Accumulated other comprehensive income (loss) September 30, 2013	$(651)	$7,528	$6,877	$(651)	$7,528	$6,877

Other comprehensive income (loss) for the three and nine months ended September 30, 2012, was net of taxes of $80 and $484, respectively.

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

Recent Developments

Dissolution of VG Holdings

On June 30, 2013, VG Holdings, LLC, an entity that held approximately 75% of our common stock, completed a mandatory distribution of its ownership of our company to its respective owners, which included affiliates of HM Capital Partners, affiliates of Black Diamond Capital Management, L.L.C. and TCW Shared Opportunities Fund III, L.P., and dissolved in accordance with its governing documents. Immediately following the mandatory distribution, affiliates of HM Capital Partners, affiliates of Black Diamond Capital Management, L.L.C. and TCW Shared Opportunities Fund III, L.P. owned approximately 48%, 19% and 8% of our outstanding common stock, respectively. As a result of this transaction, the stockholder agreement by and between us and VG Holdings, LLC was effectively terminated.

Guangzhou Fire

On September 5, 2012, we experienced a fire on the campus of our PCB manufacturing facility in Guangzhou, China which temporarily reduced the facility’s manufacturing capacity (the “Guangzhou Fire”). While we were able to restore some of the lost capacity during the fourth quarter of 2012, it was not until the first quarter of 2013 that all manufacturing processes were restored. In addition, the installation and calibration required to bring new equipment online caused labor inefficiencies and increased scrap rates during the year. Where possible we shifted production of affected products to our other PCB facilities; however, due to customer qualification requirements, we were not able to shift all affected work orders.

We have previously filed a claim for property damage which resulted from the Guangzhou Fire and, as of September 30, 2013, following the one-year measurement period for business interruption damages, have submitted our claim for losses incurred as a result of the disruption to our business. As of September 30, 2013, we are actively engaged in discussions with our insurance carrier to settle these claims; however, the final settlement of these claims is dependent on many variables that are difficult to predict and we are not able to estimate the total amount of the recovery we may receive nor the timing of such recovery.

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

We are a supplier to more than 1,000 original equipment manufacturers (“OEMs”) and contract electronic manufacturers (“CEMs”) in numerous end markets. Our OEM customers include industry leaders such as:

•	Agilent Technologies, Inc.

•	Alcatel-Lucent SA

•	Apple Inc.

•	Autoliv, Inc.

•	BAE Systems, Inc.

•	Robert Bosch GmbH

•	Broadcom Corporation

•	Ciena Corporation

•	Cisco Systems, Inc.

•	Continental AG

•	Dell Inc.

•	Danahar Corporation

•	Ericsson AB

•	General Electric Company

•	Goodrich Corporation

•	Harris Communications
•	Hitachi, Ltd.

•	Huawei Technologies Co. Ltd.

•	Intel Corporation

•	L-3 Communications Holdings, Inc.

•	Motorola Inc.

•	NetApp, Inc.

•	Phoenix International Corporation

•	Q-Logic Corporation

•	Qualcomm Incorporated

•	Raytheon Company

•	Rockwell Automation, Inc.

•	Rockwell Collins, Inc.

•	Tellabs, Inc.

•	Tesla Motors, Inc.

•	TRW Automotive Holdings Corp.

•	Xyratex Ltd.

In addition, we have good working relationships with industry-leading CEMs and we supply PCBs and E-M Solutions products to them as well. These customers include:

•	Benchmark Electronics, Inc.

•	Celestica, Inc.

•	Flextronics International Ltd.
•	Foxconn Technology Group

•	Jabil Circuit, Inc.

•	Plexus Corp.

Business Overview

As a component manufacturer, our sales trends generally reflect the market conditions in the industries we serve. While we believe the long-term growth prospects for our PCB and E-M Solutions products remain steady, economic uncertainty continues to exist, and our visibility to future demand trends and pricing pressures remains limited. During 2013, we completed projects to restore capacity lost due to the Guangzhou Fire and replace capacity lost due to the 2012 closure of our Huizhou, China PCB factory, and similar projects are ongoing. As this increased capacity has come online, we have enjoyed increased sales volumes in our Printed Circuit Boards segment.

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

In the military and aerospace market, while we continue to pursue market share gains as a result of continuing customer qualification activity, overall demand trends in this market have been negatively impacted by implementation of the U.S. government budget sequester. Until there is some resolution to the ongoing budget debate in Washington, we expect pressures on U.S. government defense spending will continue to hamper demand and cause downward pricing pressures.

Results of Operations

Three Months Ended September 30, 2013, Compared with the Three Months Ended September 30, 2012

Net Sales. Net sales for the three months ended September 30, 2013, were $309.2 million, an $18.2 million, or 5.6%, decrease from net sales during the same period in 2012. The decrease was primarily due to reduced demand in the industrial & instrumentation, computer and datacommunications and military and aerospace end markets, partially offset by increased demand in the automotive and telecommunications end markets.

Net sales by end market for the three months ended September 30, 2013 and 2012, were as follows:

	Historical
End Market (dollars in millions)	2013	2012
Automotive	$94.9	$92.7
Industrial & Instrumentation	79.4	95.5
Telecommunications	55.8	50.3
Computer and Datacommunications	49.1	57.7
Military and Aerospace	30.0	31.2

Total Net Sales	$309.2	$327.4

Our net sales of products for end use in the automotive market increased by approximately $2.3 million, or 2.5%, during the three months ended September 30, 2013, compared with the same period in 2012. The increase was primarily a result of i) increased sales volume of approximately 1.9% in our Printed Circuit Boards segment driven by expanded manufacturing capacity for our automotive products which came online during the year and ii) sales to a new automotive customer which we supply from both our Printed Circuit Boards and Assembly segments.

Net sales of products ultimately used in the industrial & instrumentation market for the three months ended September 30, 2013, decreased by approximately $16.1 million, or 16.9%, compared with the same period in 2012. The decrease in net sales was driven primarily by a decline in sales of wind power related programs as one of our largest customers began manufacturing a portion of the components we supply in-house.

Net sales of products ultimately used in the telecommunications market increased by approximately $5.5 million, or 10.9%, for the quarter ended September 30, 2013, as compared with the quarter ended September 30, 2012. The increase in net sales was primarily a result of a new customer in our Assembly segment while overall demand from our other telecommunications customers was stable.

During the third quarter of 2013, net sales of our products for use in the computer and datacommunications market decreased by approximately $8.6 million, or 14.8%, as compared with the same period in the prior year. The decrease was primarily a result of a decline in orders from customers that experienced reduced demand in their own businesses and lower sales orders from certain customers who have been slow to move their business back to us following the Guangzhou Fire, partially offset by a continued ramp-up of demand from a new customer in our Assembly segment.

Net sales to the military and aerospace end market decreased by $1.2 million, or 4.0%, as compared with the quarter ended September 30, 2012. While we have increased our market share with certain customers in this market, the decline in sales reflects weakened demand from our customers as a result of uncertainty caused by the U.S. government’s budget process.

Net sales by segment for the three months ended September 30, 2013 and 2012, were as follows:

	Historical
Segment (dollars in millions)	2013	2012
Printed Circuit Boards	$260.0	$271.3
Assembly	52.4	57.9
Eliminations	(3.2)	(1.8)

Total Net Sales	$309.2	$327.4

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended September 30, 2013, decreased by $11.3 million, or 4.2%, to $260.0 million. The decrease was primarily a result of lower sales to customers in the computer and data communication and military and aerospace end markets, partially offset by increased sales to customers in the automotive end market.

Assembly segment net sales decreased by $5.5 million, or 9.5%, to $52.4 million for the three months ended September 30, 2013, compared with the third quarter of 2012. The decrease was primarily the result of reduced demand in wind power programs in our industrial & instrumentation end market, partially offset by increased sales in our telecommunications, computer and datacommunications and automotive end markets.

Cost of Goods Sold Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations and comprehensive (loss) income for the three months ended September 30, 2013, was $253.7 million, or 82.1%, of consolidated net sales. This represents a 2.1 percentage point increase from the 80.0% of consolidated net sales for the third quarter of 2012.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. For example, during the second quarter of 2013, we were impacted by minimum wage rate increases in China of as much as 19.2% and throughout the year, we were impacted by favorable trends in the global commodities markets. Economies of scale can help to offset any adverse trends in these costs. During the second half of 2012, we gave notice and began to gradually reduce staffing at certain of our PCB manufacturing facilities in China. Through the end of 2012, we had implemented most of the planned reductions, and we expect the rest of these headcount reductions will be completed over the balance of 2013. Cost of goods sold as a percentage of net sales in our Printed Circuit Boards segment was negatively impacted during the quarter by i) lower sales volumes ii) expedited freight costs needed to meet customer requirements in light of automotive PCB manufacturing capacity issues and iii) manufacturing inefficiencies, including those related to relocation of our Anaheim, California PCB manufacturing facility, partially offset by iv) reduced incentive compensation and v) staffing reductions at certain of our PCB manufacturing facilities in China.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. Cost of goods sold as a percentage of net sales in our Assembly segment was negatively impacted during the quarter by i) lower sales volumes and ii) manufacturing inefficiencies, including costs to support new product introductions, partially offset by iii) reduced incentive compensation.

Selling, General and Administrative Costs. Selling, general and administrative costs decreased by $2.4 million, or 8.8%, to $25.2 million for the three months ended September 30, 2013, compared to the same period in the prior year. The decrease in selling, general and administrative costs is primarily a result of reduced incentive compensation costs and reduced professional fees related to the DDi Acquisition.

Depreciation. Depreciation expense for the three months ended September 30, 2013, was $21.9 million, including $20.8 million related to our Printed Circuit Boards segment and $1.1 million related to our Assembly segment. As compared to the same period last year, depreciation expense in our Printed Circuit Boards segment decreased by approximately $0.3 million, or 1.4%, and depreciation expense in our Assembly segment was relatively unchanged. Our base of depreciable assets in both segments remained relatively constant.

Restructuring and Impairment. During the three months ended September 30, 2013, we incurred $0.3 million of net restructuring expense in our Printed Circuit Boards segment which primarily related to the relocation of our existing Anaheim, California PCB manufacturing operations from a leased facility to a new facility we own. We completed the transition to the new facility in October 2013 and expect to complete the decommissioning of the old facility during the fourth quarter. In connection with the relocation of the Anaheim operations, we expect the costs will not exceed $1.0 million.

During 2012, the Company initiated certain restructuring activities as a result of i) the expiration of the lease of its Huizhou, China PCB manufacturing facility, ii) the integration of the DDi business it acquired in May 2012 and iii) to achieve general cost savings as part of the Company’s ongoing efforts to align capacity, overhead costs and operating expenses with market demand. During the three months ended September 30, 2012, the Company recognized $9.4 million and $0.1 million of restructuring and impairment charges in its Printed Circuit Boards segment and Assembly segment, respectively. Restructuring and impairment charges incurred in the Printed Circuit Boards segment during the period included i) $2.0 million related to the closure of our Huizhou facility, ii) $0.5 million associated with integrating the newly acquired DDi business, iii) $5.9 million related to general cost savings and iv) a $0.9 million impairment charge related to inventory destroyed in a fire at our Guangzhou PCB facility. Restructuring and impairment charges incurred in the Assembly segment during the period related to general cost savings activities which primarily included the closure of our Qingdao, China facility.

Operating Income. Operating income of $6.4 million for the three months ended September 30, 2013, represents an increase of $2.0 million compared to operating income of $4.4 million for the three months ended September 30, 2012. The primary sources of operating income (loss) for the three months ended September 30, 2013 and 2012, were as follows:

Source (dollars in millions)	2013	2012
Printed Circuit Boards segment	$5.8	$3.0
Assembly segment	0.8	1.6
Other	(0.2)	(0.2)

Operating income	$6.4	$4.4

Operating income from our Printed Circuit Boards segment increased by $2.8 million to $5.8 million for the three months ended September 30, 2013, compared to $3.0 million for the same period in the prior year. The increase is primarily the result of lower restructuring and impairment charges, lower selling, general and administrative costs and lower depreciation expense, partially offset by higher cost of goods sold as a percentage of sales and lower sales volumes.

Operating income from our Assembly segment was $0.8 million for the three months ended September 30, 2013, compared to $1.6 million of operating income in the third quarter of 2012. The decrease is primarily the result of higher costs as a percentage of sales and reduced sales volumes.

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

We use Adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact future operating cash flows, as follows:

•	Stock Compensation – non-cash charges associated with recognizing the fair value of stock options and other equity awards granted to employees and directors. We exclude these charges to more clearly reflect comparable year-over-year cash operating performance.

•	Costs Relating to Acquisitions and Equity Registrations – professional fees and other non-recurring costs and expenses associated with mergers and acquisition activity as well as costs associated with capital transactions, such as equity registrations. We exclude these costs and expenses because they are not representative of our customary operating expenses.

•	Restructuring and Impairment Charges – which consist primarily of facility closures and other headcount reductions. We exclude these restructuring and impairment charges to more clearly reflect our ongoing operating performance.

Reconciliations of operating income to Adjusted EBITDA for the three months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30,
Source (dollars in millions)	2013	2012
Operating income	$6.4	$4.4
Add-back:
Depreciation and Amortization	23.6	23.9
Non-cash stock compensation expense	2.4	2.7
Restructuring and impairment	0.3	10.0
Costs relating to acquisitions and equity registrations	0.2	0.2

Adjusted EBITDA	$32.9	$41.2

Adjusted EBITDA decreased by $8.3 million, or 20.1%, primarily as a result of lower sales volume and higher cost of goods sold as a percentage of sales, partially offset by lower selling, general and administrative costs.

Interest Expense, Net. Interest expense, net of interest income, was $11.2 million for the three months ended September 30, 2013, compared with $11.3 million for the quarter ended September 30, 2012. The decrease in interest expense is primarily due to scheduled debt repayments over the past year including the redemption of our $0.9 million in the aggregate principal amount of 4.0% Senior Subordinated Convertible Notes due 2013 on May 15, 2013.

Other Income and Expense. Other expense, net for the three months ended September 30, 2013, was $1.0 million and other income, net for the three months ended September 30, 2012, was $0.3 million. During both-periods, other income and expense consisted primarily of net foreign currency translation gains and losses, net gains and losses upon the disposal of fixed assets and state franchise taxes.

We are party to contracts and agreements with third parties in which we have agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At September 30, 2013, other non-current liabilities included $10.9 million of accruals for potential claims in connection with such indemnities. We presently expect to reverse approximately $9.0 million of these accruals during the fourth quarter of 2013 upon the lapse of the period during which certain of these claims could be made. The amount of any such reversals will be included in other income in our consolidated statements of operations and comprehensive (loss) income.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the estimated annual effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. Taxes provided on pre-tax income relate primarily to our profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for these losses. For the three months ended September 30, 2013, our tax provision included net expense of $2.0 million related to our pre-tax earnings and $0.5 million related to other tax matters. For the three months ended September 30, 2012, our tax provision included net expense of $1.5 million related to our pre-tax earnings, and net expense of $0.7 million related to other tax matters.

Nine Months Ended September 30, 2013, Compared with the Nine Months Ended September 30, 2012

Net Sales. Net sales for the nine months ended September 30, 2013, were $867.7 million, an $18.6 million decrease from net sales during the same period in 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales decreased by approximately $131.6 million, or 13.2%, as compared with the same period in 2012.

Net sales by end market for the nine months ended September 30, 2013 and 2012, on i) a historical basis and ii) a pro forma basis as if the DDi Acquisition had been completed on January 1, 2012, were as follows:

	Historical		Pro Forma
End Market (dollars in millions)	2013	2012	2012
Automotive	$259.0	$300.1	$302.0
Industrial & Instrumentation	224.7	241.2	282.0
Telecommunications	148.2	135.3	147.1
Computer and Datacommunications	143.2	148.8	173.9
Military and Aerospace	92.6	60.9	94.3

Total Net Sales	$867.7	$886.3	$999.3

Our net sales of products for end use in the automotive market decreased by approximately $41.1 million, or 13.7%, during the nine months ended September 30, 2013, compared with the same period in 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $43.0 million, or 14.2%, to $259.0 million for the nine months ended September 30, 2013, as compared with the same period in 2012. The decrease was primarily a result of i) reduced sales volume of approximately 15.5% in our Printed Circuit Boards segment driven by manufacturing capacity constraints due to the Guangzhou Fire and closure of our Huizhou, China facility at the end of 2012 and ii) price reductions on certain programs implemented at the beginning of 2013 in light of reductions in some material costs. While we made an effort to lower selling prices in light of reductions in some material costs, we experienced reduced market share on some programs due to price competitiveness.

Net sales of products ultimately used in the industrial & instrumentation market decreased by approximately $16.6 million, or 6.9%, during the nine months ended September 30, 2013, compared with the same period in 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $57.3 million, or 20.3%, to $224.7 million for the nine months ended September 30, 2013, as compared with the same period in 2012. The decrease in net sales was driven primarily by a decline in sales of wind power related programs as one of our largest customers began manufacturing a portion of the components we supply in-house and a decline in demand from customers that support the semiconductor industry.

Net sales of products ultimately used in the telecommunications market increased by approximately $12.9 million, or 9.5%, for the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market increased by approximately $1.0 million, or 0.7%, to $148.2 million for the nine months ended September 30, 2013, as compared with the same period in 2012. The sales improvement was primarily a result of a new customer and program wins in our Assembly segment, partially offset by reduced demand for certain programs we supply through our Printed Circuit Boards segment and the loss of sales from a program supplied through our Assembly segment that went end-of-life.

During the first nine months of 2013, net sales of our products for use in the computer and datacommunications market decreased by approximately $5.6 million, or 3.8% as compared with the same period in the prior year. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $30.8 million, or 17.7%, to $143.2 million for the nine months ended September 30, 2013, as compared with the same period in 2012. The decrease was primarily a result of i) reduced sales volume of approximately 21.2% in our Printed Circuit Boards segment driven by manufacturing capacity constraints and a disruption in sales orders due to the Guangzhou Fire, ii) a decline in orders from a customers that experienced reduced demand in their own businesses and iii) loss of certain business due to price competitiveness, partially offset by program wins and a ramp-up of demand from a new customer in our Assembly segment.

Net sales to the military and aerospace end market increased by $31.7 million, or 52.1%, to $92.6 million for the nine months ended September 30, 2013, as compared with the nine months ended September 30, 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $1.7 million, or 1.8%, to $92.6 million for the nine months ended September 30, 2013, as compared with the same period in 2012. While we have increased our market share with certain customers during the year, the decline in sales reflects weakened demand from our customers as a result of uncertainty caused by the U.S. government’s budget processes.

Net sales by segment for the nine months ended September 30, 2013 and 2012, on i) a historical basis and ii) a pro forma basis as if the DDi Acquisition had been completed on January 1, 2012, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2013	2012	2012
Printed Circuit Boards	$747.2	$728.8	$841.8
Assembly	129.1	163.3	163.3
Eliminations	(8.6)	(5.8)	(5.8)

Total Net Sales	$867.7	$886.3	$999.3

Printed Circuit Boards segment net sales, including intersegment sales, for the nine months ended September 30, 2013, increased by $18.4 million, or 2.5%, to $747.2 million. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, Printed Circuit Boards segment net sales decreased by approximately $94.6 million, or 11.2%, for the nine months ended September 30, 2013, as compared with the same period in 2012. The decrease was a result of pro forma decreases in net sales across all of our end markets.

Assembly segment net sales decreased by $34.2 million, or 20.9%, to $129.1 million for the nine months ended September 30, 2013, compared with the first nine months of 2012. The decrease was primarily the result of reduced demand in wind power programs in our industrial & instrumentation end market, partially offset by increased sales to customers in the industrial & instrumentation, computer and datacommunication and automotive end markets.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations and comprehensive (loss) income for the nine months ended September 30, 2013, was $705.2 million, or 81.3%, of consolidated net sales. This represents a 1.4 percentage point increase from the 79.9% of consolidated net sales for the first nine months of 2012.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. For example, during the second quarter of 2013, we were impacted by minimum wage rate increases in China of as much as 19.2% and throughout the year, we were impacted by favorable trends in the global commodities markets. Economies of scale can help to offset any adverse trends in these costs. During the second half of 2012, we gave notice and began to gradually reduce staffing at certain of our PCB manufacturing facilities in China. Through the end of 2012 we had implemented most of the planned reductions, and we expect the rest of these headcount reductions will be completed over the balance of 2013. Cost of goods sold as a percentage of net sales in our Printed Circuit Boards segment was negatively impacted during the year-to-date period by i) manufacturing inefficiencies, including those related to the Guangzhou Fire and the relocation of our Anaheim, California PCB manufacturing facility and ii) expedited freight costs needed to meet customer requirements in light of automotive PCB manufacturing capacity issues, partially offset by iii) reduced incentive compensation, iv) staffing reductions at certain of our PCB manufacturing facilities in China and v) an increase in quick-turn PCB sales which generally enjoy a higher sales margin. In addition, cost of goods sold during the nine months ended September 30, 2012, reflected an inventory fair value adjustment of approximately $3.9 million related to the DDi Acquisition, which negatively impacted the ratio of cost of goods sold to net sales in that period.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. Cost of goods sold as a percentage of net sales in our Assembly segment was negatively impacted during the year-to-date period by i) lower sales volumes and ii) manufacturing inefficiencies, including costs to support new product introductions, partially offset by iii) reduced incentive compensation.

Selling, General and Administrative Costs. Selling, general and administrative costs decreased by approximately $2.5 million or 3.1%, to $77.9 million for the nine months ended September 30, 2013, compared to the same period in the prior year. The decrease relates primarily to i) reduced professional fees related to the DDi Acquisition and ii) reduced incentive compensation expense, partially offset by costs associated with manufacturing and administrative sites acquired in the DDi Acquisition, ii) increased non-cash stock compensation expense and iii) costs associated with management meetings during the first quarter of 2013.

Depreciation. Depreciation expense for the nine months ended September 30, 2013, was $65.7 million, including $62.4 million related to our Printed Circuit Boards segment and $3.3 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $7.9 million, or 14.5%, compared to the same period during 2012 primarily as a result of fixed assets acquired in the DDi Acquisition and increased investments in new equipment during the past four quarters. Depreciation expense in our Assembly segment was unchanged from the same period during 2012, as our base of depreciable assets remained relatively constant.

Restructuring and Impairment. During the nine months ended September 30, 2013, we incurred $0.3 million of net restructuring expense in our Printed Circuit Boards segment which primarily related to the relocation of our existing Anaheim, California PCB manufacturing operations from a leased facility to a new facility we own. We completed the transition to the new facility in October 2013 and expect to complete the decommissioning of the old facility during the fourth quarter. In connection with the relocation of the Anaheim operations, we expect the costs will not exceed $1.0 million.

During 2012, the Company initiated certain restructuring activities as a result of the expiration of the lease of its Huizhou, China PCB manufacturing facility, the integration of the DDi business we acquired in May 2012 and to achieve general cost savings as part of our ongoing efforts to align capacity, overhead costs and operating expenses with market demand. During the nine months ended September 30, 2012, we recognized $17.8 million and $0.6 million of restructuring and impairment charges in our Printed Circuit Boards segment and Assembly segment, respectively. Restructuring and impairment charges incurred in the Printed Circuit Boards segment during the nine months ended September 30, 2012, included i) $10.2 million related to the closure of our Huizhou facility, ii) $0.8 million associated with integrating the newly acquired DDi business, iii) $5.9 million related to general cost savings and iv) a $0.9 million impairment charge related to inventory destroyed in a fire at our Guangzhou PCB facility. Restructuring and impairment charges incurred in the Assembly segment during the nine months ended September 30, 2012, related to general cost savings activities which primarily included the closure of our Qingdao, China facility.

Operating Income. Operating income of $13.5 million for the nine months ended September 30, 2013, represents a decrease of $4.8 million compared to operating income of $18.3 million for the nine months ended September 30, 2012. The primary sources of operating income (loss) for the nine months ended September 30, 2013 and 2012, were as follows:

Source (dollars in millions)	2013	2012
Printed Circuit Boards segment	$14.1	$25.1
Assembly segment	(0.3)	2.4
Other	(0.3)	(9.2)

Operating income	$13.5	$18.3

Operating income from our Printed Circuit Boards segment decreased by $11.0 million to $14.1 million for the nine months ended September 30, 2013, compared to $25.1 million for the same period in the prior year. The decrease is primarily the result of higher cost of goods sold as a percentage of sales and increased depreciation and amortization costs partially offset by decreased restructuring and impairment charges and lower selling, general and administrative costs.

Operating loss from our Assembly segment was $0.3 million for the nine months ended September 30, 2013, compared to operating income of $2.4 million in the second half of 2012. The decrease is primarily the result of reduced sales volumes.

The $9.2 million operating loss in the “Other” segment for the nine months ended September 30, 2012, relates to professional fees and other expenses associated with the DDi Acquisition.

Adjusted EBITDA. Reconciliations of operating income to Adjusted EBITDA for the nine months ended September 30, 2013 and 2012, were as follows:

	Nine Months Ended September 30,
Source (dollars in millions)	2013	2012
Operating income	$13.5	$18.3
Add-back:
Depreciation and Amortization	70.7	60.7
Non-cash stock compensation expense	8.2	7.9
Costs relating to acquisitions and equity registrations	0.3	13.1
Restructuring and impairment	0.3	18.9

Adjusted EBITDA	$93.0	$118.9

Adjusted EBITDA decreased by $25.9 million, or 21.8%, primarily as a result of lower sales levels and higher cost of goods sold as a percentage of sales, partially offset by lower selling, general and administrative costs.

Interest Expense, Net. Interest expense, net of interest income, was $33.6 million for the nine month period ended September 30, 2013, compared with $30.8 million for the nine months ended September 30, 2012. On April 30, 2012, we issued $550.0 million in aggregate principal amount of 7.875% senior secured notes due 2019, on May 30, 2012, we redeemed our $220.0 million in the aggregate principal amount of 12.0% Senior Secured Notes due 2015 and on May 15, 2013, we redeemed our $0.9 million in the aggregate principal amount of 4.0% Senior Subordinated Notes due 2013. The increase in interest expense is primarily due to the incremental interest expense associated with the 2019 Notes compared with the 2015 Notes and interest expense associated with mortgage loans assumed in the DDi Acquisition.

Other Income and Expense. Other expense, net for the nine months ended September 30, 2013, was $2.7 million and other income, net for the nine months ended September 30, 2012, was $0.8 million. During both periods, other income and expense consisted primarily of net foreign currency translation gains and losses, net gains and losses upon the disposal of fixed assets and state franchise taxes.

We are party to contracts and agreements with third parties in which we have agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At September 30, 2013, other non-current liabilities included $10.9 million of accruals for potential claims in connection with such indemnities. We presently expect to reverse approximately $9.0 million of these accruals during the fourth quarter of 2013 upon the lapse of the period during which certain of these claims could be made. The amount of any such reversals will be included in other income in our consolidated statements of operations and comprehensive (loss) income.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the estimated annual effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. Taxes provided on pre-tax income relate primarily to our profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for these losses. For the nine months ended September 30, 2013, our tax provision included net expense of $5.9 million related to our pre-tax earnings and $1.7 million related to other tax matters.

For the nine months ended September 30, 2012, our tax provision included net expense of $10.3 million related to our pre-tax earnings and a net benefit of $0.6 million related to other tax matters. As a result of impacts from the DDi Acquisition and the redemption of the 2015 Notes, we changed our judgment of the expected realization of tax loss carryforwards, and for the nine months ended September 30, 2012, the portion of the tax provision related to pre-tax earnings included an increase to the valuation allowance for deferred tax assets of $3.7 million. For the nine months ended September 30, 2012, the portion of the tax provision related to other tax matters included a reversal of $2.7 million of uncertain tax positions due to the lapsing of the applicable status of limitation.

Liquidity and Capital Resources

Liquidity

We had cash and cash equivalents at September 30, 2013 and December 31, 2012, of $61.7 and $74.8 million, respectively, of which $39.2 and $37.0 million, respectively, were held outside the United States. At September 30, 2013, we had outstanding borrowings and letters of credit of $10.0 million and $1.5 million, respectively, under various credit facilities, and approximately $104.2 million of the credit facilities were unused and available. The agreements underlying our credit facilities include restrictive and financial covenants and, as of September 30, 2013, we were in compliance with these covenants.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. We permanently reinvest the earnings of our foreign subsidiaries outside the United States, and our current plans do not demonstrate a need to repatriate them to fund our United States operations. If these funds were to be needed for our operations in the United States, we would be required to record and pay significant income taxes to repatriate these funds.

We believe that cash flow from operations, availability on credit facilities and available cash on hand will be sufficient to fund our recurring capital expenditure requirements and other currently anticipated cash needs for the next twelve months. Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control. We cannot be assured, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under our credit facilities or that we will be able to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness.

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

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2013 and 2012, was $54.3 million and $70.7 million, respectively. The decrease in net cash from operating activities in the 2013 period as compared to the 2012 period is primarily due to changes in working capital as a result of increasing sales trend at the end of the third quarter of 2013, as compared with a declining sales trend at the end of the third quarter of 2012.

Net cash used in investing activities was $64.6 million for the nine months ended September 30, 2013, and primarily related to capital expenditures. Net cash used in investing activities was $344.7 million for the nine months ended September 30, 2012, and primarily related to our $282.0 million acquisition of DDi Corp, net of $28.5 million of cash acquired in the DDi Acquisition, our $10.1 million acquisition of the remaining 15% interest in our subsidiary that operated our Huizhou, China facility and capital expenditures of approximately $81.5 million. We expect our capital expenditures for 2013 will be in the range of $95 million to $105 million; however, given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions. Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards. The spending required to meet our customers’ requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. Total capital expenditures by our Printed Circuit Boards segment for the nine months ended September 30, 2013 and 2012, were $59.6 million and $75.4 million, respectively.

Net cash used in financing activities was $2.8 million for the nine months ended September 30, 2013 and related to i) $1.9 million of scheduled debt repayments, including the redemption of our $0.9 million in the aggregate principal amount of 4.0% Senior Subordinated Notes due 2013, ii) $0.7 million of tax withholding payments related to net share settlements of stock awards, and iii) a $0.3 million optional mortgage debt prepayment. Net cash provided by financing activities was $297.1 million for the nine months ended September 30, 2012, which related to the issuance of our $550.0 million 2019 Notes partially offset by i) $16.2 million of related debt issuance costs, ii) the payment of $236.3 million to redeem our 2015 Notes and iii) net repayments of $0.4 million on credit facilities and mortgage debt.

Seasonality of Business

As a manufacturer of electronic components, orders for our products generally correspond to the production schedules of our customers. We have historically experienced reduced sales orders in both of our segments during the first quarter of each year for our products we ship to customers in China. We attribute this decline to shutdowns of our customers’ manufacturing facilities surrounding the Chinese New Year public holidays which normally occur in January or February of each year. In addition, we have historically experienced lower sales orders in both of our segments during the fourth quarter of each year for our products we ship to customers in North America and Europe. We attribute this decline to shutdowns of our customers’ manufacturing facilities which may be scheduled during the winter holidays.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be adversely affected as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2013, there were foreign currency hedge instruments outstanding with a nominal value of approximately 930.5 million Chinese RMB related to our operations in Asia.

Item 4. Controls and Procedures

As of September 30, 2013, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the legal matter set forth below, we are presently involved in various legal proceedings arising in the ordinary course of our business operations, including employment matters and contract claims. We believe that any liability with respect to these proceedings will not be material in the aggregate to our consolidated financial position, results of operations or cash flows.

Delphi Litigation.

On May 19, 2011, and in a later amended petition, our subsidiary Viasystems Technologies Corp., L.L.C. (“Viasystems Technologies”) filed a declaratory judgment action in St. Louis County, Missouri against certain Delphi Automotive companies (“Delphi”), asserting that Viasystems Technologies was not obligated under alleged requirements contracts to provide Delphi with product at prices demanded by Delphi, that Delphi had breached its contracts with Viasystems, and that Delphi was disparaging Viasystems Technologies and tortiously interfering with Viasystems Technologies’ contracts. By agreement with Delphi, Viasystems Technologies did not serve Delphi with that petition while the parties attempted to negotiate their differences, and Viasystems Technologies continued to provide Delphi with product under signed spot purchase agreements. Delphi filed a counterclaim asserting that Viasystems Technologies was obligated to continue to provide product to Delphi at the prices set forth in the alleged requirements contracts, and further claiming that Delphi was under economic duress when it signed the spot buy purchase agreements. In addition, Delphi claimed that Viasystems disparaged Delphi. On January 15, 2013, the court summarily dismissed each of Delphi’s and Viasystems’ defamation claims. We believe Delphi’s remaining claims are without merit and intend on prosecuting our position vigorously. We currently believe that the potential outcome in the Delphi litigation is substantially below the threshold requiring disclosure under this Item 1. As such, we do not presently intend to include further disclosure with respect to the Delphi litigation under this Item 1.

Item 1A. Risk Factors

In addition to the risk factors set forth below, please see the risk factors set forth in Part 1, Item 1A “Risk Factors” in our 2012 Annual Report on Form 10-K.

Risks Related to Our Capital Structure

We are influenced by our significant stockholders, whose interests may be different than our other stockholders.

As of September 30, 2013, affiliates of HM Capital Partners and affiliates of Black Diamond Capital Management, L.L.C. owned approximately 48.1% and 19.2% of our outstanding common stock, respectively. Accordingly, these entities, together or with other partners, may effectively control the election of a majority of our board of directors and the approval or disapproval of certain other matters requiring stockholder approval and, as a result, have significant influence over the direction of our management and policies. The interests of any large stockholder or controlling group may not be the same as the interests of our other stockholders. In addition, owners of these entities are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or otherwise have business objectives that are not aligned with our business objectives.

Item 6. Exhibits

(a)	Exhibits

The information required by this item is included in the exhibit index that follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2013.

VIASYSTEMS GROUP, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President & Chief Financial Officer (Principal Financial Officer)

By:	/s/ Christopher R. Isaak
Name:	Christopher R. Isaak
Title:	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description

3.1(1)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.

3.2(1)	Second Amended and Restated Bylaws of Viasystems Group, Inc.

31.1(2)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(2)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(2)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant § 906 of the Sarbanes-Oxley Act of 2002.

101(2)	Interactive Data File

(1)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.
(2)	Filed herewith.