Form 10-K
period 2013-12-31
VIASYSTEMS GROUP INC
filed 2014-02-14
CIK 1101169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock (consisting of common stock, $0.01 par value) of Viasystems Group, Inc. held by non-affiliates of the registrant was approximately $52,143,122 based upon the last sale price for the common stock on June 28, 2013, the last trading day of the registrant’s most recently completed second quarter, as reported on the NASDAQ Global Market system.

As of February 10, 2014, there were 20,799,047 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

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

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, fluctuations in our operating results and customer orders; global economic conditions; declines in gross margin as a result of excess capacity; our significant reliance on net sales to our largest customers; fluctuations in our operating results; our history of losses; our reliance on the automotive and telecommunications industries; risks associated with the credit risk of our customers and suppliers; influence of significant stockholders; our significant foreign operations and risks relating to currency fluctuations; relations with and regulations imposed by the Chinese government, including power rationing; our dependence on the electronics industry, which is highly cyclical and subject to significant downturns in demand; shortages of, or price fluctuations with respect to, raw materials and increases in oil prices; our ability to compete in a highly competitive industry and to respond to rapid technological changes; reduction in, or cancellation of, customer orders; risks associated with manufacturing defective products and failure to meet quality control standards; uncertainty and adverse changes in the economy and financial markets; risks relating to success of printed circuit board manufacturers in Asia; failure to maintain good relations with our noncontrolling interest holder in China; failure to align manufacturing capacity with customer demand; damage to our manufacturing facilities or information systems; loss of key personnel and high employee turnover; risks associated with governmental and environmental regulation, including regulation associated with climate change and greenhouse gas emissions; our exposure to income tax fluctuations; failure to comply with, or expenses related to compliance with, export laws or other laws applicable to our foreign operations, including the Foreign Corrupt Practices Act; our ability to renew leases of our manufacturing facilities; risks associated with future restructuring charges and risks relating to our substantial indebtedness. Please refer to the “Risk Factors” section of this Report for additional factors that could materially affect our financial performance.

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

Guangzhou Fire

On September 5, 2012, we experienced a fire on the campus of our PCB manufacturing facility in Guangzhou, China which temporarily reduced the facility’s manufacturing capacity (the “Guangzhou Fire”). While we were able to restore some of the lost capacity during the fourth quarter of 2012, it was not until the first quarter of 2013 that all manufacturing processes were restored. Where possible we shifted production of affected products to our other PCB facilities; however, due to customer qualification requirements, we were not able to shift all affected work orders. Production delays caused by the fire resulted in lost business and caused us to incur premium shipping costs to maintain on-time delivery for our customers. In addition, the installation and calibration required to bring new equipment online caused labor inefficiencies and increased scrap rates during the year.

During 2013, we submitted our claims for property damage and losses incurred as a result of the disruption to our business. In December 2013, we received an initial partial reimbursement of $1.6 million from our insurance carrier related to our property damage claim. As of the date of this Report, we continue to actively pursue collection of both our property and business interruption claims through negotiation with our insurance carrier. However, we continue to maintain our rights to pursue our claims in litigation should such negotiations not produce a satisfactory result. We may file litigation against our insurance carrier in the near future in order to preserve our rights and maximize the potential recovery of losses suffered from the fire. The final payment from our insurance carrier for these claims is dependent on many variables that are difficult to predict, and we are not able to estimate the total amount of the recovery we may receive or the timing of such recovery.

General

We are a technology leader and worldwide provider of complex multi-layer rigid, flexible and rigid-flex printed circuit boards (“PCBs”) and electro-mechanical solutions (“E-M Solutions”). PCBs serve as the “electronic backbone” of almost all electronic equipment, and our E-M Solutions products and services integrate PCBs and other components into finished or semi-finished electronic equipment, for which we also provide custom and standard metal enclosures, metal cabinets, metal racks and sub-racks, backplanes, and busbars.

The products we manufacture include, or can be found in, a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety and entertainment, telecommunications switching equipment, data networking equipment, computer storage equipment, semiconductor test equipment, wind and solar energy applications, off-shore drilling equipment, communications applications, flight control systems and complex industrial, medical and other technical instruments. Our broad offering of E-M Solutions products and services includes component fabrication, component integration, and final system assembly and testing. These services can be bundled with our PCBs to provide an integrated solution to our customers. Our net sales for the year ended December 31, 2013, were derived from the following end markets:

•	Automotive (30.2%);

•	Industrial & instrumentation (25.4%);

•	Telecommunications (17.2%);

•	Computer and datacommunications (16.7%); and

•	Military and aerospace (10.5%).

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

We have fifteen manufacturing facilities, including eight in the United States and seven located outside of the United States, which allows us to take advantage of low cost, high quality manufacturing environments, while serving a broad base of customers around the globe. Our PCB products are produced in our eight domestic facilities, three of our five facilities in China and our one facility in Canada. Our E-M Solutions products and services are provided from our other two facilities in China and our one facility in Mexico. In addition to our manufacturing facilities, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States to support our customers’ local needs. The locations of our engineering and customer service centers correspond directly to the primary areas where we ship our products. For the year ended December 31, 2013, approximately 51.3%, 30.3% and 18.4% of our net sales were generated by shipments to destinations in North America, Asia and Europe, respectively.

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

From 2001 through 2005, we substantially restructured our operations and closed or sold 24 under-performing or non-strategic facilities. During that time, we streamlined our business to focus on PCBs, E-M Solutions and wire harnesses, and significantly diversified our end markets and customer base.

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

During 2012, we acquired DDi Corp. which increased our PCB manufacturing capacity by adding seven additional PCB production facilities, added flexible circuit manufacturing capabilities and enhanced our North American quick-turn services capability. Also during 2012, we closed our PCB manufacturing facility in Huizhou, China and our E-M Solutions manufacturing facility in Qingdao, China.

We are headquartered in St. Louis, Missouri, where our mailing address is 101 South Hanley Road, St. Louis, Missouri 63105, and our telephone number at that location is (314) 727-2087. We can also be reached through our website, www.viasystems.com.

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

Electro-Mechanical Solutions - E-M Solutions include a wide variety of products and services, primarily including i) backplane assembly, ii) PCB assembly, which involves attaching electronic components to PCBs and backplanes, iii) fabrication of custom and standard metal enclosures, cabinets, racks, sub-racks and bus bars, iv) systems integration, v) final assembly, vi) product testing and vii) fulfillment.

Our PCB products are supplied from our Printed Circuit Boards segment and our E-M Solutions products and services are supplied from our Assembly segment.

Our Business Strategy

Our objective is to be the leader in providing complex multi-layer PCBs and E-M Solutions globally. Key elements of our strategy to achieve this objective include:

Maintenance of diverse end markets and end customer mix. In order to reduce exposure to, and reliance on, any single unpredictable end market and to provide alternative growth paths, we focus on a diverse range of markets, including automotive, industrial & instrumentation, computer and datacommunications, telecommunications and military and aerospace. For reporting purposes, we consider our industrial & instrumentation end market to also include medical, consumer and other. We pursue customers in each market, and intend to continue to maintain our focus on a diverse mix of customers and end markets.

Enhancement of our strong customer relationships. We benefit from established, long-term relationships with a diverse group of OEM customers. We are focused on expanding our business with these customers by leveraging our history of producing quality products with a high level of customer service and operational excellence, which provides us with the opportunity to bid for additional programs from the strong position of a preferred supplier. In addition, we have good working relationships with industry leading CEMs. These relationships provide us access to additional PCB and E-M Solutions opportunities and enable our CEM partners to offer a fully integrated product solution to their customers. Our management team has created a culture that is focused on providing our customers with high quality products, service and technical support.

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

Expansion of our manufacturing capabilities in low-cost locations. To meet our customers’ demands for high quality, low-cost products and services, we have invested and will continue to invest, as market conditions allow, in facilities and equipment in low-cost regions. For the year ended December 31, 2013, approximately 69.5% of our net sales were generated from products produced in our operations in China and Mexico. We intend to continue to develop our best-in-class technology and manufacturing processes in low-cost manufacturing locations. We believe our ability to leverage our advanced technology and manufacturing capabilities in low-cost locations will enable us to grow our net sales, improve our profitability and effectively meet our customers’ requirements for high quality, low-cost products and services.

Enhancement of our quick-turn manufacturing capabilities. We intend to continue to develop our quick-turn PCB manufacturing capabilities in North America and in Asia. Quick-turn manufacturing enables us to provide our customers with an expedited turnaround for prototype PCBs. With our quick-turn offering, we are able to offer our customers a seamless manufacturing transition from quick-turn prototyping by the engineering/design team to volume manufacturing. We focus on quick-turn capabilities because the significant value of these services to our customers allows us to charge a premium and generate higher margins. We also believe that the market dynamics for such time-critical services and products are more resistant to pricing pressure and commoditization.

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

Markets and Customers

During 2013, we provided products and services to more than 1,000 OEMs. We believe our position as a strategic supplier of PCBs and E-M Solutions fosters close relationships with our customers. These relationships have resulted in additional growth opportunities as we have expanded our capabilities and capacity to meet our customers’ wide range of needs.

The following table shows our net sales as a percentage of total net sales by the principal end markets we serve:

	Year Ended December 31,
Markets	2013	2012	2011
Automotive	30.2%	32.5%	39.0%
Industrial & instrumentation	25.4	26.8	25.0
Telecommunications	17.2	15.5	17.3
Computer and datacommunications	16.7	17.2	14.7
Military and aerospace	10.5	8.0	4.0

Total net sales	100.0%	100.0%	100.0%

Although we seek to diversify our customer base, a small number of customers are responsible for a significant portion of our net sales. For the years ended December 31, 2013, 2012 and 2011, sales to our ten largest customers accounted for approximately 40.6%, 49.0% and 58.8% of our net sales, respectively. During the years ended December 31, 2013, 2012 and 2011, one customer, Robert Bosch GmbH, individually accounted for more than 10% of our net sales, with sales representing 12.6%, 13.9% and 14.5% of our net sales in those years, respectively. Sales to Robert Bosch GmbH occurred in the Printed Circuit Boards segment.

Manufacturing Services

Our offering of manufacturing services includes the following:

Engineering and Prototyping Services—We provide comprehensive front-end engineering services, including custom enclosure design and circuit board manufacturability design services in order to provide efficient manufacturing and delivery for our customers. We offer quick-turn prototyping in Asia and North America, which is the rapid production of a new product sample. Our quick-turn service allows us to provide small test quantities of PCBs to our customers’ product development groups. Our participation in product design and prototyping allows us to reduce our customers’ manufacturing costs and their time-to-market and time-to-volume. These services enable us to strengthen our relationships with customers that require advanced engineering services. In addition, by working closely with customers throughout the development and design process, we often gain insight into their future product requirements, and receive a preference for commercial quantity orders once the design is perfected.

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

Printed Circuit Board Assembly—As part of our E-M Solutions offerings, we have the capability to manufacture printed circuit board assemblies (“PCBAs”). Generally, we do not produce PCBAs on a standalone basis, but rather integrate them with other components as part of a full electro-mechanical system. In addition, we offer testing of PCBAs and the functions of the completed product, and we work with our customers to develop product-specific test strategies. Our test capabilities include in-circuit tests, functional tests, environmental stress tests and manufacturing defect analysis.

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

We market our products through our own sales and marketing organization and through relationships with independent sales agents around the world. This global sales organization is structured to ensure global account coverage by industry-specific teams of account managers. As of December 31, 2013, we employed approximately 308 sales and marketing employees strategically located throughout North America, Europe and Asia. Each industry marketing team shares support staff of sales engineers, program managers, technical service personnel and customer service organizations to ensure high-quality, customer-focused service. The global marketing organization further supports the sales organization through market research, market development and communications.

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

The manufacturing of complex multi-layer PCBs and backpanels often requires the use of sophisticated high density interconnections (“HDI”) including blind or buried vias, sequential buildup (“SBU”) technology and via-in-pad (“VIP”) technology. The ability to precisely control the electrical properties (e.g., electrical impedance) of our products is crucial to transmission of high speed signals. These technologies require high performance materials and very tight laminating and etching tolerances. Our Printed Circuit Boards operation is an industry leader in performing extensive testing of various PCB designs, materials and surface finishes for manufacturability, including restrictions on hazardous substances compliance and compatibility.

The manufacture of PCBs and backpanels involves several basic steps, including i) etching, electrodeposition or laser direct imaging (“LDI”) to produce the circuit image on copper-clad epoxy laminates, ii) pressing the laminates together to form a panel, iii) drilling holes, iv) electrodepositing copper or other conductive material in the holes to form interlayer electrical, thermal and physical connections, and v) cutting the panels to shape. In addition, complex PCBs and backpanels require advanced process steps, such as dry film imaging, optical aligned registration, photoimageable soldermask, computer controlled drilling and routing, automated plating, via fill and various surface finish techniques. Tight process controls are required throughout the manufacturing process to achieve critical electrical and physical properties. The manufacturing of PCBs used in backpanel assemblies requires specialized equipment and expertise because of the larger size and thickness of the backpanel and the increased number of holes for component mounting.

The manufacturing of PCBAs involves the attachment of various electronic components, such as semiconductors, integrated circuits, capacitors, microprocessors and resistors onto PCBs in order to make a complete circuit. The manufacturing of backpanel assemblies involves attachment of electronic components, including PCBs, integrated circuits and other components to the backpanel, which essentially is a large PCB. We use surface mount, pin-through-hole and press-fit technologies in backpanel assembly. We also assemble higher-level sub-systems and full systems incorporating PCBs and complex electro-mechanical components.

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

Quality Standards

Our quality management systems are defect prevention based, customer focused and comply with international standards. All of our facilities are ISO 9001 certified, a globally accepted quality management standard. We also have facilities that are certified to additional industry specific standards, including automotive quality standards ISO/TS 16949, telecommunications quality management standard TL 9000 and aerospace quality management standard AS9100C. All of our U.S. Facilities maintain key military quality certifications including MIL-PRF-55110, MIL-PRF-31032 or MIL-PRF-50884. Our facilities in Guangzhou and Zhongshan, China maintain ISO 17025 certification for testing and calibration laboratories. Our facilities in Forest Grove, Oregon; San Jose, California; Denver, Colorado; Cleveland, Ohio; North Jackson, Ohio; Sterling, Virginia and Toronto, Canada maintain NADCAP (National Aerospace and Defense Contractors Accreditation Program) accreditation.

Our manufacturing facilities and products also comply with industry specific requirements, including Telcordia (formerly Bellcore) and Underwriters Laboratories. These requirements include quality, manufacturing process controls, manufacturing documentation and supplier certification of raw materials. All of our U.S. facilities are registered to produce products subject to U.S. international traffic in arms regulations (ITAR) and our Toronto, Canada facility is registered to produce products subject to the Canadian Controlled Goods Program (“CGP”).

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

Competition

Our industry is highly competitive, and we believe our markets are highly fragmented. We face competition from numerous local, regional and large international providers of PCBs and E-M Solutions. Our primary competitors are Compeq Manufacturing Co. Ltd., Flextronics Corporation, Gold Circuit Electronics Ltd., Kingboard Chemical Holdings Ltd., Nanya Technology Corp., Sanmina-SCI Corp. and TTM Technologies, Inc. We believe we compete favorably in the markets we serve based on product quality, responsive customer service and support and price. The cost of many of the products we manufacture are usually low relative to the total cost of our customers’ end-products. As a result, product reliability and prompt delivery are sometimes of greater importance to our customers than price.

International Operations

As of December 31, 2013, we had seven manufacturing facilities located outside the United States, and sales offices in Canada, Mexico, Asia and Europe. Our international operations produce products in China, Canada and Mexico that accounted for approximately 64.8%, 6.4% and 4.7% of our net sales, respectively, for the year ended December 31, 2013, and 71.5%, 3.6% and 3.6% of our 2012 net sales, respectively. The remaining 24.1% and 21.3% of net sales for the years ended December 31, 2013 and 2012, respectively, are from products produced in the United States. Approximately 54.6% and 10.2% of our net sales for the year ended December 31, 2013, and 57.8% and 13.7% of our 2012 net sales were from products produced in China by our Printed Circuit Boards and Assembly business segments, respectively. We believe that our global presence is important as it allows us to provide consistent, quality products on a cost effective and timely basis to our multinational customers worldwide. We rely heavily on our international operations and are subject to risks generally associated with operating in foreign countries, including price and exchange controls, fluctuations in currency exchange rates and other restrictive actions that could have a material effect on our results of operations, financial condition and cash flows.

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

Employees

As of December 31, 2013, we had 15,057 employees. Of these employees, 12,654 were involved in manufacturing, 1,169 in engineering, 308 in sales and marketing and 926 in administrative capacities. No employees were represented by a union pursuant to a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage or work slowdown, and we believe we have good relations with our employees.

Intellectual Property

We have developed expertise and techniques that we use in the manufacturing of our products. Research, development and engineering expenditures for the creation and application of new products and processes were approximately $4.3 million, $3.6 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. We believe many of our processes related to the manufacturing of PCBs are proprietary, including our ability to manufacture large perimeter, thick, high-layer-count backpanels. Generally, we rely on common law trade secret protection and on confidentiality agreements with our employees and customers to protect our trade secrets and techniques. We own 91 patents (including pending patents); however, we believe patents do not constitute a significant form of intellectual property rights in our industry. Our current portfolio of patents has expiration dates ranging from 2016 to 2031.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2013, was approximately $215.0 million, compared with $200.0 million at December 31, 2012. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing periods.

Segments

We operate our business in two segments: Printed Circuit Boards, which includes our PCB products; and Assembly, which includes our E-M Solutions products and services. For the year ended December 31, 2013, our Printed Circuit Boards segment accounted for approximately 85% of our net sales, and our Assembly segment accounted for approximately 15% of our net sales. See Note 15 in the accompanying notes to the consolidated financial statements for further information regarding our segments for fiscal years 2013, 2012 and 2011.

Seasonality of Business

As a manufacturer of electronic components, orders for our products generally correspond to the production schedules of our customers. We have historically experienced reduced sales orders in both of our segments during the first quarter of each year for our products we ship to customers in China. We attribute this decline to shutdowns of our customers’ manufacturing facilities surrounding the Chinese New Year public holidays which normally occur in January or February of each year. In addition, we have historically experienced lower sales orders in both of our segments during the fourth quarter of each year for the products that we ship to customers in North America and Europe. We attribute this decline to shutdowns of our customers’ manufacturing facilities which are often scheduled during the winter holidays.

Financial Information and Geographical Areas

See Note 15 in the accompanying notes to the consolidated financial statements for financial information about geographical areas for fiscal years 2013, 2012 and 2011.

Available Information

Our website address is www.viasystems.com. Our annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, and all amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, can be accessed, free of charge, at our website as soon as practicable after such reports are electronically filed with, or furnished to, the SEC. Information contained on our website does not constitute, and shall not be deemed to constitute, part of this report and shall not be deemed to be incorporated by reference into this report. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

In evaluating our company, the factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, financial condition, results of operations or cash flows.

Risks Related to Our Business and Industry

We have a history of losses and may not be profitable in the future.

We have a history of losses and cannot assure you that we will achieve sustained profitability in the future. We incurred losses from continuing operations of $27.6 million, $62.2 million and $54.7 million for the years ended December 31, 2013, 2012 and 2009, respectively. For the years ended December 31, 2011 and 2010, we had net income of $30.3 million and $15.6 million, respectively. If we cannot regain our profitability, the value of our enterprise may decline.

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

Pursuant to U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to make periodic assessments of goodwill, intangible assets and other long-lived assets to determine if they are impaired. We incurred impairment charges to write down the value of property, plant and equipment of $1.7 million and $1.6 million in 2012 and 2009, respectively, as a result of various restructuring activities and other events. Disruptions to our business, end-market conditions, protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and enterprise value declines may result in impairment charges to goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the periods of such charges.

If we are not able to renew leases of our manufacturing facilities, our operations could be interrupted and our assets could become impaired.

We lease several of our principal manufacturing facilities from third parties under operating leases with remaining lease terms, as of December 31, 2013, ranging from one to five years. During 2012 we closed our manufacturing facility in Huizhou, China because the area where this facility was located was redeveloped away from industrial use, and we were unable to renew our lease. If we are not able to renew facility leases under commercially acceptable terms, our operations at those facilities could be interrupted, our assets could become impaired and we may incur significant expense to relocate those operations. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Provisions of the Dodd-Frank Act relating to “Conflict Minerals” may increase our costs and lead to reputational challenges.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals originating from the Democratic Republic of Congo (the “DRC”) and adjoining countries that are believed to be benefiting armed groups. As a result, the SEC has adopted due diligence, disclosure and reporting requirements for companies which manufacture products that include components containing such minerals, regardless of whether the minerals are actually mined in the DRC or adjoining countries. Our first report under these rules will be due by May 31, 2014.

Such regulations could decrease the availability and increase the prices of components used in our customers’ products, particularly if we choose (or are required by our customers) to source such components from different suppliers than we use now. In addition, as our supply chain is complex and the method of complying with these SEC rules is unclear, we expect that the compliance process will be both time-consuming and costly. We may face reputational challenges with our customers and other stakeholders if we are unable to timely verify the origins of minerals contained in the components included in our customers’ products, or if our due diligence process reveals that materials we source originate in the DRC or adjoining countries and benefit armed groups.

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

We carry various forms of business and liability insurance, including commercial general liability insurance, which we believe are reasonable and customary for similarly situated companies in our industry. However, we do not have insurance coverage for all of the risks and liabilities we assume in connection with the products and services we provide to customers, such as potential warranty, product liability and product recall claims. As a result, such liability claims may not be covered or only be partially covered under our insurance policies. We continue to monitor the insurance marketplace to evaluate the availability of and need to obtain additional insurance coverage in the future. However, should we sustain a significant uncovered loss, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Damage to our manufacturing facilities or information systems due to fire, natural disaster or other events could harm our financial results and our losses from such events may not be fully covered by insurance.

We have manufacturing, engineering and customer service centers in various countries around the world. The destruction or closure of any of our facilities for a significant period of time as a result of fire, explosion, act of war or terrorism, blizzard, flood, tornado, earthquake, lightning or other natural disaster could harm us financially, increasing our cost of doing business and limiting our ability to deliver our products and services on a timely basis. For example, in September 2012, our manufacturing facility in Guangzhou, China suffered a fire which resulted in the loss of inventory and property, plant and equipment and temporarily reduced a portion of our manufacturing capacity which created manufacturing inefficiencies and caused some customers to cancel orders. In June 2010, our manufacturing facility in Zhongshan, China suffered a fire in an electrical distribution hub, causing a cessation of production activities for a period of approximately one week.

While we maintain insurance coverage to protect us from property damage and business interruption losses, certain coverage is subject to deductibles and other exclusions and may not cover all of the losses incurred. We have historically had difficulties collecting on our claims under certain insurance policies and have experienced delays of more than one year to receive payment of certain claims. In addition, our history of insurance claims may make it difficult to obtain insurance coverage in the future at commercially reasonable rates if at all. If we were to suffer uninsured losses, were not able to collect on insured losses or were not able to obtain adequate insurance coverage in the future, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Losses from the 2012 fire at our Guangzhou, China manufacturing facility may not be fully covered by insurance.

On September 5, 2012, we experienced a fire on the campus of our PCB manufacturing facility in Guangzhou, China which resulted in i) the loss of inventory, ii) the loss of property, plant and equipment, iii) losses due to manufacturing inefficiencies and iv) losses in the business in general. We maintain insurance coverage for property and business interruption losses caused by fire, which is subject to certain deductibles.

During the year ended December 31, 2013, we received an initial payment of $1.6 million from our insurance carrier as a partial reimbursement of our property claim. As of the date of this Report, we continue to actively pursue collection of our claims through negotiation with our insurance carrier. However, we continue to maintain our rights to pursue our claims in litigation should such negotiations not produce a satisfactory result. We may file litigation against our insurance carrier in the near future in order to preserve our rights and maximize the potential recovery of losses suffered from the fire. We may not prevail in this matter or recover the amounts we are seeking from the insurer. Further, any insurance proceeds may not be received on a timely basis. If we cannot collect on our claims or if our claims are continually delayed, this could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could be subject to litigation in the course of our operations that could adversely affect our operating results.

We are subject to various claims with respect to such matters as product liability, product development and other actions arising in the normal course of business. Item 3 of Part I of this Report discusses any material pending legal proceedings to which we are a party. Through any of these matters, or if we became the subject of future material legal proceedings, our operating results may be affected by the outcome of such proceedings and other contingencies that cannot be predicted with certainty. When appropriate, and as required by U.S. GAAP, we estimate material loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our consolidated financial statements and could have a material adverse effect on business, financial condition, results of operations or cash flows in the period in which a liability would be recognized and the period in which damages would be paid, respectively. Although claims have been infrequent in the past, we may become subject to claims by our customers or end-users of our products alleging that we were negligent in our production or have infringed on intellectual property of another.

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

For the years ended December 31, 2013, 2012 and 2011, sales to our ten largest customers accounted for approximately 40.6%, 49.0% and 58.8% of our consolidated net sales, respectively. For the years ended December 31, 2013, 2012 and 2011, one customer, Robert Bosch GmbH, accounted for over 10.0% of our consolidated net sales, with sales representing 12.6%, 13.9% and 14.5% of our net sales for those years, respectively.

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

A significant portion of our sales are to customers within the automotive industry. For the years ended December 31, 2013, 2012 and 2011, sales to customers in the automotive industry represented approximately 30.2%, 32.5% and 39.0% of our net sales, respectively. If there was a destabilization of the automotive industry or a market shift away from our automotive customers, it may have a materially adverse effect on our business, financial condition, results of operations or cash flows.

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

A large percentage of our business is conducted with customers who are in the telecommunications industry. For the years ended December 31, 2013, 2012 and 2011, sales to customers in the telecommunications industry represented approximately 17.2%, 15.5% and 17.3% of our net sales, respectively. This industry is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. This industry is heavily dependent on the end markets it serves and therefore can be affected by the demand patterns of those markets. If the volatility in this industry continues, it would likely have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We operate a number of manufacturing facilities in China. In past years, we have experienced increases in labor costs in our Chinese facilities. We expect increases in the cost of labor in our manufacturing facilities in China will continue to occur in the future. To the extent we are unable to pass on increases in labor costs to our customers by increasing the prices for our products and services, minimum wage increases or increases in other labor costs could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of December 31, 2013, affiliates of HM Capital Partners and affiliates of Black Diamond Capital Management, L.L.C. owned approximately 48.1% and 19.2% of our outstanding common stock, respectively. Accordingly, these entities, together or with other partners, may effectively control the election of a majority of our board of directors and the approval or disapproval of certain other matters requiring stockholder approval and, as a result, have significant influence over the direction of our management and policies. The interests of any large stockholder or controlling group may not be the same as the interests of our other stockholders. In addition, owners of these entities are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or otherwise have business objectives that are not aligned with our business objectives.

Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our common stock.

Our certificate of incorporation and bylaws provide for, among other things:

•	restrictions on the ability of our stockholders to call a special meeting and the business that can be conducted at such a meeting;

•	our ability to issue preferred stock with terms that the board of directors may determine, without stockholder approval;

•	a prohibition of action by written consent unless such action is approved by all stockholders;

•	the absence of cumulative voting in the election of directors; and

•	advance notice requirements for stockholder proposals and nominations.

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

We may in the future issue additional shares of our common stock which could result in the dilution of the ownership interests of our stockholders. As of December 31, 2013, we have outstanding approximately 20.8 million shares of common stock, and no shares of preferred stock. We are authorized to issue 100 million shares of common stock and 25 million shares of preferred stock with such designations, preferences and rights as determined by our board of directors. We filed a shelf registration statement with the Securities and Exchange Commission in 2011, which authorizes us to sell up to $150 million of equity or other securities described in the registration statement in one or more offerings. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, future issuances of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

In addition, pursuant to our 2010 Equity Incentive Plan, as of December 31, 2013, we are authorized to grant options and other stock awards representing up to 920,171 shares to our officers, employees, directors and consultants. Our stockholders will incur dilution upon exercise or issuance of any options or other stock awards. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into, exchangeable or exercisable for common stock, or if we use our securities as consideration for future acquisitions or investments, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

We have a substantial amount of debt and may be unable to service or refinance this debt, which could have a material adverse effect on our business in the future, and may place us at a competitive disadvantage in our industry.

As of December 31, 2013, our total outstanding indebtedness was approximately $572.9 million. Our net interest expense for the years ended December 31, 2013, 2012 and 2011, was approximately $44.8 million, $42.2 million and $28.9 million, respectively. As of December 31, 2013, our total consolidated stockholders’ equity was approximately $212.6 million.

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

Our debt securities and corporate credit profile are monitored and rated by Moody’s Investors Service, Inc. (“Moodys”) and Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc., (“S&P”). During 2013, the ratings we received from Moodys and S&P remained unchanged. Any downgrading by Moodys or S&P could make it more difficult for us to obtain new financing if we had an immediate need to increase our liquidity.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

In addition to our executive offices in St. Louis, Missouri, we operate fifteen principal manufacturing and one principal distribution facility, located in four different countries with a total area of approximately 5.8 million square feet. Our Anaheim, California; Cleveland, Ohio; North Jackson, Ohio; Denver, Colorado and Toronto, Canada facilities are pledged to secure mortgage loans associated with each of those respective facilities. Remaining lease terms for our principal leased properties range from one to five years.

The principal properties owned or leased by us are described below.

Location	Size (Appx. Sq. Ft.)	Type of Interest		Description of Primary Products
United States
Forest Grove, Oregon	310,500	Owned		PCB fabrication and warehousing
Sterling, Virginia	101,000	Leased		PCB fabrication
Anaheim, California	97,000	Owned		PCB fabrication
North Jackson, Ohio	75,000	Owned		PCB fabrication
	9,000	Leased		PCB fabrication
Milpitas, California	62,000	Leased		PCB fabrication
San Jose, California	40,000	Leased		PCB fabrication and warehousing
Cleveland, Ohio	40,000	Owned		PCB fabrication
El Paso, Texas	29,000	Leased		E-M Solutions warehousing and distribution
Littleton, Colorado	26,000	Owned		PCB fabrication
	2,000	Leased
Mexico
Juarez, Chihuahua	205,000	Leased		Backpanel assembly, PCB assembly, custom metal enclosure fabrication, and full system assembly and test
Canada
Toronto	93,000	Owned		PCB fabrication
	15,000	Leased		PCB fabrication
China
Guangzhou	2,250,000	Owned	(a)	PCB and backpanel fabrication
	106,000	Leased
Zhongshan	1,140,000	Owned	(a)	PCB fabrication
Huiyang	400,000	Owned	(a)	PCB fabrication and warehousing
Shanghai	430,000	Owned	(a)	Custom metal enclosure fabrication, backpanel assembly, PCB assembly and full system assembly and test
Shenzhen	286,000	Leased		Custom metal enclosure fabrication, PCB assembly and full system assembly and test

(a)	Although these facilities are owned, we lease the underlying land pursuant to land use rights agreements with the Chinese government, which expire from 2043 to 2052.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

Our common stock is listed on the NASDAQ Global Market under the symbol VIAS, and began trading on February 17, 2010. As of January 27, 2014, the approximate number of holders of our common stock was 2,694. Previously, all of our outstanding common stock was held privately, and accordingly, there was no public trading market for our common stock.

The table below sets forth the range of quarterly high and low sales prices (including intraday prices) for our common stock on the NASDAQ Global Market during the periods indicated.

	Share Price
	High	Low
2012
First Quarter	$19.73	$16.45
Second Quarter	22.85	15.50
Third Quarter	19.71	14.71
Fourth Quarter	17.70	8.44
2013
First Quarter	$16.00	$11.01
Second Quarter	13.97	10.40
Third Quarter	20.06	11.00
Fourth Quarter	16.45	12.00

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

Item 6. Selected Financial Data

The selected financial data and other data below for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, present consolidated financial information of Viasystems and its subsidiaries and have been derived from our audited consolidated financial statements. The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2013	2012(1)	2011	2010(1)	2009
	(dollars in thousands, except per share amounts)
Statements of Operations Data:
Net sales	$1,171,046	$1,159,906	$1,057,317	$929,250	$496,447
Operating expenses:
Cost of goods sold, exclusive of items shown separately below (2)	949,496	927,154	837,686	718,710	398,144
Selling, general and administrative (2)	100,505	109,460	80,300	77,458	45,073
Depreciation	88,060	80,019	65,938	56,372	50,161
Amortization	6,715	4,547	1,710	1,710	1,191
Restructuring and impairment (3)	1,073	19,457	812	8,518	6,626

Operating income (loss)	25,197	19,269	70,871	66,482	(4,748)
Other expense (income):
Interest expense, net	44,797	42,156	28,906	30,871	34,399
Amortization of deferred financing costs	2,898	2,723	2,015	1,994	1,954
Loss on early extinguishment of debt (4)	—	24,234	—	706	2,357
Other, net	(5,983)	(419)	1,202	1,233	3,502

(Loss) income before income taxes	(16,515)	(49,425)	38,748	31,678	(46,960)
Income taxes	11,095	12,793	8,464	16,082	7,757

Net (loss) income	(27,610)	(62,218)	30,284	15,596	(54,717)

Net income attributable to noncontrolling interest	610	89	1,791	2,044	—
Accretion of Redeemable Class B Senior Convertible preferred stock	—	—	—	1,053	8,515
Conversion of Mandatory Redeemable Class A Junior preferred stock (5)	—	—	—	29,717	—
Conversion of Redeemable Class B Senior Convertible preferred stock (5)	—	—	—	105,021	—

Net (loss) income available to common stockholders	$(28,220)	$(62,307)	$28,493	$(122,239)	$(63,232)

Basic (loss) earnings per share	$(1.40)	$(3.12)	$1.43	$(6.81)	$(26.18)

Diluted (loss) earnings per share	$(1.40)	$(3.12)	$1.42	$(6.81)	$(26.18)

Basic weighted average shares outstanding	20,089,507	19,991,190	19,981,022	17,953,233	2,415,266

Diluted weighted average shares outstanding	20,089,507	19,991,190	20,129,787	17,953,233	2,415,266

Balance Sheet Data (at period end):
Cash and cash equivalents	$54,738	$74,816	$71,281	$103,599	$108,993
Restricted cash (6)	—	—	—	—	105,734
Working capital	108,448	142,879	136,733	134,285	113,608
Total assets	1,118,417	1,106,181	839,249	780,573	657,238
Total debt, including current maturities	572,895	575,696	226,770	225,397	330,880
Mandatory Redeemable Class A Junior preferred stock (5)	—	—	—	—	118,836
Redeemable Class B Senior Convertible preferred stock (5)	—	—	—	—	98,327
Stockholders’ equity (deficit)	212,588	231,857	293,072	257,105	(58,040)

(1)	The financial data starting as of and for the year ended December 31, 2012, reflects the acquisition of DDi on May 31, 2012, and the financial data starting as of and for the year ended December 31, 2010, reflects the Recapitalization Agreement and the acquisition of Merix on February 16, 2010.

(2)	Stock compensation expense included in cost of goods sold and selling, general and administrative expenses for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 was $9,414, $10,563, $7,697, $2,870, and $948, respectively.
(3)	Represents restructuring charges taken to downsize and close facilities, and impairment losses related to the write-off of long-lived assets.
(4)	In connection with the repurchase of our $220 million 12.0% Senior Secured Notes due 2015 in 2012, the repurchase of $105.9 million principal amount of our $200 million 10.5% Senior Subordinated Notes due 2011 (the “2011 Notes”) in 2010 and the repurchase of $94.1 million principal amount of our 2011 Notes and the termination of our 2006 credit facility in 2009, we incurred losses on early extinguishment of debt of $24,234, $706 and $2,357, respectively.
(5)	In connection with the Merix Acquisition, the Mandatory Redeemable Class A Junior preferred stock and the Redeemable Class B Senior Convertible preferred stock were reclassified as, and converted into, common stock in February 2010.
(6)	Restricted cash of $105,734 as of December 31, 2009, was held in escrow for the redemption of our 2011 Notes, which occurred in January 2010.

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

Guangzhou Fire

On September 5, 2012, we experienced a fire on the campus of our PCB manufacturing facility in Guangzhou, China which temporarily reduced the facility’s manufacturing capacity (the “Guangzhou Fire”). While we were able to restore some of the lost capacity during the fourth quarter of 2012, it was not until the first quarter of 2013 that all manufacturing processes were restored. Where possible we shifted production of affected products to our other PCB facilities; however, due to customer qualification requirements, we were not able to shift all affected work orders. Production delays caused by the fire resulted in lost business and caused us to incur premium shipping costs to maintain on-time delivery for our customers. In addition, the installation and calibration required to bring new equipment online caused labor inefficiencies and increased scrap rates during the year.

During 2013, we submitted our claims for property damage and losses incurred as a result of the disruption to our business. In December 2013, we received an initial partial reimbursement of $1.6 million from our insurance carrier related to our property damage claim. As of the date of this Report, we continue to actively pursue collection of both our property and business interruption claims through negotiation with our insurance carrier. However, we continue to maintain our rights to pursue our claims in litigation should such negotiations not produce a satisfactory result. We may file litigation against our insurance carrier in the near future in order to preserve our rights and maximize the potential recovery of losses suffered from the fire. The final payment from our insurance carrier for these claims is dependent on many variables that are difficult to predict, and we are not able to estimate the total amount of the recovery we may receive or the timing of such recovery.

Company Overview

We are a technology leader and worldwide provider of complex multi-layer printed circuit boards (“PCBs”) and electro-mechanical solutions (“E-M Solutions”). PCBs serve as the “electronic backbone” of almost all electronic equipment, and our E-M Solutions products and services integrate PCBs and other components into finished or semi-finished electronic equipment, which include custom and standard metal enclosures, metal cabinets, metal racks and sub-racks, backplanes, cable assemblies and busbars. We operate our business in two segments: Printed Circuit Boards, which includes our PCB products, and Assembly, which includes our E-M Solutions products and services.

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

We have fifteen manufacturing facilities, including eight in the United States and seven located outside of the United States, which allows us to take advantage of low cost, high quality manufacturing environments, while serving a broad base of customers around the globe. Our PCB products are produced in our eight domestic facilities, three of our five facilities in China and our one facility in Canada. Our E-M Solutions products and services are provided from our other two facilities in China and our one facility in Mexico. In addition to our manufacturing facilities, to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States. The locations of our engineering and customer service centers correspond directly to the primary areas where we ship our products. For the year ended December 31, 2013, approximately 51.3%, 30.3% and 18.4% of our net sales were generated by shipments to destinations in North America, Asia and Europe, respectively.

Business Overview

As a component manufacturer, our sales trends generally reflect the market conditions in the industries we serve. While we believe the long-term growth prospects for our PCB and E-M Solutions products are positive, economic uncertainty and pricing pressures continue to exist, and our visibility to future demand trends remains limited. During 2013, we completed projects to restore capacity lost due to the Guangzhou Fire and replace capacity lost due to the 2012 closure of our Huizhou, China PCB factory. As this increased capacity has come online, we have experienced increased sales volumes in our Printed Circuit Boards segment.

We expect sales in the automotive end market to improve as we work to optimize our available capacity. In addition, long-term industry demand trends in the automotive electronics market are positive. According to Prismark Partners LLC, a leading PCB industry research firm, the global automotive electronics market is expected to grow at a compound annual growth rate of 6.8% from 2012 to 2017. Market growth in automotive electronics is expected to be driven primarily by growth in worldwide vehicle sales, particularly to customers in emerging markets such as China, increased electronic content per vehicle and increased sales of hybrid and electric vehicles.

While sales trends to our customers in the diverse industrial & instrumentation end market typically follow global economic trends, we have experienced sales declines beginning in the second half of 2012 from certain customers which began manufacturing in-house a portion of the components we supply. We see growth opportunities in this end market as a result of growing demand for alternative energy, market share opportunities in the automated test equipment market and cross selling opportunities between our Printed Circuit Boards and Assembly segments.

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

In the computer and datacommunications end market, we continue to pursue new customers and programs for both our Printed Circuit Boards and Assembly segments, especially in the high-end server and storage sectors which are being driven, in part, by the “Cloud” infrastructure build-out.

In the military and aerospace market, while we continue to pursue market share gains as a result of continuing customer qualification activity, overall demand trends in this market have been negatively impacted by the U.S. government budget sequester. We expect continued pressures on U.S. government defense spending will continue to hamper demand and cause downward pricing pressures. With facilities in China that maintain aerospace quality management certifications, we see growth opportunities in this end market from the growing aerospace production in China.

Results of Operations

Year Ended December 31, 2013, Compared with Year Ended December 31, 2012

Net Sales. Net sales for the year ended December 31, 2013, were $1,171.0 million, representing a $11.1 million, or 1.0%, increase from net sales for the year ended December 31, 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales decreased by approximately $101.9 million, or 8.0%, for the year ended December 31, 2013, as compared with the same period in 2012.

Net sales by end market on a historical basis for the years ended December 31, 2013 and 2012, and on a pro forma basis for the year ended December 31, 2012, were as follows:

	Historical		Pro Forma
End Market (dollars in millions)	2013	2012	2012
Automotive	$353.4	$376.7	$378.6
Industrial & Instrumentation	297.2	311.6	352.3
Telecommunications	201.6	180.0	191.9
Computer and Datacommunications	196.0	199.1	224.3
Military and Aerospace	122.8	92.5	125.8

Total Net Sales	$1,171.0	$1,159.9	$1,272.9

Our net sales of products for end use in the automotive market decreased by approximately $23.3 million, or 6.2%, during the year ended December 31, 2013, compared with 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for end use in this market decreased by approximately $25.2 million, or 6.7%, for the year ended December 31, 2013, as compared to 2012. The decrease was primarily a result of i) reduced sales volume of approximately 8.1% in our Printed Circuit Boards segment driven by manufacturing capacity constraints due to the Guangzhou Fire and closure of our Huizhou, China facility late in 2012 and ii) price reductions on certain programs implemented at the beginning of 2013, partially offset by iii) sales growth to customers in our Assembly segment and iv) positive product mix. Despite lowering selling prices in light of reductions in some material costs, we experienced reduced market share on some programs due to price competitiveness.

Net sales of products ultimately used in the industrial & instrumentation market decreased by approximately $14.4 million, or 4.6%, during the year ended December 31, 2013, compared with 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for end use in this market decreased by approximately $55.1 million, or 15.6%, for the year ended December 31, 2013, as compared with 2012. The decrease in net sales was driven primarily by a decline in sales of wind power and elevator control related programs as certain customers began manufacturing in-house a portion of the components we supply and a decline in demand from customers that support the semiconductor industry.

Net sales of products ultimately used in the telecommunications market increased by approximately $21.6 million, or 12.0%, during the year ended December 31, 2013, as compared with 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this end market increased by approximately $9.7 million, or 5.0%, for the year ended December 31, 2013, as compared with 2012. The increase was primarily a result of demand from a new customer in our Assembly segment and increased sales volume of approximately 2.7% in our Printed Circuit Boards segment.

Net sales of our products for use in the computer and datacommunications markets decreased by approximately $3.1 million, or 1.5%, during the year ended December 31, 2013, as compared with 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this end market decreased by approximately $28.3 million, or 12.6%, for the year ended December 31, 2013, as compared with 2012. The decrease in net sales was primarily a result of reduced demand for certain programs we supply through our Printed Circuit Boards segment and the loss of sales from a program supplied through our Assembly segment that went end-of-life, partially offset by a new customer and program wins in our Assembly segment.

Net sales to customers in the military and aerospace market increased by approximately $30.3 million, or 32.8%, during the year ended December 31, 2013, compared with 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this market decreased by approximately $3.0 million, or 2.3%, for the year ended December 31, 2013, as compared with 2012. While we have increased our market share with certain customers during the year, the decline in sales reflects weakened demand from our customers as a result of uncertainty caused by the U.S. government’s budget processes.

Net sales by segment on a historical basis for the years ended December 31, 2013 and 2012, and on a pro forma basis for the year ended December 31, 2012, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2013	2012	2012
Printed Circuit Boards	$1,008.1	$967.2	$1,080.2
Assembly	174.5	200.1	200.1
Eliminations	(11.6)	(7.4)	(7.4)

Total Net Sales	$1,171.0	$1,159.9	$1,272.9

Printed Circuit Boards segment net sales, including intersegment sales, for the year ended December 31, 2013, increased by $40.9 million, or 4.2%. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, Printed Circuit Boards net sales, including intersegment sales, for the year ended December 31, 2013, decreased by $72.1 million, or 6.7%. This decrease is a result of decreases in net sales in all end markets except the telecommunications end market.

Assembly segment net sales decreased by $25.6 million, or 12.8%, for the year ended December 31, 2013, compared with 2012. The decrease was primarily the result of reduced demand in wind power programs in our industrial & instrumentation end market, partially offset by increased sales to other customers in all our other end markets.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the consolidated statement of operations and comprehensive (loss) income for year ended December 31, 2013, was $949.5 million, or 81.1%, of consolidated net sales. This represents a 1.2 percentage point increase from the 79.9% of consolidated net sales for the year ended December 31, 2012.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates and energy costs in China. Economies of scale can help to offset any adverse trends in these costs. Cost of goods sold as a percentage of sales was impacted during 2013 by costs related to manufacturing inefficiencies at our Guangzhou, China PCB facility as a result of a fire in September 2012 and production inefficiencies in our Anaheim, California PCB operation as we relocated those operations to a new facility. Our results for the year ended December 31, 2013, also reflect a stabilization of material costs which had increased in 2012. With anticipated changes in minimum wage laws in China, we expect our labor costs will increase during 2014, similar to 2013 and prior years. As part of our ongoing efforts to better align overhead costs and operating expenses with market demand, during the third quarter of 2012, we began to reduce staffing at certain of our PCB manufacturing facilities in China. We expect these headcount reductions will be completed during 2014.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. Costs as a percentage of sales during the year ended December 31, 2013, were negatively impacted by inefficiencies and increased overhead costs at our Juarez, Mexico facility as it launched new products and by reduced sales volume and unfavorable product mix at our Shanghai, China facility.

Selling, General and Administrative Costs. Selling, general and administrative costs for the year ended December 31, 2013, decreased by $9.0 million, or 8.2%, to $100.5 million as compared to the year ended December 31, 2012. The decrease was primarily due to i) a $9.2 million decrease in merger and acquisition related costs, ii) a $3.1 million decrease in cash based incentive compensation expense and iii) a $1.2 million decrease in non-cash stock compensation expense, partially offset by a full year of costs associated with manufacturing, sales and administrative sites acquired in the DDi Acquisition as compared to seven months of these costs during 2012. Excluding merger and acquisition related costs, selling, general and administrative costs for the year ended December 31, 2013, decreased by 0.1% to 8.5% as a percentage of sales, as compared with 2012.

Depreciation. Depreciation expense for the year ended December 31, 2013, was $88.1 million, including $83.6 million related to our Printed Circuit Boards segment and $4.5 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $8.1 million, or 10.7%, compared to the same period last year primarily as a result of increased investments in new equipment during the past twelve months and the effect of a full year of depreciation on fixed assets acquired through the DDi Acquisition as compared with only seven months during 2012. Depreciation expense in our Assembly segment during 2013 was essentially unchanged compared to 2012.

Restructuring and Impairment. During the year ended December 31, 2013, we recognized net restructuring charges of $1.1 million, including $0.8 million in our Printed Circuit Boards, $0.2 million in our Assembly segment and $0.1 million in “Other.” Charges incurred in the Printed Circuit Boards segment were primarily related to $0.7 million for the relocation of our Anaheim, California facility. Charges incurred in the Assembly segment related to staffing reductions during the fourth quarter of 2013, and charges incurred in “Other” related to an increase in estimated long-term obligations incurred in connection with plant closures that occurred early in the previous decade.

Anaheim Move

During the second half of 2013, we relocated a PCB manufacturing facility we were leasing in Anaheim, California to a facility we had purchased and renovated in the same city (the “Anaheim Move”). The charges related to the Anaheim Move during 2013 related to lease and moving costs and we expect the total costs related to the move will approximate $1.0 million.

The primary components of restructuring and impairment expense for the years ended December 31, 2013 and 2012, are as follows:

Restructuring Activity (dollars in millions)	2013	2012
Lease and other contractual commitment expenses	$1.2	$1.7
Personnel and severance	(0.1)	16.1
Asset impairment	—	1.7

Total expense, net	$1.1	$19.5

Operating Income. Operating income of $25.2 million for the year ended December 31, 2013, represents an increase of $5.9 million compared with operating income of $19.3 million during the year ended December 31, 2012. The primary sources of operating income for the years ended December 31, 2013 and 2012, are as follows:

Source (dollars in millions)	2013	2012
Printed Circuit Boards segment	$25.3	$27.4
Assembly segment	0.5	1.6
Other	(0.6)	(9.7)

Operating income	$25.2	$19.3

The decrease in operating income in our Printed Circuit Boards segment was primarily the result of higher levels of cost of goods sold relative to sales and increased depreciation and amortization expense, partially offset by decreased selling, general and administrative expense and restructuring costs. Operating income during the second quarter of 2012 reflected a one-time inventory fair value adjustment of approximately $3.9 million related to the DDi Acquisition, which negatively impacted cost of goods sold.

The decrease in operating income in our Assembly segment is primarily the result of lower net sales, partially offset by decreased restructuring costs.

The $0.6 million operating loss in the “Other” segment for the year ended December 31, 2013, relates to restructuring charges related to an increase in estimated long-term obligations incurred in connection with manufacturing facilities which were closed in previous years. The $9.7 million operating loss in the “Other” segment for the year ended December 31, 2012, relates primarily to professional fees associated with the DDi Acquisition.

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

We use Adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact our future operating cash flows as follows:

•	Stock Compensation—non-cash charges associated with recognizing the fair value of stock options and restricted stock awards granted to employees and directors. We exclude these charges to more clearly reflect comparable year-over-year cash operating performance.

•	Restructuring and Impairment Charges—which consist primarily of facility closures and other headcount reductions. We exclude restructuring and impairment charges to more clearly reflect our ongoing operating performance.

•	Costs Relating to Acquisitions and Equity Registrations – professional fees and other non-recurring costs and expenses associated with mergers and acquisition activity as well as costs associated with capital transactions, such as equity registrations. We exclude these costs and expenses because they are not representative of our customary operating expenses.

Reconciliations of operating income to Adjusted EBITDA for the years ended December 31, 2013 and 2012, were as follows:

	December 31,
Source (dollars in millions)	2013	2012
Operating income	$25.2	$19.3
Add-back:
Depreciation and amortization	94.8	84.6
Non-cash stock compensation expense	9.4	10.6
Restructuring and impairment	1.1	19.9
Costs relating to acquisitions and equity registrations	0.6	13.6

Adjusted EBITDA	$131.1	$148.0

Adjusted EBITDA decreased by $16.9 million, or 11.4%, primarily due to higher cost of goods sold relative to sales in 2013, as compared to 2012. Adjusted EBITDA for the years ended December 31, 2013 and 2012, has not been adjusted to exclude net costs related to manufacturing inefficiencies stemming from the 2012 fire at our Guangzhou facility.

Interest Expense, net. Interest expense, net of interest income, was $44.8 million for the year ended December 31, 2013, compared to $42.2 million, for the year ended December 31, 2012. On April 30, 2012, we issued $550.0 million in aggregate principal amount of 7.875% senior secured notes due 2019 and in May 2012, we redeemed our $220.0 million in the aggregate principal amount of 12.0% senior secured notes due 2015 and assumed $14.7 million of mortgage debt in the DDi Acquisition. The increase in interest expense is primarily due to the incremental interest expense associated with the 2019 Notes and mortgage debt which was outstanding for all of 2013 over the interest expense associated with i) the 2015 Notes, which were outstanding for five months during 2012, and ii) the 2019 Notes and mortgage debt, which were outstanding for only a portion of 2012.

Other Income and Expense. Other income, net for the years ended December 31, 2013 and 2012, was $6.0 million and $0.4 million, respectively. For the year ended December 31, 2013, other income, net reflects the reversal of a $9.0 million liability as a result of the lapse of a contingency, partially offset by net foreign currency translation losses.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. For the year ended December 31, 2013, our tax provision includes net expense of $9.0 million related to pre-tax earnings, and an expense of $2.1 million related to other tax matters, including a reversal of $0.6 million of uncertain tax positions due to lapsing of the applicable statute of limitations. For the year ended December 31, 2012, our tax provision included net expense of $9.3 million related to our pre-tax earnings, and an expense of $3.5 million related to other tax matters, including a reversal of $2.7 million of uncertain tax positions due to lapsing of the applicable statute of limitations.

As of December 31, 2013, we had established a full valuation allowance in both the U.S. and Canada for the deferred tax asset for net operating loss carryforwards. During the years ended December 31, 2013 and 2012, we increased the valuation allowance by $1.1 million and $57.0 million, respectively. We continually evaluate our ability to realize our deferred tax assets and may, in the future, reverse the valuation allowance if sufficient supporting evidence exists.

Noncontrolling Interest. Net income attributable to noncontrolling interest of $0.6 million for the year ended December 31, 2013, compares to net income attributable to noncontrolling interest of $0.1 million in 2012, and reflects a noncontrolling interest holder’s (the “Noncontrolling Interest Holder”) 5.0% interest in the profits from our PCB manufacturing facility in Huiyang, China in 2013 and 2012 and the Noncontrolling Interest Holder’s 15.0% interest in the profits from the Huizhou Facility for the period prior to our buyout of that interest in May 2012. The increase in net income attributable to noncontrolling interest during 2013 as compared to 2012 is primarily a result of losses attributable to noncontrolling interest from our Huizhou Facility in 2012.

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

Net sales by segment on a historical basis for the year ended December 31, 2012 and 2011, and on a pro forma basis for the years ended December 31, 2012 and 2011, were as follows:

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

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the consolidated statement of operations and comprehensive (loss) income for year ended December 31, 2012, was $927.2 million, or 79.9%, of consolidated net sales. This represents a 0.7 percentage point increase from the 79.2% of consolidated net sales for the year ended December 31, 2011. In accordance with purchase accounting rules, the inventory acquired from DDi as part of the DDi Acquisition was written up to its fair value, which for work in progress and finished goods approximated its selling price less an estimated profit from the selling effort. As a result, cost of goods sold during the year ended December 31, 2012, reflected the inventory fair value adjustment of approximately $3.9 million, which negatively impacted the ratio of cost of goods sold to net sales. Excluding this adjustment, cost of goods sold relative to consolidated net sales increased by 0.4 percentage points to 79.6%. Cost of goods sold as a percentage of sales was also impacted during the period by i) manufacturing inefficiencies at our Guangzhou, China PCB facility as a result of a fire in September 2012, and ii) a $0.5 million charge to write off inventory which was impaired as a result of the closure of our Huizhou Facility.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates and energy costs in China. Economies of scale can help to offset any adverse trends in these costs. Our results for the year ended December 31, 2012, reflect a stabilization of material and labor costs which had increased in 2011. While we expect short-term stability in labor costs, with anticipated changes in minimum wage laws in China, we expect our labor costs will increase during 2013. As part of our ongoing efforts to better align overhead costs and operating expenses with market demand, during the third quarter of 2012, we gave notice and began to reduce staffing at certain of our PCB manufacturing facilities in China.

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

Restructuring and Impairment. During 2012, we initiated certain restructuring activities as a result of the expiration of the lease of our Huizhou Facility, the integration of the DDi business we acquired in May 2012 and to achieve general cost savings as part of our ongoing efforts to align capacity, overhead costs and operating expenses with market demand. For the year ended December 31, 2012, we recognized $18.4 million of restructuring and impairment charges in our Printed Circuit Boards segment, $0.8 million in our Assembly segment and $0.3 million in our “Other” segment. Restructuring and impairment charges incurred in the Printed Circuit Boards segment during the year ended December 31, 2012, included i) $10.6 million related to the closure of our Huizhou Facility, ii) $0.8 million associated with integrating the newly acquired DDi business, iii) $5.9 million related to general cost savings and iv) a $1.0 million of impairment charges and other costs related to fire damage at our Guangzhou PCB facility. Restructuring and impairment charges incurred in the Assembly segment during the year ended December 31, 2012, related to general cost savings activities which primarily included the closure of our Qingdao, China facility.

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

Guangzhou Fire

On September 5, 2012, we experienced a fire on the campus of our PCB manufacturing facility in Guangzhou, China which resulted in the loss of inventory with a carrying value of approximately $4.7 million and property, plant and equipment with a net book value of approximately $2.0 million. We maintain insurance coverage for property losses caused by fire which is subject to certain deductibles. We expect we will recover the net book value of machinery and equipment destroyed through insurance proceeds, and as of December 31, 2012, recorded an impairment charge of $0.9 million for the amount of the inventory loss we expect will not be covered by insurance.

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

Adjusted EBITDA was $148.0 million for both of the years ended December 31, 2012 and 2011. Higher sales levels were offset by higher cost of goods sold relative to sales in 2012, as compared to 2011, and increased selling, general and administrative costs. Adjusted EBITDA for the year ended December 31, 2012, has not been adjusted to exclude costs related to manufacturing inefficiencies stemming from the 2012 fire at our Guangzhou facility.

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

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. For the year ended December 31, 2012, our tax provision includes net expense of $9.3 million, or 19%, related to pre-tax earnings, and an expense of $3.5 million related to other tax matters, including a reversal of $2.7 million of uncertain tax positions due to lapsing of the applicable statute of limitations. For the year ended December 31, 2011, our tax provision included net expense of $13.3 million, or 34%, related to our pre-tax earnings and net benefit of $4.8 million related to other tax matters.

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

Noncontrolling Interest. Net income attributable to noncontrolling interest of $0.1 million for the year ended December 31, 2012, compares to net income attributable to noncontrolling interest of $1.8 million in 2011, and reflects Noncontrolling Interest Holder’s 5.0% interest in the profits from our PCB manufacturing facility in Huiyang, China and the same noncontrolling interest holder’s 15.0% interest in the profits from the Huizhou Facility for the period prior to our buyout of that interest for $10.1 million in May 2012 in connection with the closure of that facility. For the year ended December 31, 2012, $0.6 million of net income attributable to noncontrolling interest at our Huiyang Facility was partially offset by $0.5 million of loss attributable to noncontrolling interest at our Huizhou Facility.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities was $89.9 million, $78.1 million and $71.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net operating cash flows increased from 2012 to 2013 as a result of a lower net loss in 2013, partially offset by changes in working capital. Working capital changes in 2013 reflect our building of receivables, inventories and payables during 2013 as we recovered from the impact of the Guangzhou Fire and replaced the capacity we lost with the closure of our Huizhou Facility at the end of 2012. Net operating cash flows increased from 2011 to 2012 as a result of changes in working capital partially offset by lower net income. Working capital changes in 2012 reflect the impact of the Guangzhou Fire and the closure of our Huizhou Facility at the end of 2012, which reduced the year-end amount of receivables, inventories and payables at those facilities.

Net cash used in investing activities was $106.6 million, $371.0 million and $101.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Investing cash flow during 2013 related entirely to capital expenditures net of proceeds from the disposal of fixed assets. The increase in the level of net cash used in investing activities in 2012, as compared to 2011, relates primarily to i) $253.5 million of cash consideration paid, net of cash acquired, in the DDi Acquisition, ii) $10.1 million of cash consideration paid to acquire the remaining 15% interest in the Huizhou Facility and iii) increased capital expenditures.

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

Investing cash flows include capital expenditures by our Printed Circuit Boards segment of $100.9 million, $102.1 million and $93.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Capital expenditures in our Printed Circuit Boards segment in 2013 were relatively flat as compared with 2012, and reflect continued spending to increase manufacturing capacity and replace equipment destroyed in the Guangzhou Fire. Increased capital spending during 2012 as compared to 2011 reflects spending to increase manufacturing capacity in anticipation of increased customer demand and the planned closure of our Huizhou Facility.

Capital expenditures related to our Assembly segment for the years ended December 31, 2013, 2012 and 2011 were $6.6 million, $6.0 million and $7.7 million, respectively. The increase in capital expenditures in our Assembly segment in 2013, as compared with 2012, primarily relates to investments at our E-M Solutions facilities to support sales growth. Capital expenditures in our Assembly segment declined by $1.7 million in 2012, as compared to 2011, due to reduced spending following the completion of our new facility in Juarez, Mexico during 2011.

Net cash used in financing activities was $3.4 million for the year ended December 31, 2013, which related primarily to i) $2.2 million of scheduled debt repayments, including the redemption of our $0.9 million in the aggregate principal amount of 4.0% Senior Subordinated Notes due 2013, ii) $0.7 million of tax withholding payments related to net share settlements of stock awards, iii) a $0.3 million optional mortgage debt prepayment and iv) $0.2 million of financing fees related to the extension of the Senior Secured 2010 Credit Facility.

Net cash provided by financing activities was $296.5 million for the year ended December 31, 2012, which related to the issuance of $550.0 million aggregate principal amount of our 2019 Notes, partially offset by i) $16.2 million of related debt issuance costs, ii) the payment of $236.3 million to redeem our 2015 Notes, iii) net repayments of $0.7 million on credit facilities and mortgage debt and iv) a $0.3 million distribution to the Noncontrolling Interest Holder.

Net cash used in financing activities was $2.6 million for the year ended December 31, 2011, which related primarily to a $2.4 million distribution to our Noncontrolling Interest Holder of previously declared but unpaid dividends and repayments of capital lease obligations.

Financing Arrangements

As of December 31, 2013, our financing arrangements included the following:

Shelf Registration Statement

We maintain a shelf registration statement with the Securities and Exchange Commission that allows us to sell up to $150 million of equity or other securities described in the registration statement in one or more offerings. The shelf registration statement, which will expire in March 2014, gives us greater flexibility to raise funds from the sale of our securities, subject to market conditions and our capital needs.

Senior Secured Notes due 2019

During 2012, our subsidiary, Viasystems, Inc., issued $550.0 million of 7.875% Senior Secured Notes due 2019. We incurred $16.2 million of deferred financing fees related to the 2019 Notes that were capitalized and are being amortized over the life of the notes. Interest on the 2019 Notes is due semiannually on May 1 and November 1 of each year. At any time prior to May 1, 2015, we may use the cash proceeds from one or more equity offerings to redeem up to $192.5 million of the aggregate principal amount of the notes at a redemption price of 107.875% plus accrued and unpaid interest. In addition, at any time prior to May 1, 2015, but not more than once in any twelve-month period, we may redeem up to $55.0 million of the aggregate principal amount of the notes at a redemption price of 103% plus accrued and unpaid interest. Furthermore, at any time prior to May 1, 2015, we may redeem all or part of the notes, at a redemption price of 100% plus a “make-whole” premium equal to the greater of a) 1% of the principal amount or b) the excess of i) the present value at the redemption rate of 105.906% of the principal amount redeemed calculated using a discount rate equal to the treasury rate (as defined) plus 50 basis points, over ii) the principal amount of the notes. On or after May 1, 2015, we may redeem all or a portion of the notes during the twelve month periods ended April 30, 2016, 2017 and 2018 at redemption prices of 105.906%, 103.938% and 101.969%, respectively, plus accrued and unpaid interest. After to May 1, 2018, we may redeem the 2019 Notes at the redemption price of 100% plus accrued and unpaid interest. In the event of a Change in Control (as defined), we are required to make an offer to purchase the 2019 Notes at a redemption price of 101%, plus accrued and unpaid interest.

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

The indenture governing the 2019 Notes contains restrictive covenants which, among other things, limit our ability and certain of our subsidiaries, including Viasystems, Inc. and the Subsidiary Guarantors, to: a) incur additional indebtedness or issue disqualified stock or preferred stock; b) create liens; c) pay dividends, make investments or make other restricted payments; d) sell assets; e) consolidate, merge, sell or otherwise dispose of all or substantially all of the assets of Viasystems, Inc. and its subsidiaries; and f) enter into certain transactions with affiliates.

Senior Secured 2010 Credit Facility

Effective as of December 31, 2013, we amended our senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility) with Wells Fargo Capital Finance, LLC primarily for the purpose of extending the maturity date, increasing the maximum potential credit limit, and reducing the applicable margins for loans under the agreement. The Senior Secured 2010 Credit Facility, as amended, provides a secured revolving credit facility in an aggregate principal amount of up to $75.0 million which, upon mutual agreement, may be increased to a maximum of $100.0 million. The facility matures on December 29, 2018. The annual interest rates applicable to loans under the Senior Secured 2010 Credit Facility are, at our option, either the Prime Rate or Eurodollar Rate (each as defined in the Senior Secured 2010 Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our Monthly Average Excess Availability (as defined in the Senior Secured 2010 Credit Facility) and ranges from 0.25% to 0.75% for Prime Rate loans and 1.75% to 2.25% for Eurodollar Rate loans. In addition, the Company is required to pay an unused line fee and other fees as defined in the Senior Secured 2010 Credit Facility.

The Senior Secured 2010 Credit Facility is guaranteed by and secured by substantially all of the assets of our current and future material domestic subsidiaries, subject to certain exceptions as set forth in the Senior Secured 2010 Credit Facility. The Senior Secured 2010 Credit Facility contains negative covenants restricting and limiting our ability to, among other things:

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

Under the Senior Secured 2010 Credit Facility, if the Excess Availability (as defined in the Senior Secured 2010 Credit Facility) is less than $9.4 million, then we must maintain, on a monthly basis, a minimum fixed charge coverage ratio of 1.0 to 1.0.

We incurred $2.5 million of deferred financing fees, including the 2013 amendment, related to the Senior Secured 2010 Credit Facility which have been capitalized and are being amortized over the life of the facility. As of December 31, 2013, the Senior Secured 2010 Credit Facility supported letters of credit totaling $1.5 million, and approximately $71.0 million was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

Our unsecured revolving credit facility between our Kalex Multi-layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary and China Construction Bank, Zhongshan Branch (the “Zhongshan 2010 Credit Facility”), provides for borrowing denominated in Renminbi (“RMB”) and foreign currency including the U.S. dollar. Borrowings are guaranteed by KMLCB’s sole Hong Kong parent company, Kalex Circuit Board (China) Limited. This revolving credit facility is renewable annually upon mutual agreement. Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or ii) the interest rate quoted by the Peoples Bank of China for Chinese RMB denominated loans. The Zhongshan 2010 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility. As of December 31, 2013, $10.0 million in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at an interest rate of 3.4%, and approximately $30.8 million of the revolving credit facility was unused and available.

Senior Subordinated Convertible Notes due 2013

On May 15, 2013, we redeemed all $0.9 million principal amount of our outstanding senior subordinated convertible notes due 2013 upon their scheduled maturity.

North America Mortgage Loans

Toronto Mortgages

Our mortgage loans with Business Development Bank of Canada (“BDC”) consists of two loan agreements, one denominated in U.S. dollars and the second denominated in Canadian dollars, which are secured by the land, building and certain equipment at our manufacturing facility in Toronto, Canada. The loan agreements contain a covenant requiring us to maintain an available funds coverage ratio of 1.5 to 1.0. As of December 31, 2013, the balance of the U.S. dollar loan was $0.8 million. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.4% (3.30% as of December 31, 2013) and will mature in October 2015. As of December 31, 2013, the U.S. dollar equivalent balance of the Canadian dollar loan was $3.7 million. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.75% (4.25% as of December 31, 2013) and will mature in September 2028.

Anaheim Mortgage

Our mortgage loan with Wells Fargo Bank is secured by the land and building at our manufacturing facility in Anaheim, California. The loan agreement contains a covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.25 to 1.0. As of December 31, 2013, the balance of the loan was $5.1 million. The loan bears interest at a fixed rate of 4.326%, and will mature in March 2019, when a balloon principal payment of $3.4 million will be due.

Cleveland Mortgage

Our mortgage loan with Zions Bank is secured by the land and building of at our manufacturing facility in Cuyahoga Falls, Ohio. As of December 31, 2013, the balance of the loan was $1.4 million. The loan bears interest at a variable rate equal to the Federal Home Loan Bank of Seattle prime rate plus 2% (3.25% as of December 31, 2013), and will mature in November 2032.

Denver Mortgage

Our mortgage loan with GE Real Estate is secured by the land and building at our manufacturing facility in Littleton, Colorado. As of December 31, 2013, the balance of the loan was $1.0 million. The loan bears interest at a fixed rate of 7.55%, and will mature in July 2032.

North Jackson Mortgage

Our mortgage loan with Key Bank is secured by the land and building at our manufacturing facility in North Jackson, Ohio. As of December 31, 2013, the balance of the loan was $0.3 million. The loan bears interest at a variable rate equal to 30 Day LIBOR plus 1.5% (1.67% as of December 31, 2013), and will mature in April 2015.

Liquidity

We had cash and cash equivalents at December 31, 2013 and 2012, of $54.7 million and $74.8 million, respectively, of which $34.5 million and $37.0 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. We permanently reinvest the earnings of our foreign subsidiaries outside the United States, and our current plans do not demonstrate a need to repatriate them to fund our United States operations. If these funds were to be needed for our operations in the United States, we would be required to record and pay significant taxes to repatriate these funds (see Note 12 in the accompanying notes to the consolidated financial satatements). At December 31, 2013, we had outstanding borrowings and letters of credit of $10.0 million and $1.5 million, respectively, under various credit facilities; and approximately $101.8 million of the credit facilities were unused and available. The agreements underlying our credit facilities include restrictive and financial covenants and, as of December 31, 2013, we were in compliance with these covenants.

We believe that cash flow from operations, availability on credit facilities and available cash on hand will be sufficient to fund our recurring capital expenditure requirements and other currently anticipated cash needs for the next 12 months. However, our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control. Therefore, we cannot be assured that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under our credit facilities or that we will be able to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness.

Our principal liquidity requirements over the next twelve months will be for i) $21.7 million semi-annual interest payments required in connection with the 2019 Notes, payable in May and November each year, ii) capital expenditure needs of our continuing operations, iii) working capital needs, and iv) debt service requirements in connection with our credit facilities and other debt. In addition, the potential for acquisitions of other businesses in the future may require additional debt or equity financing. We continue to explore certain strategic alternatives that may impact our liquidity, including but not limited to acquisitions, debt refinancing, debt retirement and equity offerings. We can give no assurance about our ability to execute any of these alternatives.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined under Securities and Exchange Commission rules.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2013, was approximately $215.0 million, which includes $165.5 million and $49.5 million from our Printed Circuit Boards and Assembly segments, respectively. This compares with our backlog of unfilled orders of $200.0 million at December 31, 2012, which included $170.5 million and $29.5 million from our Printed Circuit Boards and Assembly Segments, respectively. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

Related Party Transactions

Noncontrolling Interest Holder

We purchase consulting and other services from the Noncontrolling Interest Holder which owns 5% of the subsidiary that operates our PCB manufacturing facility in Huiyang, China. During each of the years ended December 31, 2013, 2012 and 2011, we paid the Noncontrolling Interest Holder $0.1 million related to these services. Prior to the 2012 closure of the Huizhou Facility, we made rental payments and purchased consulting and other services from the Noncontrolling Interest Holder related to the Huizhou Facility. During each of the years ended December 31, 2012 and 2011, we paid the Noncontrolling Interest Holder $0.7 million related to these rental payments service fees.

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

Long-Lived Assets, Excluding Goodwill

We review the carrying amounts of property, plant and equipment, definite-lived intangible assets and other long-lived assets for potential impairment if an event occurs or circumstances change that indicates the carrying amount may not be recoverable. In evaluating the recoverability of a long-lived asset, we compare the carrying values of the assets with corresponding estimated undiscounted future operating cash flows. In the event the carrying values of long-lived assets are not recoverable by future undiscounted operating cash flows, impairments may exist. In the event of impairment, an impairment charge would be measured as the amount by which the carrying value of the relevant long-lived assets exceeds their fair value. No impairments were recorded in 2013 and 2011. During 2012 we recognized an impairment loss to fixed assets of $0.7 million as a result of the closure of our Huizhou, China PCB manufacturing facility.

Goodwill

At December 31, 2013, our goodwill balance relates entirely to our Printed Circuit Boards segment. We conduct an assessment of the carrying value of goodwill annually, as of the first day of our fourth fiscal quarter, or more frequently if circumstance arise which would indicate the fair value of a reporting unit is below its carrying amount. During 2013, we performed a quantitative test for impairment of goodwill. The performance of a quantitative test requires us to make certain assumptions and estimates in determining fair value of our reporting units. When performing such a test, we use multiple methods to estimate the fair value of our reporting units, including discounted cash flow analyses and an EBITDA-multiple approach, which derives an implied fair value of a business unit based on the market value of comparable companies expressed as a multiple of those companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”). Discounted cash flow analyses require us to make significant assumptions about discount rates, sales growth, profitability and other factors. The EBITDA-multiple approach requires us to judgmentally select comparable companies based on factors such as their nature, scope and size. Significant judgment is required in making assumptions and estimates to perform a quantitative impairment test, and should our assumptions change in the future, our fair value models could result in lower fair values, which could materially affect the value of goodwill and our operating results. No adjustments were recorded to the balance of goodwill as a result of this test.

In any given year, in lieu of a quantitative test, we may elect to perform a qualitative assessment to screen for potential impairment of goodwill. If, as a result of the qualitative assessment, we are not able to conclude it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then we would be required to perform a quantitative test for impairment. A qualitative assessment requires us to consider a number of relevant factors and conclude whether it is more likely than not that the fair value of a reporting unit is more than its carrying amount. In performing our qualitative assessment to screen for potential impairment of goodwill, we considered a number of factors, including i) macroeconomic conditions, ii) factors impacting our industry and the end markets we serve, iii) factors impacting our costs to manufacture products and operate our business, iv) the financial performance of reporting units compared with projections and prior periods, v) reporting unit specific events which could impact future operating results, vi) the market value of our debt and equity securities, and vii) other relevant events and circumstances identified at the time of the assessment.

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

Recently Adopted Accounting Pronouncements

On January 1, 2013, we adopted a new accounting standard which requires us to disclose additional information about financial instruments that have been offset on our balance sheet. Assets and liabilities for financial instruments, such as cash flow hedge contracts, which are covered by master netting agreements, are reported net, with gross positive fair values netted with gross negative fair values by counterparty. While the adoption of this standard impacts our disclosures, it does not change the way we account for such financial instruments and has no effect on our financial condition or results of operations.

On January 1, 2012, we adopted an accounting standard which changed the way accumulated other comprehensive income is presented in our financial statements and elected to begin reporting accumulated other comprehensive income in a continuous consolidated statement of operations and other comprehensive income. In addition, certain other aspects of the new standard were adopted as of January 1, 2013, requiring additional disclosure about reclassification adjustments out of accumulated other comprehensive income. The adoption of this standard had no effect on our financial condition or results of operations.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued a new accounting standard to provide guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward exists. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward if the settlement of such liability is required or expected in the event the uncertain tax position is disallowed. This standard will be applicable for us beginning in 2014, and we do not expect the adoption of this standard will have a material impact on our consolidated financial statements when adopted.

Contractual Obligations

The following table provides a summary of future payments due under contractual obligations and commitments as of December 31, 2013:

	Payments due by period
	Less than	1-3	3-5	More than
Contractual Obligations (dollars in millions)	1 year	years	years	5 years	Total
2019 Notes	$—	$—	$—	$550.0	$550.0
Interest on 2019 Notes	43.3	86.6	86.6	14.3	230.8
North America Mortgage Loans, including interest	2.4	2.5	2.0	9.1	16.0
Capital lease payments	0.1	0.3	0.3	0.2	0.9
Zhongshan 2010 Credit Facility	10.0	—	—	—	10.0
Operating leases	10.1	14.8	9.6	11.6	46.1
Restructuring payments	1.6	0.2	0.2	1.3	3.3
Management fees	0.3	0.7	0.8	11.3	13.1
Deferred compensation	0.4	0.2	0.2	1.4	2.2
Purchase orders	69.0	—	—	—	69.0

Total (a)	$137.2	$105.3	$99.7	$599.2	$941.4

(a)	The liability for unrecognized tax benefits of $28.2 million included in other non-current liabilities at December 31, 2013, has been excluded from the above table as we cannot make a reasonably reliable estimate of the timing of future payments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2013, we had $6.1 million of outstanding borrowings with variable interest rates, and we may have additional variable rate debt in the future. Accordingly, our earnings and cash flows could be affected by changes in interest rates in the future. Based on the December 31, 2013 reference rates, we do not believe a 10% movement in the reference rates would have a material effect on our financial condition, operating results or cash flows.

Foreign Currency Exchange Rate Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At December 31, 2013, we have foreign currency hedge instruments outstanding that hedge a notional amount of approximately 479.1 million Chinese RMB at an average exchange rate of 6.18 RMB per one U.S. dollar with a weighted average remaining maturity of 6.4 months. In January 2014, we entered into derivative contracts to hedge an additional 786.6 million RMB with a weighted average exchange rate of 6.05 RMB per one U.S. dollar.

Based on December 31, 2013 exchange rates and our RMB denominated operating expenses for the year ended December 31, 2013, an increase or decrease in the RMB exchange rate of 10% (ignoring the effects of hedging) would result in an increase or decrease in our annual operating expenses of approximately $48.4 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Viasystems Group, Inc.

We have audited the accompanying consolidated balance sheets of Viasystems Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viasystems Group, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Viasystems Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 14, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 14, 2014

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$54,738	$74,816
Accounts receivable, net	196,126	183,148
Inventories	122,182	111,029
Deferred taxes	9,361	7,806
Prepaid expenses and other	28,770	31,032

Total current assets	411,177	407,831
Property, plant and equipment, net	446,488	427,968
Goodwill	151,283	151,283
Intangible assets, net	96,183	102,817
Deferred financing costs, net	12,593	15,304
Other assets	693	978

Total assets	$1,118,417	$1,106,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$11,387	$12,250
Accounts payable	203,122	161,890
Accrued and other liabilities	85,009	88,477
Income taxes payable	3,211	2,335

Total current liabilities	302,729	264,952
Long-term debt, less current maturities	561,508	563,446
Other non-current liabilities	41,592	45,926

Total liabilities	905,829	874,324
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 20,759,014 and 20,624,255 shares issued and outstanding	208	206
Paid-in capital	2,394,268	2,385,522
Accumulated deficit	(2,193,289)	(2,165,069)
Accumulated other comprehensive income	8,461	8,868

Total Viasystems stockholders’ equity	209,648	229,527
Noncontrolling interest	2,940	2,330

Total stockholders’ equity	212,588	231,857

Total liabilities and stockholders’ equity	$1,118,417	$1,106,181

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net sales	$1,171,046	$1,159,906	$1,057,317
Operating expenses:
Cost of goods sold, exclusive of items shown separately below	949,496	927,154	837,686
Selling, general and administrative	100,505	109,460	80,300
Depreciation	88,060	80,019	65,938
Amortization	6,715	4,547	1,710
Restructuring and impairment	1,073	19,457	812

Operating income	25,197	19,269	70,871
Other expense (income):
Interest expense, net	44,797	42,156	28,906
Amortization of deferred financing costs	2,898	2,723	2,015
Loss on early extinguishment of debt	—	24,234	—
Other, net	(5,983)	(419)	1,202

(Loss) income before income taxes	(16,515)	(49,425)	38,748
Income taxes	11,095	12,793	8,464

Net (loss) income	$(27,610)	$(62,218)	$30,284

Less:
Net income attributable to noncontrolling interest	$610	$89	$1,791

Net (loss) income attributable to common stockholders	$(28,220)	$(62,307)	$28,493

Basic (loss) earnings per share	$(1.40)	$(3.12)	$1.43

Diluted (loss) earnings per share	$(1.40)	$(3.12)	$1.42

Basic weighted average shares outstanding	20,089,507	19,991,190	19,981,022

Diluted weighted average shares outstanding	20,089,507	19,991,190	20,129,787

Comprehensive (loss) income:
Net (loss) income	$(27,610)	$(62,218)	$30,284
Change in fair value of derivatives, net of tax	(407)	813	507
Foreign currency translation, net of taxes	—	—	(148)

Comprehensive (loss) income	(28,017)	(61,405)	30,643
Less:
Comprehensive income attributable to noncontrolling interests	610	89	1,791

Comprehensive (loss) income attributable to common stockholders	$(28,627)	$(61,494)	$28,852

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock Shares	Common Stock at Par	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
Balance at December 31, 2010	20,238,085	$202	$2,376,197	$(2,131,255)	$7,696	$4,265	$257,105
Comprehensive income:
Net income	—	—	—	28,493	—	1,791	30,284
Change in fair value of derivatives, net of taxes of $436	—	—	—	—	507	—	507
Foreign currency translation, net of taxes of $0	—	—	—	—	(148)	—	(148)
Exercise of stock options	833	—	18	—	—	—	18
Issuance of restricted stock awards	154,519	2	(2)	—	—	—	—
Forfeiture of restricted stock awards	(3,428)	—	—	—	—	—	—
Distributions to noncontrolling interest holder	—	—	—	—	—	(2,391)	(2,391)
Stock compensation expense	—	—	7,697	—	—	—	7,697

Balance at December 31, 2011	20,390,009	204	2,383,910	(2,102,762)	8,055	3,665	293,072
Net (loss) income	—	—	—	(62,307)	—	89	(62,218)
Change in fair value of derivatives, net of taxes of $0	—	—	—	—	813	—	813
Issuance of restricted stock awards	240,825	2	(2)	—	—	—	—
Forfeiture of restricted stock awards	(6,579)	—	—	—	—	—	—
Distribution to noncontrolling interest holder	—	—	—	—	—	(267)	(267)
Purchase of remaining interest in Huizhou subsidiary	—	—	(8,949)	—	—	(1,157)	(10,106)
Stock compensation expense	—	—	10,563	—	—	—	10,563

Balance at December 31, 2012	20,624,255	206	2,385,522	(2,165,069)	8,868	2,330	231,857
Net (loss) income	—	—	—	(28,220)	—	610	(27,610)
Change in fair value of derivatives, net of taxes of $256	—	—	—	—	(407)	—	(407)
Issuance of restricted stock awards	203,089	2	(2)	—	—	—	—
Forfeiture of restricted stock awards	(11,509)	—	—	—	—	—	—
Shares withheld for payment of taxes upon vesting of restricted stock awards	(56,821)	—	(666)	—	—	—	(666)
Stock compensation expense	—	—	9,414	—	—	—	9,414

Balance at December 31, 2013	20,759,014	$208	$2,394,268	$(2,193,289)	$8,461	$2,940	$212,588

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(27,610)	$(62,218)	$30,284
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	94,775	84,566	67,648
Non-cash stock compensation expense	9,414	10,563	7,697
Amortization of deferred financing costs	2,898	2,723	2,015
Deferred income taxes	(652)	306	(1,286)
(Gain) loss on disposition of assets, net	(161)	551	980
Non-cash impact of exchange rates	(95)	155	351
Loss on early extinguishment of debt	—	24,234	—
Change in restricted cash	—	6,830	—
Impairment of property, plant and equipment	—	747	—
Amortization of original issue discount on 2015 Notes	—	665	1,596
Change in assets and liabilities:
Accounts receivable	(12,978)	51,090	(26,818)
Inventories	(11,153)	29,868	(21,580)
Prepaid expenses and other	2,204	4,633	(9,439)
Accounts payable	41,232	(58,444)	33,586
Accrued and other liabilities	(8,879)	(15,207)	(12,925)
Income taxes payable	876	(2,973)	(698)

Net cash provided by operating activities	89,871	78,089	71,411
Cash flows from investing activities:
Capital expenditures	(108,521)	(108,721)	(101,664)
Proceeds from disposals of property, plant and equipment	1,956	1,272	568
Acquisition of DDi, net of cash acquired	—	(253,464)	—
Acquisition of remaining interest in Huizhou, China facility	—	(10,106)	—

Net cash used in investing activities	(106,565)	(371,019)	(101,096)
Cash flows from financing activities:
Proceeds from borrowings under credit facilities	10,000	10,000	10,000
Repayments of borrowings under mortgages, capital leases and credit facilities	(11,636)	(10,787)	(10,260)
Repayment of Senior Subordinated Convertible Notes due 2013	(895)	—	—
Withholding taxes related to stock awards net share settlements	(666)	—	—
Financing and other fees	(187)	(16,186)	—
Proceeds from issuance of 7.875% Senior Secured Notes due 2019	—	550,000	—
Repayment of 12.0% Senior Secured Notes	—	(236,295)	—
Distributions to noncontrolling interest holder	—	(267)	(2,391)
Proceeds from exercise of stock options	—	—	18

Net cash (used in) provided by financing activities	(3,384)	296,465	(2,633)
Net change in cash and cash equivalents	(20,078)	3,535	(32,318)
Cash and cash equivalents, beginning of year	74,816	71,281	103,599

Cash and cash equivalents, end of year	$54,738	$74,816	$71,281

Supplemental cash flow information:
Interest paid	$44,598	$46,294	$27,399

Income taxes paid, net	$9,051	$14,827	$12,939

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

Amounts accrued for warranty reserves are included in accrued and other liabilities (see Note 8). The following table summarizes changes in the reserve for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Balance, beginning of year	$9,211	$5,999
Provision	8,501	6,540
Acquired from DDi	—	3,817
Claims and adjustments	(9,173)	(7,145)

Balance, end of year	$8,539	$9,211

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

As a result of the reversal of cumulative translation adjustments in connection with the liquidation of certain foreign investments, the Company recorded net translation adjustments of $148 for the year ended December 31, 2011, which reduced accumulated other comprehensive income in that year.

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

Earnings or Loss Per Share

The Company computes basic (loss) earnings per share by dividing its net (loss) income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The computation of diluted (loss) earnings per share is based on the weighted average number of common shares outstanding during the period plus dilutive common equivalent shares (consisting primarily of employee stock options and unvested stock awards). The potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method.

The components used in the computation of our basic and diluted (loss) earnings per share attributable to common stockholders were as follows:

	Year Ended December 31,
	2013	2012	2011
Net (loss) income attributable to common stockholders	$(28,220)	$(62,307)	$28,493

Basic weighted average shares outstanding	20,089,507	19,991,190	19,981,022
Dilutive effect of stock options	—	—	2,630
Dilutive effect of restrictive stock awards	—	—	146,135
Dilutive effect of performance share units	—	—	—

Dilutive weighted average shares outstanding	20,089,507	19,991,190	20,129,787

Basic (loss) earnings per share	$(1.40)	$(3.12)	$1.43

Diluted (loss) earnings per share	$(1.40)	$(3.12)	$1.42

For the year ended December 31, 2013, the calculation of diluted weighted average shares outstanding excludes i) the effect of options to purchase 1,869,124 shares of common stock, ii) unvested restricted stock awards of 576,042 because their inclusion would be antidilutive, and iii) the effect of performance share units representing a maximum of 971,518 shares of common stock because the related performance measures were not attainable during the period. For the year ended December 31, 2012, the calculation of diluted weighted average shares outstanding excludes i) the effect of options to purchase 2,029,010 shares of common stock, ii) unvested restricted stock awards of 629,435, iii) long-term debt convertible into 6,593 shares of common stock because their inclusion would be antidilutive and iv) the effect of performance share units representing a maximum of 278,686 shares of common stock because the related performance measures were not attainable during the period. For the year ended December 31, 2011, the calculation of diluted weighted average shares outstanding excludes i) the effect of options to purchase 1,644,812 shares of common stock and ii) long-term debt convertible into 6,593 shares of common stock because their inclusion would be antidilutive.

Employee Stock-Based Compensation

The Company maintains two stock option plans, the “2010 Equity Incentive Plan” and the “2003 Stock Option Plan,” and recognizes compensation expense for share-based awards, including stock options and restricted stock awards, ratably over the awards’ vesting periods based on the grant date fair values of the awards (see Note 14).

Noncontrolling Interest

The Company owns a majority interest in its subsidiary that operates a manufacturing facility in Huiyang, China, and a noncontrolling interest holder (the “Noncontrolling Interest Holder”) owns 5% of this subsidiary. During the first five months of 2012, the Company also owned a majority interest in its subsidiary that operated a manufacturing facility in Huizhou, China (the “Huizhou Facility”), and the Noncontrolling Interest Holder owned 15% of that subsidiary. In connection with the closure of the Huizhou Facility in 2012, the Company purchased the 15% noncontrolling interest which increased the Company’s ownership to 100%. Noncontrolling interest is reported as a component of equity, and net income attributable to the noncontrolling interest is reported as a reduction from net income to arrive at net income attributable to the Company’s common stockholders.

Research and Development

Research, development and engineering expenditures for the creation and application of new products and processes were approximately $4,304, $3,615 and $2,517 for the years ended December 31, 2013, 2012 and 2011, respectively. Research and development is included in the selling, general and administrative line item on the consolidated statements of operations and comprehensive (loss) income.

Reclassifications

The accompanying consolidated financial statements for prior years contain certain reclassifications to conform to the presentation used in the current period.

Recently Adopted Accounting Pronouncements

On January 1, 2013, the Company adopted a new accounting standard which requires it to disclose additional information about financial instruments that have been offset on its balance sheet. Assets and liabilities for financial instruments, such as cash flow hedge contracts, which are covered by master netting agreements, are reported net, with gross positive fair values netted with gross negative fair values by counterparty. While the adoption of this standard impacts the Company’s disclosures, it does not change the way the Company accounts for such financial instruments and has no effect on the Company’s financial condition or results of operations.

On January 1, 2012, the Company adopted an accounting standard which changes the way accumulated other comprehensive income is presented in its financial statements and elected to begin reporting accumulated other comprehensive income in a continuous consolidated statement of operations and other comprehensive income. In addition, certain other aspects of the new standard were adopted as of January 1, 2013, requiring additional disclosure about reclassification adjustments out of accumulated other comprehensive income. The adoption of this standard had no effect on the Company’s financial condition or results of operations (see Note 16).

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued a new accounting standard to provide guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward exists. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward if the settlement of such liability is required or expected in the event the uncertain tax position is disallowed. This standard will be applicable for the Company beginning in 2014, and the Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements when adopted.

2. The DDi Acquisition

On May 31, 2012, the Company acquired DDi Corp. (“DDi”) in an all cash purchase transaction pursuant to which DDi became a wholly owned subsidiary of the Company (the “DDi Acquisition”).

Pro Forma Information (unaudited)

The following unaudited pro forma information presents the combined results of operations of Viasystems and DDi for the year ended December 31, 2012, as if the DDi Acquisition had been completed on January 1, 2012, with adjustments to give effect to pro forma events that are directly attributable to the DDi Acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the companies. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma results of operations:

Year Ended December 31, 2012
Net sales	$1,272,908

Net (loss) income	$(22,909)

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

3. Accounts Receivable and Concentration of Credit Risk

The allowance for doubtful accounts is included in accounts receivable, net in the accompanying consolidated balance sheets.

The activity in the allowance for doubtful accounts is summarized as follows:

	2013	2012	2011
Balance, beginning of year	$2,680	$2,770	$2,280
Provision	1,660	2,066	2,499
Write-offs, credits and adjustments	(693)	(2,156)	(2,009)

Balance, end of year	$3,647	$2,680	$2,770

For the years ended December 31, 2013, 2012 and 2011, sales to the Company’s ten largest customers accounted for approximately 40.6%, 49.0% and 58.8% of the Company’s net sales, respectively. During the years ended December 31, 2013, 2012 and 2011 one customer, Robert Bosch GmbH, individually accounted for more than 10% of our net sales, with sales representing 12.6%, 13.9% and 14.5% of our net sales in those years, respectively. Sales to Robert Bosch GmbH occurred in the Printed Circuit Boards segment.

4. Inventories

The composition of inventories at December 31, is as follows:

	2013	2012
Raw materials	$42,538	$42,149
Work in process	35,504	34,136
Finished goods	44,140	34,744

Total	$122,182	$111,029

5. Property, Plant and Equipment

The composition of property, plant and equipment at December 31, is as follows:

	2013	2012
Land and buildings	$157,245	$126,142
Machinery, equipment and systems	638,348	718,321
Leasehold improvements	91,662	84,197
Construction in progress	26,874	24,848

	914,129	953,508
Less: Accumulated depreciation	(467,641)	(525,540)

Total	$446,488	$427,968

6. Goodwill and Other Intangible Assets

As of December 31, 2013, the Company had recorded goodwill of $151,283 from prior acquisitions which related entirely to its Printed Circuit Boards segment. The Company conducts an assessment of the carrying value of goodwill annually, as of the first day of its fourth fiscal quarter, or more frequently if circumstances arise which would indicate the fair value of a reporting unit with goodwill is below its carrying amount. No adjustments were recorded to goodwill as a result of these assessments.

The components of intangible assets subject to amortization were as follows:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technologies	$20,371	$(19,830)	$541	$20,371	$(18,904)	$1,467
Customer list	88,015	(7,967)	80,048	88,015	(3,430)	84,585
Manufacturer sales representative network	17,115	(1,769)	15,346	17,115	(857)	16,258
Patents, trademarks and trade name	2,615	(2,367)	248	2,535	(2,028)	507

Total	$128,116	$(31,933)	$96,183	$128,036	$(25,219)	$102,817

The expected future annual amortization expense of definite-lived intangible assets for the next five fiscal years is as follows:

Year Ended December 31,
2014	$6,154
2015	5,483
2016	5,475
2017	5,471
2018	5,460
Thereafter	68,140

Total	$96,183

7. Restructuring and Impairment

As of December 31, 2013, the reserve for restructuring charges included $1,224, $261 and $1,342 related to i) activities initiated in 2012 to achieve general cost savings, ii) the closure of its Huizhou Facility and iii) plant shutdowns and downsizings which occurred in 2001 through 2005 as a result of the economic downturn that began in 2000 (the “2001 Restructuring”), respectively.

The following tables summarize changes in the reserve for the years ended December 31, 2013, 2012 and 2011:

		Year Ended December 31, 2013
	Reserve 12/31/12	Charges	Reversals	Net Charges	Cash Payments	Adjustments		Reserve 12/31/13
Restructuring activities:
Personnel and severance	$3,758	$276	$(436)	$(160)	$(2,011)	$—		$1,587
Lease and other contractual commitments	1,610	1,250	(17)	1,233	(1,650)	47	(a)	1,240

	$5,368	$1,526	$(453)	$1,073	$(3,661)	$47		$2,827

		Year Ended December 31, 2012
	Reserve 12/31/11	Charges	Reversals	Net Charges	Cash Payments	Adjustments		Reserve 12/31/12
Restructuring activities:
Personnel and severance	$190	$16,151	$—	$16,151	$(12,583)	$—		$3,758
Lease and other contractual commitments	952	1,622	—	1,622	(1,050)	86	(a)	1,610
Asset impairments	—	1,684	—	1,684	—	(1,684)		—

	$1,142	$19,457	$—	$19,457	$(13,633)	$(1,598)		$5,368

		Year Ended December 31, 2011
	Reserve 12/31/10	Charges	Reversals	Net Charges	Cash Payments	Adjustments		Reserve 12/31/11
Restructuring activities:
Personnel and severance	$445	$—	$(134)	$(134)	$(121)	$—		$190
Lease and other contractual commitments	1,277	946	—	946	(1,302)	31	(a)	952

	$1,722	$946	$(134)	$812	$(1,423)	$31		$1,142

(a)	Represents accretion of interest on discounted restructuring liabilities.

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available at the time. The amounts the Company ultimately incurs may change as the balance of the plans are executed. Expected cash payout of the accrued expenses is as follows:

Year Ended December 31,
2014	$1,632
2015	100
2016	104
2017	108
2018	104
Thereafter	1,275

Total	3,323
Less: Amounts representing interest	(496)

Restructuring liability	$2,827

2013 Restructuring and Impairment Charges

During the year ended December 31, 2013, the Company recognized net restructuring charges of $1,073, including $818 in its Printed Circuit Boards segment, $183 in its Assembly segment and $72 in its “Other” segment (see Note 15). Charges incurred in the Printed Circuit Boards segment included i) $741 related to the relocation of the Company’s Anaheim, California facility, ii) $334 related to the closure of the Huizhou Facility, iii) $102 related to the 2012 fire at the Company’s Guangzhou, China PCB factory and iv) $77 related to staffing reductions at certain North America manufacturing facilities, partially offset by the reversal of $436 of accrued severance costs associated with the closure of the Huizhou Facility. Charges incurred in the Assembly segment related to staffing reductions during the fourth quarter of 2013, and charges incurred in the “Other” segment related to an increase in estimated long-term obligations incurred in connection with the 2001 Restructuring.

Anaheim Move

During the second half of 2013, the Company relocated a PCB manufacturing facility it was leasing in Anaheim, California to a facility it had purchased and renovated in the same city (the “Anaheim Move”). The charges related to the Anaheim Move during 2013 related to lease and moving costs. The Company expects the total costs related to the Anaheim Move to be approximately $1,000.

Huizhou PCB Facility Closure

The Huizhou Facility ceased operations during the third quarter of 2012, and was decommissioned and returned to its landlord in January 2013. During the year ended December 31, 2013, the Company incurred $334 of moving costs related to relocating the operations of the Huizhou Facility to its other PCB facilities in China, and reversed $436 of accrued severance costs as a result of favorable resolutions of related contingencies.

2012 Restructuring and Impairment Charges

During the year ended December 31, 2012, the Company recognized $19,457 of restructuring and impairment charges, including $18,405 in its Printed Circuit Boards segment, $801 in its Assembly segment and $251 in “Other.” Restructuring and impairment charges incurred in the Printed Circuit Boards segment included i) $10,662 related to the closure of its Huizhou Facility, ii) $826 associated with integrating the newly acquired DDi business, iii) $5,923 related to general cost savings and iv) $994 of impairment charges and other costs related to fire damage at its Guangzhou, China PCB facility. Restructuring and impairment charges incurred in the Assembly segment related to general cost savings which primarily included the closure of the Company’s Qingdao facility. Restructuring charges incurred in “Other” related to a revaluation of certain employee benefit obligations related to the 2001 Restructuring.

Guangzhou Fire

On September 5, 2012, the Company experienced a fire on the campus of its PCB manufacturing facility in Guangzhou, China which resulted in the loss of inventory with a carrying value of $4,692 and property, plant and equipment with a net book value of $1,988. The Company maintains insurance coverage for property losses and business interruptions caused by fire which is subject to certain deductibles. During the year ended December 31, 2012, the Company recorded an impairment charge of $937 for the amount of the inventory loss subject to an insurance deductible and recorded a receivable for the amount it expected to recover for inventory and machinery and equipment destroyed. During the year ended December 31, 2013, the Company received an initial payment of $1,631 from its insurance carrier as a partial reimbursement of its property claim. The Company continues to actively pursue collection of its business interruption and property claims through negotiation with its insurance carrier; however, the Company may pursue its claims in litigation should such negotiations not produce a satisfactory result. The final payment from the Company’s insurance carrier for these claims is dependent on many variables that are difficult to predict and the Company is not able to estimate the total amount of the recovery it may receive or the timing of such recovery. During the years ended December 31, 2013 and 2012, the Company incurred $102 and $57 of costs to clean-up from the fire damage.

General Cost Savings Activities

During 2012, the Company initiated staffing reductions at certain of its manufacturing facilities in China in order to better align overhead costs and operating expenses with market demand for its products and recorded related restructuring charges of $5,923 and $142 in its Printed Circuit Boards and Assembly segments, respectively. The Company does not expect to incur significant additional costs related to the activities announced during 2012.

2011 Restructuring and Impairment Charges

The Company recorded $812 of net restructuring charges for the year ended December 31, 2011, which included $535 incurred in the Assembly segment related to the relocation of our manufacturing operations in Juarez, Mexico to a new facility, $411 incurred in “Other” which primarily related to an increase in estimated long-term obligations incurred in connection with the 2001 Restructuring, and the reversal of $134 of accrued severance related to the DDi Acquisition. The charges related to the relocation of our Juarez, Mexico facility and the charges related to the 2001 Restructuring relate to lease and other contractual commitment costs.

8. Accrued and Other Liabilities

The composition of accrued and other liabilities at December 31, is as follows:

	2013	2012
Accrued payroll and related costs	$36,547	$37,861
Accrued interest	7,302	7,382
Accrued warranty	8,539	9,211
Accrued other	32,621	34,023

Total	$85,009	$88,477

9. Long-Term Debt

The composition of long-term debt at December 31, is as follows:

	2013	2012
Senior Secured Notes due 2019	$550,000	$550,000
Senior Secured 2010 Credit Facility	—	—
North America Mortgage loans	12,259	14,125
Zhongshan 2010 Credit Facility	10,000	10,000
Capital leases	636	676
Senior Subordinated Convertible Notes due 2013	—	895

	572,895	575,696
Less: Current maturities	(11,387)	(12,250)

	$561,508	$563,446

As of December 31, 2013, $10,000 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $1,501, and approximately $101,769 of the credit facilities was unused and available.

The schedule of principal payments for long-term debt at December 31, 2013, is as follows:

Year Ended December 31,
2014	$11,386
2015	1,129
2016	765
2017	795
2018	826
Thereafter	557,994

Total	$572,895

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

Interest on the 2019 Notes is due semiannually on May 1 and November 1 of each year, beginning on November 1, 2012. At any time prior to May 1, 2015, the Company may use the cash proceeds from one or more equity offerings to redeem up to $192,500 of the aggregate principal amount of the 2019 Notes at a redemption price of 107.875% plus accrued and unpaid interest. In addition, at any time from March 1, 2013 to May 1, 2015, but not more than once in any twelve-month period, the Company may redeem up to $55,000 of the aggregate principal amount of the notes at a redemption price of 103% plus accrued and unpaid interest. Furthermore, at any time prior to May 1, 2015, the Company may redeem all or part of the notes, at a redemption price of 100% plus a “make-whole” premium equal to the greater of a) 1% of the principal amount or b) the excess of i) the present value at the redemption rate of 105.906% of the principal amount redeemed calculated using a discount rate equal to the treasury rate (as defined) plus 50 basis points, over ii) the principal amount of the notes. On or after May 1, 2015, the Company may redeem all or a portion of the notes during the twelve month periods ended April 30, 2016, 2017 and 2018 at redemption prices of 105.906%, 103.938% and 101.969%, respectively, plus accrued and unpaid interest. After May 1, 2018, the Company may redeem the 2019 Notes at the redemption price of 100% plus accrued and unpaid interest. In the event of a Change in Control (as defined), the Company is required to make an offer to purchase the 2019 Notes at a redemption price of 101%, plus accrued and unpaid interest.

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

Senior Secured 2010 Credit Facility

Effective as of December 31, 2013, the Company amended its senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility) with Wells Fargo Capital Finance, LLC primarily for the purpose of extending the maturity date, increasing the maximum potential credit limit, and reducing the applicable margins for loans. The Senior Secured 2010 Credit Facility, as amended, provides a secured revolving credit facility in an aggregate principal amount of up to $75,000 which, upon mutual agreement, may be increased to a maximum of $100,000. The Facility matures on December 29, 2018. The annual interest rates applicable to loans under the Senior Secured 2010 Credit Facility are, at the Company’s option, either the Prime Rate or Eurodollar Rate (each as defined in the Senior Secured 2010 Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to the Company’s Monthly Average Excess Availability (as defined in the Senior Secured 2010 Credit Facility) and ranges from 0.25% to 0.75% for Prime Rate loans and 1.75% to 2.25% for Eurodollar Rate loans. In addition, the Company is required to pay an unused line fee and other fees as defined in the Senior Secured 2010 Credit Facility.

The Senior Secured 2010 Credit Facility is guaranteed by and secured by substantially all of the assets of the Company’s current and future material domestic subsidiaries, subject to certain exceptions as set forth in the Senior Secured 2010 Credit Facility. The Senior Secured 2010 Credit Facility contains negative covenants restricting and limiting the Company’s ability to, among other things:

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

Under the Senior Secured 2010 Credit Facility, if the Excess Availability (as defined in the Senior Secured 2010 Credit Facility) is less than $9,375, the Company must maintain, on a monthly basis, a minimum fixed charge coverage ratio of 1.0 to 1.0.

The Company incurred $2,529 of deferred financing fees related to the Senior Secured 2010 Credit Facility, including the 2013 amendment, which have been capitalized and are being amortized over the life of the facility. As of December 31, 2013, the Senior Secured 2010 Credit Facility supported letters of credit totaling $1,501, and approximately $71,001 was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

The Company’s unsecured revolving credit facility between its Kalex Multi-layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary and China Construction Bank, Zhongshan Branch (the “Zhongshan 2010 Credit Facility”), provides for borrowing denominated in Renminbi (“RMB”) and foreign currency including the U.S. dollar. Borrowings are guaranteed by KMLCB’s sole Hong Kong parent company, Kalex Circuit Board (China) Limited. This revolving credit facility is renewable annually upon mutual agreement. Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or ii) the interest rate quoted by the Peoples Bank of China for Chinese RMB denominated loans. The Zhongshan 2010 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility. As of December 31, 2013, $10,000 in U.S. dollar loans was outstanding under the Zhongshan 2010 Credit Facility at a rate of 3.4%, and approximately $30,768 of the facility was unused and available.

Senior Subordinated Convertible Notes due 2013

On May 15, 2013, the Company redeemed all of its outstanding senior subordinated convertible notes due 2013 upon their scheduled maturity.

North America Mortgage Loans

Toronto Mortgages

The Company’s mortgage loans with Business Development Bank of Canada (“BDC”) consists of two loan agreements, one denominated in U.S. dollars and the second denominated in Canadian dollars, which are secured by the land, building and certain equipment at the Company’s manufacturing facility in Toronto, Canada. The loan agreements contain a covenant requiring maintenance of an available funds coverage ratio of 1.5 to 1.0. As of December 31, 2013, the balance of the U.S. dollar loan was $787. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.4% (3.30% as of December 31, 2013), requires monthly principal and interest payments of approximately $38, and will mature in October 2015. As of December 31, 2013, the U.S. dollar equivalent balance of the Canadian dollar loan was $3,661. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.75% (4.25% as of December 31, 2013), requires monthly principal and interest payments of approximately $36, and will mature in September 2028.

Anaheim Mortgage

The Company’s mortgage loan with Wells Fargo Bank is secured by the land and building at the Company’s manufacturing facility in Anaheim, California. The loan agreement contains a covenant requiring maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.0. As of December 31, 2013, the balance of the loan was $5,147. The loan bears interest at a fixed rate of 4.326%, requires monthly principal and interest payments of approximately $43, and will mature in March 2019, when a balloon principal payment of $3,446 will be due.

Cleveland Mortgage

The Company’s mortgage loan with Zions Bank is secured by the land and building of the Company’s manufacturing facility in Cuyahoga Falls, Ohio. As of December 31, 2013, the balance of the loan was $1,401. The loan bears interest at a variable rate equal to the Federal Home Loan Bank of Seattle prime rate plus 2% (3.25% as of December 31, 2013), requires monthly principal and interest payments of approximately $8, and will mature in November 2032.

Denver Mortgage

The Company’s mortgage loan with GE Real Estate is secured by the land and building at the Company’s manufacturing facility in Littleton, Colorado. As of December 31, 2013, the balance of the loan was $987. The loan bears interest at a fixed rate of 7.55%, requires monthly principal and interest payments of approximately $11, and will mature in July 2032.

North Jackson Mortgage

The Company’s mortgage loan with Key Bank is secured by the land and building at the Company’s manufacturing facility in North Jackson, Ohio. As of December 31, 2013, the balance of the loan was $277. The loan agreement contains a covenant requiring maintenance of a minimum operating cash flow to fixed charge ratio of 1.0 to 1.0. The loan bears interest at a variable rate of LIBOR plus 1.5% (1.67% as of December 31, 2013), requires monthly principal and interest payments of approximately $21, and will mature in April 2015.

10. Commitments

The Company leases certain buildings, transportation and other equipment under capital and operating leases. As of December 31, 2013 and 2012, there was equipment held under capital leases with a cost basis of $12,007 included in property, plant and equipment. The Company has recorded accumulated depreciation related to this equipment of $8,405 and $7,205 as of December 31, 2013 and 2012, respectively. Total rental expense under operating leases was $10,320, $7,571 and $5,321 for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments under capital leases and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2013, are as follows:

Year Ended December 31,	Capital	Operating
2014	$131	$10,056
2015	131	8,256
2016	131	6,498
2017	131	5,433
2018	131	4,204
Thereafter	262	11,637

Total	917	$46,084

Less: Amounts representing interest	(281)

Capital lease obligations	$636

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

The Company is a party to contracts and agreements with other third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At December 31, 2013 and 2012, other non-current liabilities include $1,927 and $11,314, respectively, of accruals for potential claims in connection with such indemnities. Other income, net for the year ended December 31, 2013, includes $8,991 for the reversal of a portion of this liability which existed at December 31, 2012, as a result of the lapse of related contingencies.

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

12. Income Taxes

The Company’s income tax provision for the years ended December 31, 2013, 2012 and 2011, consists of the following:

	2013	2012	2011
Current:
Federal	$—	$—	$—
State	(196)	(408)	272
Foreign	12,180	12,491	9,934

	11,984	12,083	10,206
Deferred:
Federal	—	3,407	(1,764)
State	—	292	(292)
Foreign	(889)	(2,989)	314

	(889)	710	(1,742)

Total	$11,095	$12,793	$8,464

A reconciliation between the income tax provision at the federal statutory income tax rate and at the effective tax rate, for the years ended December 31, 2013, 2012 and 2011, is summarized below:

	2013	2012	2011
U.S. Federal Statutory Rate	$(5,780)	$(17,299)	$13,562
State taxes, net of federal benefit	1	(106)	337
Permanent items	3,709	3,726	(2,679)
Foreign tax (under) U.S. Statutory rate	(4,574)	(1,993)	(5,431)
Current year valuation allowance for deferred tax assets	16,117	26,416	(916)
Uncertain tax positions	2,099	(87)	(2,785)
Foreign tax rate changes and withholdings	611	440	5,865
Other	(1,088)	1,696	511

	$11,095	$12,793	$8,464

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2013 and 2012, are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$378,143	$370,340
Capital loss carryforwards	103,583	111,550
Federal and State credit carryforwards	25,633	25,335
Accrued liabilities not yet deductible	9,989	14,128
Equity compensation	11,824	13,116
Other	1,119	878

	530,291	535,347
Valuation allowance	(481,019)	(479,921)

	49,272	55,426
Deferred tax liabilities:
Property, plant and equipment	(1,530)	(7,298)
Inventory	(4,348)	(2,878)
Intangibles	(35,641)	(38,844)
Other	(515)	(84)

	(42,034)	(49,104)

Net deferred tax assets	$7,238	$6,322

The domestic and foreign income (loss) before income tax provision are as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic	$(69,938)	$(50,723)	$2,393
Foreign	53,423	1,298	36,355

	$(16,515)	$(49,425)	$38,748

As of December 31, 2013, the Company had the following net operating loss (“NOL”) carryforwards: $755,329 in the U.S., $12,311 in China, $55,752 in Canada, $33,966 in Hong Kong, $24 in Singapore, and $15,264 in the Netherlands. The U.S. NOLs expire in 2019 through 2033, the Canada NOLs expire in 2026 through 2033, and the Netherlands NOLs expire in 2014 through 2017. All other NOLs carry forward indefinitely. Canada has a capital loss of $385,069 that will carry forward indefinitely. For the year ended December 31, 2013, the Company recognized a benefit from the utilization of NOL carryforwards of $5,221, of which all was recognized in Canada and the Netherlands.

As of December 31, 2013 and 2012, the Company has established a full valuation allowance in both the U.S. and Canada for the deferred tax assets for NOL carryforwards. During the years ended December 31, 2013 and 2012, the Company increased the valuation allowance by $1,098 and $57,663, respectively.

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

Certain of the Company’s subsidiaries have tax rate reductions in China that, as of December 31, 2013, allow for an annually-reviewed 10% rate reduction. If not for such tax rate reductions, the Company would have had $217 ($0.01 per basic and diluted shares outstanding), $594 ($0.03 per basic and diluted share outstanding) and $1,832 ($0.09 per basic and diluted share outstanding) of additional income tax expense for the years ended December 31, 2013, 2012 and 2011, respectively, based on the applicable reduced tax rate of 15%.

As of December 31, 2013, the Company has not recognized deferred income taxes on $145,237 of undistributed earnings of its foreign subsidiaries as such earnings are considered to be permanently reinvested in the Company’s foreign operations. If the earnings were distributed in the form of dividends, the Company estimates it would be subject to foreign distribution taxes of approximately $7,182 as of December 31, 2013. The Company estimates impact of any U.S. federal income tax would be offset by NOL carryforwards.

Uncertain Tax Positions

At December 31, 2013 and 2012, other non-current liabilities include $28,164 and $25,652 of long-term accrued taxes, respectively, related to the liability for unrecognized tax benefits. The Company classifies income tax-related interest and penalties as a component of income tax expense. At December 31, 2013 and 2012, the total unrecognized tax benefit in the consolidated balance sheet included a liability of $13,394 and $10,787, respectively, related to accrued interest and penalties on unrecognized tax benefits. The income tax provision included in the Company’s consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, included expense of $2,607, $1,638 and $1,111, respectively, related to interest and penalties on unrecognized tax benefits.

The liability for unrecognized tax benefits decreased by $95 from December 31, 2012, to December 31, 2013, primarily due to the reversal of $397 of uncertain tax positions due to lapsing of the applicable statute of limitations, partially offset by provisions related to tax positions taken in the current period, and interest and penalties related to positions taken in prior periods. At December 31, 2013 and 2012, the liability for unrecognized tax benefits included $28,164 and $25,652, respectively, that, if recognized, would affect the effective tax rate. The Company is in discussions with various taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next year. The Company currently estimates approximately $600 of the liability for uncertain tax positions could be settled in the next twelve months.

As of December 31, 2013, the Company is subject to U.S. federal income tax examination for all tax years from 1998 forward, and to non-U.S. income tax examinations generally for the tax years 2002 through 2012. In addition, the Company is subject to state and local income tax examinations generally for the tax years 2002 through 2012.

A reconciliation of the Company’s total gross unrecognized tax benefits, exclusive of related interest and penalties, for the years ended December 31, 2013, 2012 and 2011, is summarized below:

	2013	2012	2011
Balance, beginning of year	$14,865	$15,664	$19,009
Tax positions related to current year:
Additions	321	181	839
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	—	—
Reductions	—	—	—
Tax positions acquired from DDi	—	787	—
Settlements	(19)	(16)	—
Lapses in statutes of limitations	(397)	(1,751)	(4,184)

Balance, end of year	$14,770	$14,865	$15,664

13. Derivative Financial Instruments and Fair Value Measurements

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

The Company recognizes all such derivative contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value (see Note 1) through adjustments to other comprehensive income, current earnings, or both, as appropriate. Accumulated other comprehensive (loss) income as of December 31, 2013, 2012 and 2011, included net deferred gains on derivatives of $933 (net of taxes $256), $1,340 (net of taxes $0) and $527 (net of taxes of $435), respectively related to cash flow hedges.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of open derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs. As of December 31, 2013, all of the Company’s derivative contracts were in the form of the RMB cross-currency swaps and as of December 31, 2012, all of the Company’s derivative contracts were in the form of the RMB foreign exchange forward contracts and cross currency swaps, which were designated and qualified as cash flow hedging instruments. Realized gains or losses from the settlement of foreign exchange forward contracts and cross-currency swaps are recognized in earnings in the same period the hedged foreign currency cash flow affects earnings. For the years ended December 31, 2013, 2012 and 2011, gains of $5,784, $2,347 and $3,439, respectively, were recorded in cost of goods sold related to foreign currency cash flow hedges.

The following table summarizes the Company’s outstanding derivative contracts:

	December 31, 2013	December 31, 2012
Notional amount in thousands of Chinese RMB	479,096	1,200,000
Weighted average remaining maturity in months	6.4	6.1
Weighted average exchange rate per one U.S. Dollar	6.18	6.36

In January 2014, the Company entered into derivative contracts to hedge an additional 786.6 million RMB with a weighted average exchange rate of 6.05 RMB per one U.S. dollars.

Fair Value of Measurements

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

Financial Instruments Measured on a Recurring Basis

The following table sets forth, as of December 31, 2013 and 2012, the hierarchy of the Company’s financial asset (liability) positions for which fair value is measured on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Balance Sheet Classification
Available – for – sale investments in Savings Restoration Plan	$1,077	—	—	Prepaid expense and other
Savings Restoration Plan liability	(1,143)	—	—	Accrued and other liabilities
Cash flow hedges – deferred gains contracts	—	1,189	—	Prepaid expense and other

	$(66)	$1,189	$—

	December 31, 2012
	Level 1	Level 2	Level 3	Balance Sheet Classification
Available – for – sale investments in Savings Restoration Plan	$411	—	—	Prepaid expense and other
Savings Restoration Plan liability	(471)	—	—	Accrued and other liabilities
Cash flow hedges – deferred gains contracts	—	1,340	—	Prepaid expense and other

	$(60)	$1,340	$—

	December 31, 2011
	Level 1	Level 2	Level 3	Balance Sheet Classification
Cash flow hedges – deferred gain contracts	$—	1,742	—	Prepaid expense and other
Cash flow hedges – deferred loss contracts	—	(779)	—	Accrued and other liabilities

	$—	$963	$—

Available-for-sale investments in the Savings Restoration Plan (see Note 17) consist of investments in money market accounts and mutual funds invested in a rabbi trust, and are valued based on quoted prices in active markets (Level 1). The liability to participants in the Savings Restoration Plan is equal to the fair value of the plan’s investments, with any difference attributable to the timing of deposits into the trust.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach. As quoted prices in active markets are not available for identical contracts, Level 2 inputs are used to determine fair value. These inputs include quotes for similar but not identical derivative contracts, market interest rates that are corroborated with publicly available market information and third party credit ratings for the counter parties to our derivative contracts. When applicable, all such contracts covered by master netting agreements are reported net, with gross positive fair values netted with gross negative fair values by counterparty.

The Company did not have any transfers between levels during the years ended December 31, 2013, 2012 or 2011.

Other Financial Instruments

In addition to cash flow hedges, the Company’s financial instruments consist of cash equivalents, accounts receivable, long-term debt and other long-term obligations. For cash equivalents, accounts receivable and other long-term obligations, the carrying amounts approximate fair market value. The estimated fair values of the Company’s debt instruments as of December 31, 2013 and 2012, are as follows:

	December 31, 2013
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$595,034	$550,000	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	11,710	12,259	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	—	—

	December 31, 2012
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$543,125	$550,000	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	14,128	14,125	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt
Senior Subordinated Convertible Notes due 2013	895	895	Long-term debt, less current maturities

The Company determined the fair value of the Senior Secured Notes due 2019 using Level 1 inputs—quoted market prices for the notes. The Company determined the fair value of the North America Mortgage Loans, and Zhongshan 2010 Credit Facility using Level 2 inputs, and estimated the fair value based on discounted future cash flows using a discount rate that approximates the current effective borrowing rate for comparable loans.

14. Equity Incentive Plans

2010 Equity Incentive Plan

The 2010 Plan was adopted in April 2010, and provides for grants of stock options, restricted stock awards, performance share units and other stock-based awards to the Company’s employees and directors. Subject to additions and adjustments, 4,600,000 shares are authorized for granting under the 2010 Plan. At December 31, 2013, 920,171 shares were available for future grants.

The 2010 Plan provides the compensation committee of the Company’s board of directors the discretion to grant awards in any form and with any terms permitted by the 2010 Plan. All stock option grants awarded since the inception of the 2010 Plan expire 7 years after the grant date, with one-third of the options vesting on the first anniversary of the grant date, and one-twelfth of the options vesting on each of the next eight ensuing calendar quarter-ends. Subject to certain accelerated vesting provisions of the 2010 Plan, restricted stock awards granted since the inception of the 2010 Plan vest on the third anniversary of the grant date. Performance share units vest only if the performance objectives of the awards are met as measured over the performance period established for each grant. Based upon the extent to which performance objectives are achieved, shares issued upon the vesting of share units may range from zero to 200% of the original grant.

2003 Stock Option Plan

In January 2013, the Company’s 2003 Stock Option Plan (the “2003 Plan”) expired such that no new awards may be granted under that plan. The 2003 Plan allowed for the granting of options to purchase shares of the Company’s common stock. Options granted expire 10 years after the grant date. At December 31, 2013, 62,519 options were issued and outstanding under this plan.

Stock Compensation Expense

Stock compensation expense recognized in the consolidated statements of operations was as follows:

	December 31,
	2013	2012	2011
Cost of goods sold	$684	$640	$506
Selling, general and administrative	8,730	9,923	7,191

	$9,414	$10,563	$7,697

As of December 31, 2013, unrecognized compensation expense related to grants of stock options, restricted stock awards and performance share units totaled $10,260 and will be recognized over a period of approximately three years.

Stock Option Activity

The following table summarizes the stock option activity under both the 2003 Plan and the 2010 Plan for the year ended December 31:

	2013		2012		2011
	Options	Exercise Price(1)	Options	Exercise Price(1)	Options	Exercise Price(1)
Beginning balance	2,029,010	$31.84	1,676,812	$36.00	1,194,640	$43.13
Granted	22,500	13.47	406,962	17.70	542,784	20.44
Exercised	—	—	—	—	(833)	21.88
Forfeited	(182,386)	102.43	(54,764)	54.16	(59,779)	37.51

Ending balance	1,869,124	$24.73	2,029,010	$31.84	1,676,812	$36.00

Exercisable at year end	1,697,339	$25.50	1,377,982	$37.97	753,165	$54.47

(1)	weighted average

The exercise price for all options outstanding and options exercisable as of December 31, 2013, was above the closing market price of the Company’s stock on that day.

The fair value of each option grant during the years ended December 31, 2013, 2012 and 2011 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2013	2012	2011
Expected life of options	4.3 years	4.3 years	4.3 years
Risk free interest rate	0.75% to 0.88%	0.63% to 0.85%	0.91% to 2.39%
Expected volatility of stock	54.66% to 54.94%	62.12% to 67.05%	60.72% to 62.73%
Expected dividend yield	None	None	None
Weighted average fair value	$5.95	$8.86	$10.22

The Company’s common stock was listed and began trading on the NASDAQ on February 17, 2010. For stock options granted during the year ended December 31, 2013, the Company estimated the expected volatility of the underlying shares using its historical stock performance. In prior years, as there was insufficient historical data about the Company’s common stock performance, the Company estimated the expected volatility of the underlying shares based on the blended historical stock volatility of peer companies. The Company estimated the expected life of new option grants using the simplified method.

As of December 31, 2013, outstanding stock options under the 2003 Plan had an exercise price of $150.99; and outstanding stock options under the 2010 Plan had exercise prices ranging from $12.66 to $24.00. The following table summarizes information regarding outstanding stock options under these plans as of December 31, 2013:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 12.66 to $18,94	435,898	5.13 years	$17.21	271,574	4.96 years	$17.42
$ 20.38 to $21.04	493,197	4.01 years	20.41	489,696	4.00 years	20.40
$ 21.88 to $24.00	877,510	3.27 years	21.89	873,550	3.26 years	21.89
$ 150.99	62,519	2.09 years	150.99	62,519	2.09 years	150.99

	1,869,124	3.86 years	$24.73	1,697,339	3.71 years	$25.50

Restricted Stock Award Activity

The following table summarizes restricted stock award activity for the year ended December 31:

	2013		2012		2011
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested, beginning of year	629,435	$18.40	405,595	$18.05	257,932	$16.60
Granted	203,089	13.50	240,825	19.02	154,519	20.41
Vested	(244,973)	16.61	(10,406)	18.13	(3,428)	16.62
Forfeited	(11,509)	16.96	(6,579)	19.85	(3,428)	16.62

Nonvested, end of year	576,042	$17.47	629,435	$18.40	405,595	$18.05

Restricted stock awards outstanding as of December 31, 2013, had an aggregate intrinsic value of $7,880. As of the vesting date, the total fair value of restricted stock awards which vested during 2013 was $2,885.

Performance Share Units

For performance share units with market conditions, such as those that include performance conditions related to attaining a specific stock price, the grant date fair value of awards are estimated using the Monte Carlo simulation method and expensed ratably over the requisite service period. For performance share units without market conditions, the grant date fair value of awards is based on the share price of the Company’s common stock on the date of grant and expensed ratably over the requisite service period based on the probability of achieving the performance objectives, with changes in expectations recognized as an adjustment to earnings in the period of the change. For performance share units granted in 2013, the performance objectives were based on the achievement of targeted future stock prices of the Company’s common stock over a period of three years. For performance share units granted in 2012, the performance objectives were based on the achievement of targeted levels of Adjusted EBITDA and return on invested capital (both as defined in the grant agreements) over a period of three to five years.

The following table summarizes performance share unit activity for the years ended December 31:

	2013		2012
	Share Units	Weighted Average Grant Date Per Share Fair Value	Share Units	Weighted Average Grant Date Per Share Fair Value
Nonvested, beginning of year	139,343	$18.42	—	$—
Granted	427,736	16.57	139,343	18.42
Vested	—	—	—	—
Forfeited	(8,966)	17.04	—	—

Nonvested, at end of year	558,113	$17.02	139,343	$18.42

No performance share units were granted in 2011.

15. Business Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. During the year ended December 31, 2013, the Company operated its business in two segments: i) Printed Circuit Boards and ii) Assembly.

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

Total assets by segment are as follows:

	December 31,
	2013	2012
Total assets:
Printed Circuit Boards	$975,570	$955,618
Assembly	99,857	87,280
Other	42,990	63,283

Total assets	$1,118,417	$1,106,181

Net sales and operating income (loss) by segment, together with reconciliation to (loss) income before income taxes, are as follows:

	Year ended December 31,
	2013	2012	2011
Net sales to external customers:
Printed Circuit Boards	$996,528	$959,793	$856,319
Assembly	174,518	200,113	200,998

Total	$1,171,046	$1,159,906	$1,057,317

Intersegment sales:
Printed Circuit Boards	$11,581	$7,379	$9,628
Assembly	—	—	—

Total	$11,581	$7,379	$9,628

Operating income (loss):
Printed Circuit Boards	$25,255	$27,357	$65,550
Assembly	565	1,639	6,656
Other	(623)	(9,727)	(1,335)

Total	25,197	19,269	70,871
Interest expense, net	44,797	42,156	28,906
Amortization of deferred financing costs	2,898	2,723	2,015
Loss on early extinguishment of debt	—	24,234	—
Other, net	(5,983)	(419)	1,202

(Loss) income before income taxes	$(16,515)	$(49,425)	$38,748

Capital expenditures and depreciation expense by segment are as follows:

	Year ended December 31,
	2013	2012	2011
Capital expenditures:
Printed Circuit Boards	$100,881	$102,058	$93,387
Assembly	6,653	5,952	7,639
Other	987	711	638

Total capital expenditures	$108,521	$108,721	$101,664

Depreciation expense:
Printed Circuit Boards	$83,554	$75,506	$61,995
Assembly	4,506	4,513	3,943

Total depreciation expense	$88,060	$80,019	$65,938

Net sales by country of destination are as follows:

	Year Ended December 31,
	2013	2012	2011
United States	$526,744	$465,798	$384,594
People’s Republic of China, including Hong Kong	234,072	244,290	247,321
Germany	46,237	55,305	63,955
Canada	43,874	40,070	27,312
Malaysia	43,651	44,474	30,633
Hungary	42,374	43,141	44,288
Netherlands	27,169	27,084	9,143
France	22,316	27,733	43,066
India	21,662	28,905	29,032
Singapore	19,915	16,366	14,560
Mexico	14,026	8,248	11,820
Sweden	13,969	7,877	4,624
Brazil	13,508	14,632	4,913
Thailand	12,959	12,873	11,290
Israel	12,326	15,651	10,552
United Kingdom	12,052	19,542	20,876
Portugal	9,555	15,223	12,888
Czech Republic	9,026	13,585	15,991
Other	45,611	59,109	70,459

Total	$1,171,046	$1,159,906	$1,057,317

Net sales by country of manufacture are as follows:

	Year Ended December 31,
	2013	2012	2011
People’s Republic of China	$758,425	$829,593	$877,987
United States	282,036	246,959	142,675
Canada	75,106	41,881	—
Mexico	55,479	41,473	36,655

	$1,171,046	$1,159,906	$1,057,317

Property, plant and equipment, net by country are as follows:

	December 31,
	2013	2012
People’s Republic of China, including Hong Kong	$302,563	$284,690
United States	104,647	104,192
Canada	30,448	30,951
Mexico	8,830	8,135

	$446,488	$427,968

16. Accumulated Other Compensation Income

Changes in accumulated other comprehensive income, by component, for the years ended December 31, 2013, 2012, and 2011, were as follows:

	Cash Flow Hedges (see Note13)	Foreign Currency Translation	Total
Accumulated other comprehensive income at December 31, 2010	$20	$7,676	$7,696

Other comprehensive income, net of tax and before reclassifications	3,946	—	3,946
Amounts reclassified from accumulated other comprehensive income, net of tax	(3,439)	(148)	(3,587)

Other comprehensive (loss) income, net of tax	507	(148)	359

Accumulated other comprehensive income at December 31, 2011	$527	$7,528	$8,055
Other comprehensive income, net of tax and before reclassifications	3,160	—	3,160
Amounts reclassified from accumulated other comprehensive income, net of tax	(2,347)	—	(2,347)

Other comprehensive income, net of tax	813	—	813

Accumulated other comprehensive income at December 31, 2012	$1,340	$7,528	$8,868
Other comprehensive income, net of tax and before reclassifications	5,377	—	5,377
Amounts reclassified from accumulated other comprehensive income, net of tax	(5,784)	—	(5,784)

Other comprehensive loss, net of tax	(407)	—	(407)

Accumulated other comprehensive income at December 31, 2013	$933	$7,528	$8,461

Other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011, was net of tax of $256, $0 and $436, respectively.

17. Retirement Plans

The Company has a defined contribution retirement savings plan (the “Retirement Plan”) covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 30% of their compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company matches a percentage of the employees’ deferrals (the “Matching Contribution”) and may contribute an additional 1% of employees’ salaries to the Retirement Plan regardless of employee deferrals. The Company may also elect to contribute an additional profit-sharing contribution at the end of each year. At the beginning of 2013, the employees of the U.S. based manufacturing facilities acquired from DDi became eligible to receive Matching Contributions under the Retirement Plan. The Company’s contributions to the Retirement Plan were $1,871, $1,310 and $1,227 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has a savings restoration plan (the “Savings Restoration Plan”) to provide additional benefits to certain domestic employees who are not eligible to receive the full Matching Contribution due to limitations imposed by the Internal Revenue Code. The Savings Restoration Plan also allows for the voluntary deferral of certain compensation by eligible employees. The Company’s expense related to the Savings Restoration Plan were $114 and $120 for the years ended December 31, 2013 and 2012, respectively.

18. Related Party Transactions

Noncontrolling Interest Holder

The Company purchases consulting and other services from the Noncontrolling Interest Holder related to its Huiyang, China PCB manufacturing facility. During the years ended December 31, 2013, 2012 and 2011, the Company paid the Noncontrolling Interest Holder $107, $108 and $118, respectively, related to these services and as of December 31, 2013, $23 was payable to the Noncontrolling Interest Holder.

Prior to the 2012 closure of the Huizhou Facility, the Company made rental payments and purchased consulting and other services from the Noncontrolling Interest Holder related to the Huizhou Facility. During the years ended December 31, 2012 and 2011, the Company paid the Noncontrolling Interest Holder $721 and $781, respectively, related to these rental payments service fees.

Compensation of Directors

For each of the years ended December 31, 2013, 2012 and 2011, the Company paid director fees based on the following rates: the Chairman of the Board receives an annual fee of $120; directors (other than the Chairman) who are not executive officers receive an annual fee of $60; members of the Audit Committee, Compensation Committee and Nominating and Governance Committee receives an additional annual fee of $15, $13 and $10, respectively; and the chairman of the Audit Committee, Compensation Committee and Nominating and Governance Committee receive an additional fee of $15, $13 and $10, respectively. In addition, Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the Board and its committees.

In 2013, the Company awarded each director who was not an executive officer 11,848 shares of restricted stock as of the date of the Company’s annual shareholders meeting. In 2012, the Company awarded each director who was not an executive officer 6,852 shares of restricted stock as of the Company’s annual shareholders meeting and granted two directors who joined the board subsequently 7,333 shares of restricted stock each. In 2011, upon joining the board, the Company granted a new director 7,129 shares of restricted stock.

19. Summary of Interim Financial Information (unaudited)

Quarterly financial data for the years ended December 31, 2013 and 2012 is presented below:

	Quarter
	1st	2nd	3rd	4th	Year
2013:
Net sales	$272,940	$285,553	$309,172	$303,381	$1,171,046
Cost of goods sold	219,058	232,448	253,737	244,253	949,496
Selling, general and administrative	27,693	25,001	25,192	22,619	100,505
Depreciation and amortization	23,636	23,556	23,537	24,046	94,775
Restructuring and impairment	—	—	347	726	1,073

Operating income	2,553	4,548	6,359	11,737	25,197

Net (loss) income	(13,282)	(10,268)	(9,032)	4,972	(27,610)
Noncontrolling interest	173	101	121	215	610

Net (loss) income attributable to common stockholders	(13,455)	(10,369)	(9,153)	4,757	(28,220)

Basic earnings per share	$(0.67)	$(0.52)	$(0.45)	$0.24	$(1.40)

Diluted earnings per share	$(0.67)	$(0.52)	$(0.45)	$0.23	$(1.40)

Basic weighted average shares outstanding	19,994,820	20,010,029	20,171,083	20,179,174	20,089,507

Diluted weighted average shares outstanding	19,994,820	20,010,029	20,171,083	20,464,264	20,089,507

2012:
Net sales	$262,089	$296,861	$327,352	$273,604	$1,159,906
Cost of goods sold	211,057	235,556	261,953	218,588	927,154
Selling, general and administrative	21,492	31,228	27,635	29,105	109,460
Depreciation and amortization	17,394	19,381	23,925	23,866	84,566
Restructuring and impairment	6,987	1,958	9,480	1,032	19,457

Operating income	5,159	8,738	4,359	1,013	19,269

Net (loss) income	(5,137)	(33,038)	(9,545)	(14,498)	(62,218)
Noncontrolling interest	(495)	271	243	70	89

Net (loss) income attributable to common stockholders	(4,642)	(33,309)	(9,788)	(14,568)	(62,307)

Basic earnings per share	$(0.23)	$(1.67)	$(0.49)	$(0.73)	$(3.12)

Diluted earnings per share	$(0.23)	$(1.67)	$(0.49)	$(0.73)	$(3.12)

Basic weighted average shares outstanding	19,984,414	19,990,628	19,994,820	19,994,820	19,991,190

Diluted weighted average shares outstanding	19,984,414	19,990,628	19,994,820	19,994,820	19,991,190

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Viasystems’ management, including Viasystems’ Chief Executive Officer and Chief Financial Officer, Viasystems has evaluated the effectiveness of Viasystems’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, Viasystems’ Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, such disclosure controls and procedures were effective in ensuring information required to be disclosed by Viasystems in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of December 31, 2013, under the supervision and with the participation of management, including Viasystems’ Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of Viasystems’ internal control over financial reporting based on the framework contained in the report titled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on that evaluation, management concluded that Viasystems’ internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved as of December 31, 2013.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report, which is included herein.

(d) Changes in Internal Control Over Financial Reporting

There were no changes in Viasystems’ internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Date: February 14, 2014	/s/ David M. Sindelar
David M. Sindelar
Chief Executive Officer

Date: February 14, 2014	/s/ Gerald G. Sax
Gerald G. Sax
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Viasystems Group, Inc.

We have audited Viasystems Group, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Viasystems Group, Inc. and subsidiaries’ as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 14, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

February 14, 2014

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the information to be contained in our 2014 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”). The 2014 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the information to be contained in the 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the information to be contained in the 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the information to be contained in the 2014 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the information to be contained in the 2014 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February, 2014.

Viasystems Group, Inc.

/s/ David M. Sindelar	/s/ Gerald G. Sax
David M. Sindelar	Gerald G. Sax
Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Christopher R. Isaak
Christopher R. Isaak
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of February, 2014.

/s/ Christopher J. Steffen	Chairman of the Board of Directors
Christopher J. Steffen

/s/ Jack D. Furst	Director
Jack D. Furst

/s/ Edward Herring	Director
Edward Herring

/s/ Robert F. Cummings, Jr.	Director
Robert F. Cummings, Jr.

/s/ Peter Frank	Director
Peter Frank

/s/ Kirby Dyess	Director
Kirby Dyess

/s/ William A. Owens	Director
William A. Owens

/s/ Michael Burger	Director
Michael Burger

/s/ Dominic J. Pileggi	Director
Dominic J. Pileggi

/s/ David D. Stevens	Director
David D. Stevens

/s/ David M. Sindelar	Chief Executive Officer and Director (Principal Executive Officer)
David M. Sindelar

/s/ Timothy L. Conlon	President, Chief Operating Officer and Director
Timothy L. Conlon

/s/ Gerald G. Sax	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Gerald G. Sax

/s/ Christopher R. Isaak	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
Christopher R. Isaak

Exhibit Index

The following exhibits are filed as part of this Form 10-K or incorporated by reference herein:

Exhibit No.	Exhibit Description

2.1(4)	Agreement and Plan of Merger, dated as of October 6, 2009, among Viasystems Group, Inc., Maple Acquisition Corp., and Merix Corporation (included as Annex A to the proxy statement/prospectus).

2.2(17)	Agreement and Plan of Merger by and among DDi, Viasystems and Merger Sub, dated as of April 3, 2012.

3.1(7)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.

3.2(7)	Second Amended and Restated Bylaws of Viasystems Group, Inc.

4.1(7)	Specimen Common Stock Certificate.

4.2(2)	Indenture dated May 16, 2006 between Merix Corporation and U.S. Bank National Association as trustee.

4.3(2)	Form of 4% Convertible Senior Subordinated Note Due 2013 (included in Section 2.2 of the Indenture filed as Exhibit 4.6 hereto).

4.4(7)	First Supplemental Indenture dated as of February 16, 2010 among Viasystems Group, Inc., Merix Corporation and U.S. Bank National Association, as trustee.

4.5(20)	Indenture, dated as of April 30, 2012, among Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

4.6(20)	Supplemental Indenture, dated as of May 2, 2012, among Viasystems Group, Inc., Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

4.7(21)	Second Supplemental Indenture, dated as of June 27, 2012, among Viasystems Group, Inc., Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

10.1(1)*	Viasystems Group, Inc. 2003 Stock Option Plan.

10.2(10)*	Viasystems Group, Inc. 2010 Equity Incentive Plan (included as Appendix A to Proxy Statement/Prospectus).

10.3(11)*	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Award Agreement.

10.4(11)*	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement.

10.5(15)*	Viasystems Group, Inc. Non-Qualified Deferred Compensation Plan.

10.6(16)*	Viasystems Group, Inc. Annual Incentive Compensation Plan.

10.7(1)*	Amended and Restated Executive Employment Agreement, dated October 13, 2003, among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp., L.L.C., the other subsidiaries party thereto, and David M. Sindelar.

10.8(1)*	Amended and Restated Executive Employment Agreement, dated January 31, 2003, among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp., L.L.C., and Timothy L. Conlon.

10.9(12)*	Amended and Restated Executive Employment Agreement, dated as of August 15, 2005, by and among Viasystems Group, Inc., Viasystems, Inc., the other subsidiaries of Viasystems Group, Inc. set forth on the signature page thereto and Gerald G. Sax.

10.10(13)*	Agreement, dated as of October 3, 2002, by and between Viasystems Technologies Corp., L.L.C. and Richard B. Kampf.

10.11(13)*	Agreement, dated as of January 31, 2000, by and between Viasystems Group, Inc. and Brian Barber.

10.12(4)	Recapitalization Agreement, dated as of October 6, 2009, by and among Viasystems Group, Inc., Hicks, Muse, Tate & Furst Equity Fund III, LP and certain of its affiliates, GSC Recovery II, L.P. and certain of its affiliates, and TCW Shared Opportunities Fund III, L.P.

10.13(4)	Note Exchange Agreement, dated as of October 6, 2009, by and among Viasystems Group, Inc., Maple Acquisition Corp., and the entities listed on Schedule I attached thereto.

10.15(5)	Collateral Trust Agreement, dated as of November 24, 2009, among Viasystems, Inc., the guarantors named therein, Wilmington Trust FSB, as trustee and collateral trustee, and the other party lien representatives from time to time party thereto.

10.16(8)	Loan and Security Agreement, dated as of February 16, 2010, by and among Viasystems Technologies Corp., L.L.C. and Merix Corporation, as borrowers, and Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as guarantors, the lenders and issuing bank from time to time party thereto, Wachovia Capital Finance Corporation (New England), as administrative agent, and Wells Fargo Capital Finance, LLC, as sole lead arranger, manager and bookrunner.

10.17(9)	Amendment No. 1 to Loan and Security Agreement, dated as of March 24, 2010, by and among Viasystems Technologies Corp., L.L.C. and Merix Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wachovia Capital Finance Corporation (New England), as Agent and Lender.

10.18(15)	Amendment No. 2 to Loan and Security Agreement and Waiver, dated as of August 2, 2011, but effective as of June 30, 2011, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.19(16)	Amendment No. 3 to Loan and Security Agreement and Waiver, dated as of December 8, 2011, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.20(18)	Amendment No. 4 to Loan and Security Agreement, dated as of April 3, 2012, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.21(19)	Amendment No. 5 to Loan and Security Agreement, dated as of April 16, 2012, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.22(22)	Amendment No. 6 to Loan and Security Agreement and Waiver, dated as of April 30, 2012, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.23(23)	Amendment No. 7 to Loan and Security Agreement and Waiver, dated as of December 28, 2012, by and among Viasystems Technologies Corp., L.L.C., Viasystems Corporation, Viasystems North America, Inc., DDi Intermediate Holdings Corp., DDi Capital Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., Coretec Holdings Inc., DDi Cleveland Holdings Corp., DDi Denver Corp., Coretec Building Inc., DDi Cleveland Corp., and Trumauga Properties, Ltd., as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.24(20)	Collateral Trust Agreement, dated as of April 30, 2012, among Viasystems, Inc., the guarantors named therein, Wilmington Trust, National Association as trustee and collateral trustee, and the other parity lien representatives from time to time party thereto.

10.25(20)	Intercreditor Agreement, dated as of April 30, 2012, among Viasystems, Inc., the grantors named therein, Wells Fargo Capital Finance, LLC, in its capacity as collateral agent for the First Lien Claimholders and Wilmington Trust, National Association, in its capacity as collateral trustee for the Second Lien Claimholders.

10.26(9)	English translation of the Zhongshan 2010 Credit Facility Contract, dated as of March 26, 2010, by and between Kalex Multi-Layer Circuit Board (Zhongshan) Limited, as Borrower, and China Construction Bank Zhongshan Branch, as Lender.

10.27(14)	English translation of the renewal of the Zhongshan 2010 Credit Facility Contract, dated as of March 25, 2011, by and between Kalex Multi-Layer Circuit Board (Zhongshan) Limited, as Borrower, and China Construction Bank Zhongshan Branch, as Lender and Amendment No. 1 thereto, dated as of March 28, 2011.

10.28(22)	English translation of the renewal of the Zhongshan 2010 Credit Facility Contract, dated as of April 26, 2012, by and between Kalex Multi-Layer Circuit Board (Zhongshan) Limited, as Borrower, and China Construction Bank Zhongshan Branch, as Lender and Amendment No. 1 thereto, dated as of April 26, 2012.

10.29(3)	English translation of the Huiyang 2009 Foreign Exchange Loan, dated June 26, 2009, by and between Merix Printed Circuits Technology Limited and Industrial and Commercial Bank of China, Limited.

10.30(3)	English translation of the Maximum Amount Mortgage Agreement, dated June 26, 2009, by and between Merix Printed Circuits Technology Limited and Industrial and Commercial Bank of China, Limited.

10.31(6)	English translation of the Lease Agreement on Tong Fu Kang Plant Building (Building A, Shenzhen), dated as of October 26, 2006, by and between Shenzhen Tong Fu Kang Industry Development Co., Ltd and Viasystems Chang Yuan EMS (Shenzhen) Co., Ltd (now known as Viasystems EMS (Shenzhen) Co., Ltd).

10.32(16)	English translation of the Lease Agreement on Tong Fu Kang Plant Building (Building A, Shenzhen), dated as of May 25, 2011, by and between Shenzhen Tong Fu Kang Industry Development Co., Ltd and Viasystems EMS (Shenzhen) Co., Ltd.

10.33(6)	English translation of the Lease Agreement on Tong Fu Kang Plant Building (Building D, Shenzhen), dated as of May 6, 2003, by and between Shenzhen Tong Fu Kang Industry Development Co., Ltd and Viasystems Chang Yuan EMS (Shenzhen) Co., Ltd (now known as Viasystems EMS (Shenzhen) Co., Ltd).

10.34(6)	Industrial Lease, dated as of April 16, 2008, by and between Verde 9580 Joe Rodriquez LP and Viasystems Technologies Corp., L.L.C.

10.35(6)	First Amendment to Industrial Lease, dated as of December 8, 2008, by and between Verde 9580 Joe Rodriquez LP and Viasystems Technologies Corp., L.L.C.

10.36(16)	Temporary Occupancy Agreement, dated as of June 1, 2011, by and between Verde 9580 Joe Rodriquez LP and Viasystems Technologies Corp., L.L.C.

10.37(15)	Industrial Lease Agreement, dated as of June 20, 2011, by and among Verde Libramiento Aeropuerto, LLC and International Manufacturing Solutions Operaciones, S. de R.L. de C.V.

10.38(11)	English translation of the Lease Agreement on Gutangao Factory Premises and Dormitories, dated as of January 1, 2008, by and between Desai (Huizhou) Group Company Limited and Merix Printed Circuits (Huizhou) Company Limited.

10.39(12)	English translation of the Lease Supplement, effective January 1, 2011, to the Lease Agreement on Gutangao Factory Premises and Dormitories, dated as of January 1, 2008, by and between Desai (Huizhou) Group Company Limited and Merix Printed Circuits (Huizhou) Company Limited.

10.40(11)	Lease Agreement, dated as of July 1, 1987, by and between B.S. Enterprises and Data Circuit Systems, Inc., as amended by the Lease Amendments, dated as of June 23, 2000 and July 1, 2007, concerning 335 Turtle Creek Court.

10.41(11)	Lease Agreement, dated as of September 20, 2005, by and between KML Fremont Investors LLC and Merix San Jose, Inc., concerning 340 Turtle Creek Court.

10.42(12)	Lease Amendment, dated as of October 1, 2010, to the Lease Agreement, dated as of September 20, 2005, by and between KML Fremont Investors LLC and Merix San Jose, Inc., concerning 340 Turtle Creek Court.

10.43(22)	Second Lease Amendment, dated as of July 1, 2012, to the Lease Agreement, dated as of September 20, 2005, by and between James Rando and Viasystems Corporation, concerning 340 Turtle Creek Court.

10.44(11)	Lease Agreement, dated as of January 1, 2010, by and between Gail H. Ducote, Robert D. Ducote and Merix Corporation, concerning 355 Turtle Creek Court.

10.45(22)	Lease Agreement, dated as of July 1, 2012, by and between Gail H. Ducote and Robert D. Ducote and Viasystems Corporation, concerning 355 Turtle Creek Court.

10.46(24)	Credit Agreement dated September 23, 2010, by and between DDi Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., DDi Denver Corp., and DDi Cleveland Corp., DDi Toronto Corp., the other Loan Parties thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender.

10.47(25)	First Amendment to Credit Agreement by and between DDi Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., DDi Denver Corp., and DDi Cleveland Corp., DDi Toronto Corp., the other Loan Parties thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender.

10.48(24)	Pledge and Security Agreement dated September 23, 2010 by and between DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., Coretec Holdings Inc., DDi Cleveland Holdings Corp., DDi Denver Corp., Coretec Building Inc., DDi Cleveland Corp., Trumauga Properties, Ltd. and JPMorgan Chase Bank, N.A.

10.49(24)	Pledge and Security Agreement dated as of September 23, 2010 by and between DDi Toronto Corp. and JPMorgan Chase Bank, N.A.

10.50(26)	Real Estate Sales Contract and Joint Escrow Instructions dated December 30, 2011 by and between DDi Global Corp. and Multi-Fineline Electronix, Inc.

10.51(27)	Credit Agreement, dated March 28, 2012 between DDi Global Corp. and Wells Fargo Bank, N.A.

10.52(31)	Amendment to Credit Agreement, dated as of November 1, 2012 between DDi Global Corp. and Wells Fargo Bank, N.A.

10.53(27)	Promissory Note dated March 28, 2012 by DDi Global Corp. in favor of Wells Fargo Bank, N.A.

10.54(27)	Guaranty dated March 28, 2012 by DDi Corp. in favor of Wells Fargo Bank, N.A.

10.55(27)	Deed of Trust and Assignment of Rents and Leases dated March 28, 2012 by DDi Global Corp. in favor of Wells Fargo Bank, N.A.

10.56(29)	Form of Performance Share Units Award Agreement

10.57(29)	Form of Leveraged Performance Shares Agreement dated February 5, 2013

10.58(30)	Amendment No. 8 to Loan and Security Agreement and Waiver, dates as of December 31, 2013, by and among Viasystems Technologies Corp., L.L.C., Viasystems Corporation, Viasystems Sales, Inc., DDi Cleveland Holdings Corp., Coretec Building Inc., and Trumauga Properties, Ltd. as Borrowers, Viasystems, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

14.1(28)	Code of Business Conduct and Ethics (as amended October 24, 2013)

21.1(28)	Subsidiaries of Viasystems Group, Inc.

23.1(28)	Consent of Ernst & Young LLP.

31.1(28)	Certification of the Principal Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2(28)	Principal Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1(28)	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101(28)	The following materials from Viasystems Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013, 2011 and 2010 (ii) Consolidated Balance Sheets as of December 31, 2013 and 2011, (iii) Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2013, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Registration Statement No. 333-113664 on Form S-1/A of Viasystems Group, Inc. filed on April 28, 2004.

(2)	Incorporated by reference to the Form 8-K of Merix Corporation filed on May 16, 2006.
(3)	Incorporated by reference to the Form 8-K of Merix Corporation filed on June 30, 2009.
(4)	Incorporated by reference to the Registration Statement No. 333-163040 on Form S-4 of Viasystems Group, Inc. filed on November 12, 2009.
(5)	Incorporated by reference to the Form 8-K of Viasystems, Inc. filed on December 2, 2009.
(6)	Incorporated by reference to Registration Statement No. 333-163040 on Form S-4/A of Viasystems Group, Inc. filed on December 17, 2009.
(7)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.
(8)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on February 22, 2010.
(9)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on March 30, 2010.
(10)	Incorporated by reference to the Proxy Statement of Viasystems Group, Inc. filed on April 30, 2010.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems Group, Inc. filed on May 17, 2010.
(12)	Incorporated by reference to the Annual Report on Form 10-K of Viasystems Group, Inc. filed on February 9, 2011.
(13)	Incorporated by reference to Registration Statement No. 333-172657 on Form S-3 of Viasystems Group, Inc. filed on March 7, 2011.
(14)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems Group, Inc. filed on May 3, 2011.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems Group, Inc. filed on August 10, 2011.
(16)	Incorporated by Reference to the Annual Report on Form 10-K of Viasystems Group, Inc. filed on February 15, 2012.
(17)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 4, 2012.
(18)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 9, 2012.
(19)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 17, 2012.
(20)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on May 2, 2012.
(21)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on June 28, 2012.
(22)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems Group, Inc. filed on August 8, 2012.
(23)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on January 2, 2013.
(24)	Incorporated by reference to Form 8-K of DDi Corp. filed on September 29, 2010.
(25)	Incorporated by reference to Form 8-K of DDi Corp. filed on March 15, 2011.
(26)	Incorporated by reference to the Annual Report on Form 10-K of DDi Corp. filed on February 17, 2012.
(27)	Incorporated by reference to the Quarterly Report on Form 10-Q of DDi Corp. filed on April 25, 2012.
(28)	Filed herewith.

(29)	Incorporated by Reference to Form 10-Q of Viasystems Group, Inc. filed on May 9, 2013
(30)	Incorporated by Reference to Form 8-K of Viasystems Group, Inc. filed on January 3, 2014
(31)	Incorporated by Reference to Form 10-K of Viasystems Group, Inc. filed on February 15, 2013.
*	Indicates management contract or compensatory plan or arrangement.