Form 10-Q
period 2014-03-31
VIASYSTEMS GROUP INC
filed 2014-05-08
CIK 1101169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 2, 2014, there were 20,799,047 shares of Viasystems Group, Inc.’s Common Stock outstanding.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,065	$54,738
Accounts receivable, net	206,505	196,126
Inventories	125,369	122,182
Prepaid expenses and other	40,014	38,131

Total current assets	410,953	411,177
Property, plant and equipment, net	438,575	446,488
Goodwill	151,283	151,283
Intangible assets, net	94,523	96,183
Deferred financing costs, net	11,957	12,593
Other assets	743	693

Total assets	$1,108,034	$1,118,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$21,354	$11,387
Accounts payable	176,348	203,122
Accrued and other liabilities	106,446	88,220

Total current liabilities	304,148	302,729
Long-term debt, less current maturities	561,087	561,508
Other non-current liabilities	41,722	41,592

Total liabilities	906,957	905,829

Stockholders’ equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 20,799,047 and 20,759,014 shares issued and outstanding	208	208
Paid-in capital	2,395,412	2,394,268
Accumulated deficit	(2,202,836)	(2,193,289)
Accumulated other comprehensive income	5,163	8,461

Total Viasystems stockholders’ equity	197,947	209,648
Noncontrolling interest	3,130	2,940

Total stockholders’ equity	201,077	212,588

Total liabilities and stockholders’ equity	$1,108,034	$1,118,417

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$295,912	$272,940
Operating expenses:
Cost of goods sold, exclusive of items shown separately below	239,803	219,058
Selling, general and administrative	26,849	27,693
Depreciation	21,812	21,958
Amortization	1,680	1,678
Restructuring and impairment	273	—

Operating income	5,495	2,553
Other expense (income):
Interest expense, net	11,253	11,199
Amortization of deferred financing costs	655	725
Other, net	(1,233)	748

Loss before income taxes	(5,180)	(10,119)
Income taxes	4,177	3,163

Net loss	$(9,357)	$(13,282)

Less:
Net income attributable to noncontrolling interest	$190	$173

Net loss attributable to common stockholders	$(9,547)	$(13,455)

Basic loss per share	$(0.47)	$(0.67)

Diluted loss per share	$(0.47)	$(0.67)

Basic weighted average shares outstanding	20,268,717	19,994,820

Diluted weighted average shares outstanding	20,268,717	19,994,820

Comprehensive (loss) income:
Net loss	$(9,357)	$(13,282)
Change in derivatives, net of tax	(3,298)	371

Comprehensive loss	(12,655)	(12,911)

Less:
Comprehensive income attributable to noncontrolling interests	190	173

Comprehensive loss attributable to common stockholders	$(12,845)	$(13,084)

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,357)	$(13,282)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23,492	23,636
Non-cash stock compensation expense	1,729	3,207
Amortization of deferred financing costs	655	725
Deferred income taxes	(2,527)	(75)
(Gain) loss on disposition of assets, net	(1,070)	51
Non-cash impact of exchange rate changes	(186)	(118)
Change in assets and liabilities:
Accounts receivable	(10,379)	3,893
Inventories	(3,187)	1,984
Prepaid expenses and other	521	3,239
Accounts payable	(26,774)	3,558
Accrued and other liabilities	16,300	2,312

Net cash (used in) provided by operating activities	(10,783)	29,130

Cash flows from investing activities:
Capital expenditures	(14,999)	(20,250)
Proceeds from disposals of property, plant and equipment	1,041	215

Net cash used in investing activities	(13,958)	(20,035)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities	20,000	10,000
Repayments of borrowings under mortgages and credit facilities	(10,328)	(10,302)
Withholding taxes related to stock awards net share settlements	(585)	—
Financing and other fees	(19)	—

Net cash provided by (used in) financing activities	9,068	(302)

Net change in cash and cash equivalents	(15,673)	8,793
Cash and cash equivalents, beginning of the period	54,738	74,816

Cash and cash equivalents, end of the period	$39,065	$83,609

Supplemental cash flow information:
Interest paid	$386	$446

Income taxes paid, net	$4,226	$1,891

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. and its subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

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

The Company is a party to agreements with third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At both March 31, 2014 and December 31, 2013, other non-current liabilities included $1,927 of accruals for potential claims in connection with such indemnities.

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

The components used in the computation of basic and diluted loss per share attributable to common stockholders were as follows:

	Three Months Ended March 31,
	2014	2013
Net loss attributable to common stockholders	$(9,547)	$(13,455)

Basic weighted average shares outstanding	20,268,717	19,994,820
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock awards	—	—
Dilutive effect of performance share units	—	—

Diluted weighted average shares outstanding	20,268,717	19,994,820

Basic loss per share	$(0.47)	$(0.67)

Diluted loss per share	$(0.47)	$(0.67)

For the three months ended March 31, 2014, the calculation of diluted weighted average shares outstanding excludes i) the effect of performance share units representing a maximum of 1,384,555 shares of common stock, ii) options to purchase 1,848,625 shares of common stock and iii) unvested restricted stock awards of 512,652. For the three months ended March 31, 2013, the calculation of diluted weighted average shares outstanding excludes i) the effect of performance share units representing a maximum of 987,147 shares of common stock, ii) options to purchase 1,918,407 shares of common stock, iii) unvested restricted stock awards of 711,544 and iv) debt which was convertible into 6,593 shares of common stock.

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

Recently Adopted Accounting Pronouncements

As of January 1, 2014, the Company adopted a new accounting standard which provides guidance for the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward exists. The new standard provides that a liability related to an unrecognized tax benefit be presented as a reduction of a deferred tax asset for a net operating loss carryforward if the settlement of such liability is required or expected in the event the uncertain tax position is disallowed. This standard did not have a material impact on the Company’s condensed consolidated financial statements upon adoption.

2. Inventories

The composition of inventories is as follows:

	March 31, 2014	December 31, 2013
Raw materials	$47,297	$42,538
Work in process	34,739	35,504
Finished goods	43,333	44,140

Total	$125,369	$122,182

Inventories are stated at the lower of cost (valued using the first-in, first-out and average cost methods) or market.

3. Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	March 31, 2014	December 31, 2013
Land and buildings	$159,479	$157,245
Machinery, equipment and systems	645,439	638,348
Leasehold improvements	93,945	91,662
Construction in progress	15,261	26,874

	914,124	914,129
Less: Accumulated depreciation	(475,549)	(467,641)

Total	$438,575	$446,488

4. Credit Facilities and Long-term Debt

The composition of long-term debt is as follows:

	March 31, 2014	December 31, 2013
Senior Secured Notes due 2019	$550,000	$550,000
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	11,811	12,259
Zhongshan 2010 Credit Facility	20,000	10,000
Capital leases	630	636

	582,441	572,895
Less: Current maturities	(21,354)	(11,387)

	$561,087	$561,508

As of March 31, 2014, $20,000 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $1,875, and approximately $91,626 of the credit facilities were unused and available.

Senior Secured Notes due 2019

On April 15, 2014, the Company’s subsidiary, Viasystems, Inc., completed an offering of $50,000 aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “New Notes”). The New Notes were issued at a premium of 7.000%, or $3,500, which will be amortized as a reduction of interest expense over the term of the New Notes. The Company incurred approximately $3,500 of financing fees related to the New Notes that have been capitalized and will be amortized over the term of the New Notes. The net proceeds of the New Notes will be used for general corporate purposes, including to supplement the Company’s short-term cash on hand while it aggressively pursues recovery of losses related to the September 2012 fire in its Guangzhou, China PCB manufacturing facility from its insurer, and to pay fees and expenses related to the offering of the New Notes.

Previously the Company had issued $550,000 aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “Existing Notes” and, together with the New Notes, the “2019 Notes”) pursuant to an indenture dated as of April 30, 2012. The New Notes constitute an additional issuance of, and are fungible with, the Existing Notes and form a single class of debt securities with the Existing Notes for all purposes and have the same terms as the Existing Notes, except for the issue price and issue date. With the issuance of the New Notes, the Company has $600,000 in aggregate principal amount of the 2019 Notes outstanding.

5. Restructuring and Impairment

As of March 31, 2014, the reserve for restructuring charges included $1,210, $259 and $1,297 related to i) activities initiated in 2012 to achieve general cost savings, ii) the closure of its Huizhou Facility and iii) plant shutdowns and downsizings which occurred in 2001 through 2005 as a result of the economic downturn that began in 2000 (the “2001 Restructuring”), respectively.

The following tables summarize changes in the reserve for restructuring charges for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Reserve at 12/31/13	Net Charges	Cash Payments	Adjustments		Reserve at 3/31/14
Restructuring Activities:
Personnel and severance	$1,587	$—	$—	$—		$1,587
Lease and other contractual commitments	1,240	273	(346)	12	(a)	1,179

Total restructuring charges	$2,827	$273	$(346)	$12		$2,766

	Three Months Ended March 31, 2013
	Reserve at 12/31/12	Net Charges	Cash Payments	Adjustments		Reserve at 3/31/13
Restructuring Activities:
Personnel and severance	$3,758	$—	$(1,564)	$—		$2,194
Lease and other contractual commitments	1,610	—	(584)	12	(a)	1,038

Total restructuring charges	$5,368	$—	$(2,148)	$12		$3,232

(a)	Represents accretion of interest on discounted restructuring liabilities.

During the three months ended March 31, 2014, the Company incurred restructuring charges of $273 in its Printed Circuit Boards segment related to lease and moving costs for the relocation of its Anaheim, California facility from a leased facility to a new facility owned by the Company. Through March 31, 2014, the Company has incurred $1,041 of restructuring charges related to the move and the Company does not expect it will incur significant additional related charges.

6. Derivative Financial Instruments and Fair Value Measurements

Cash Flow Hedging Strategy

The Company uses foreign exchange forward contracts and cross-currency swaps that are designated and qualify as cash flow hedges to manage certain of its foreign exchange rate risks. The Company’s objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. The Company’s foreign currency exposure arises from the transacting of business in currencies other than the U.S. dollar, primarily the Chinese Renminbi (“RMB”).

The Company enters into foreign exchange forward contracts and cross-currency swaps after considering estimated future use of foreign currencies, desired foreign exchange rate sensitivities and the foreign exchange rate environment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments to be used and the hedged items, as well as the risk management objective for undertaking the hedge transactions. The Company generally does not hedge its exposure to the exchange rate variability of future cash flows beyond the end of its next ensuing fiscal year.

The Company recognizes all such derivative contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate. Accumulated other comprehensive income as of March 31, 2014 and December 31, 2013, included net deferred loss on derivatives of $2,365 (net of taxes of $759) and gains of $933 (net of taxes of $256), respectively, related to cash flow hedges.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of open derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs. Realized gains or losses from the settlement of foreign exchange forward contracts and cross-currency swaps are recognized in earnings in the same period the hedged foreign currency cash flow affects earnings. For the three months ended March 31, 2014 and 2013, losses of $203 and gains of $659, respectively, were recorded in cost of goods sold related to foreign currency cash flow hedges.

The following table summarizes the Company’s outstanding derivative contracts:

	March 31, 2014	December 31, 2013
Notional amount in thousands of Chinese RMB	1,000,225	479,096
Weighted average remaining maturity in months	5.2	6.4
Weighted average exchange rate per one U.S. Dollar	6.10	6.18

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

Financial Instruments Measured on a Recurring Basis

The following table sets forth, as of March 31, 2014 and December 31, 2013, the hierarchy of the Company’s financial asset (liability) positions for which fair value is measured on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Balance Sheet Classification
Available—for—sale investments in Savings Restoration Plan	$1,208	—	—	Prepaid expense and other
Savings Restoration Plan liability	(1,224)	—	—	Accrued and other liabilities
Cash flow hedges—deferred loss contracts	—	(3,124)	—	Accrued and other liabilities
Cash flow hedges—deferred gains contracts	—	—	—

	$(16)	$(3,124)	$—

	December 31, 2013
	Level 1	Level 2	Level 3	Balance Sheet Classification
Available—for—sale investments in Savings Restoration Plan	$1,077	—	—	Prepaid expense and other
Savings Restoration Plan liability	(1,143)	—	—	Accrued and other liabilities
Cash flow hedges—deferred loss contracts	—	—	—
Cash flow hedges—deferred gains contracts	—	1,189	—	Prepaid expense and other

	$(66)	$1,189	$—

The Company has a savings restoration plan (the “Savings Restoration Plan”) to provide additional benefits to certain domestic employees who, due to limitations imposed by the Internal Revenue Code, are not eligible to receive the full employer matching contribution to the Company’s defined contribution retirement savings plan. The Savings Restoration Plan also allows for the voluntary deferral of certain compensation by eligible employees. Available-for-sale investments in the Savings Restoration Plan consist of investments in money market accounts and mutual funds invested in a rabbi trust, and are valued based on quoted prices in active markets (Level 1). The liability to participants in the Savings Restoration Plan is equal to the fair value of the plan’s investments, with any difference attributable to the timing of deposits into the trust.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of active derivative contracts on the reporting date, as determined using a market approach. As quoted prices in active markets are not available for identical contracts, Level 2 inputs are used to determine fair value. These inputs include quotes for similar but not identical derivative contracts, market interest rates that are corroborated with publicly available market information and third party credit ratings for the counter parties to the derivative contracts. When applicable, all such contracts covered by master netting agreements are reported net, with gross positive fair values netted with gross negative fair values by counterparty.

The Company did not have any transfers between levels during the three months ended March 31, 2014 and 2013.

Other Financial Instruments

In addition to cash flow hedges and available for sale investments in the Company’s Savings Restoration Plan, the Company’s financial instruments consist of cash equivalents, accounts receivable, long-term debt and other long-term obligations. For cash equivalents, accounts receivable and other long-term obligations, the carrying amounts approximate fair market value. The estimated fair values of the Company’s debt instruments as of March 31, 2014 and December 31, 2013, are as follows:

	March 31, 2014
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$595,722	$550,000	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	11,533	11,811	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	20,000	20,000	Current maturities of long-term debt

	December 31, 2013
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$595,034	$550,000	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	11,710	12,259	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt

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

7. Stock-based Compensation

Stock compensation expense recognized in the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended March 31,
	2014	2013
Cost of goods sold	$161	$228
Selling, general and administrative	1,568	2,979

	$1,729	$3,207

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,869,124	$24.73	2,029,010	$31.84
Granted	—	—	11,500	14.25
Exercised	—	—	—	—
Forfeited	(20,499)	19.70	(122,103)	137.04

Outstanding at March 31,	1,848,625	$24.78	1,918,407	$25.04

Options exercisable at March 31,	1,720,221	$25.37	1,494,936	$26.97

No stock options were granted during the three months ended March 31, 2014. The weighted average fair value of stock options granted during the three months ended March 31, 2013, was $6.31, estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

2013
Expected life of options	4.3 years
Risk free interest rate	0.85% to 0.88%
Expected volatility of stock	54.81% to 54.94%
Expected dividend yield	None

The following table summarizes information regarding outstanding stock options as of March 31, 2014:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 12.66 to $18.94	430,064	4.83 years	$17.24	306,248	4.70 years	$17.41
$ 20.38 to $21.04	489,448	3.78 years	20.41	487,696	3.78 years	20.41
$ 21.88 to $24.00	866,594	3.07 years	21.89	863,758	3.06 years	21.89
$ 150.99	62,519	1.84 years	150.99	62,519	1.84 years	150.99

	1,848,625	3.63 years	$24.78	1,720,221	3.51 years	$25.37

Restricted Stock Awards

The following table summarizes restricted stock activity for the three months ended March 31, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested at beginning of year	576,042	$17.47	629,435	$18.40
Granted	87,000	13.02	84,609	14.68
Vested	(148,386)	20.34	—	—
Forfeited	(2,004)	14.68	(2,500)	18.42

Nonvested at March 31,	512,652	$15.89	711,544	$17.96

As of the vesting date, the total fair value of restricted stock awards which vested during the three months ended March 31, 2014, was $1,929.

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

During the three months ended March 31, 2014 and 2013, the Company granted performance share units with market conditions. The weighted average per share fair value of these grants were $14.88 and $16.57, respectively, estimated using the Monte Carlo simulation model.

The following table summarizes performance share unit activity for the three months ended March 31, 2014 and 2013:

	2014		2013
	Share Units	Weighted Average Grant Date Per Share Fair Value	Share Units	Weighted Average Grant Date Per Share Fair Value
Outstanding, beginning of year	558,113	$16.26	139,343	$18.42
Granted at target	241,138	14.88	427,736	16.57
Forfeited	—	—	—	—

Outstanding, at March 31,	799,251	$15.84	567,079	$17.03

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

For the three months ended March 31, 2014, the Company’s tax provision includes net expense of $3,533 related to pre-tax earnings, and a net expense of $644 related to other tax matters. For the three months ended March 31, 2013, the Company’s tax provision includes net expense of $2,524 related to pre-tax earnings, and a net expense of $639 related to other tax matters, including reversals of $29 of uncertain tax positions due to the lapse of the applicable statute of limitations.

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

Total assets by segment are as follows:

	March 31, 2014	December 31, 2013
Printed Circuit Boards	$973,050	$975,570
Assembly	100,260	99,857
Other	34,724	42,990

Total assets	$1,108,034	$1,118,417

Net sales and operating income (loss) by segment, together with a reconciliation to loss before income taxes, are as follows:

	Three Months Ended March 31,
	2014	2013
Net sales to external customers:
Printed Circuit Boards	$253,265	$240,981
Assembly	42,647	31,959

Total	$295,912	$272,940

Intersegment sales:
Printed Circuit Boards	$2,570	$2,833
Assembly	—	—

Total	$2,570	$2,833

Operating income (loss):
Printed Circuit Boards	$9,386	$3,727
Assembly	(3,891)	(1,050)
Other	—	(124)

Total	5,495	2,553
Interest expense, net	11,253	11,199
Amortization of deferred financing costs	655	725
Other, net	(1,233)	748

Loss before income taxes	$(5,180)	$(10,119)

10. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, by component, for the three months ended March 31, 2014 and 2013, were as follows:

	2014			2013
	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total
Accumulated other comprehensive income at beginning of year	$933	$7,528	$8,461	$1,340	$7,528	$8,868
Other comprehensive (loss) income, net of tax and before reclassifications	(3,095)	—	(3,095)	1,030	—	1,030
Amounts reclassified from accumulated other comprehensive income, net of tax	(203)	—	(203)	(659)	—	(659)

Other comprehensive (loss) income, net of tax,	(3,298)	—	(3,298)	371	—	371

Accumulated other comprehensive (loss) income at March 31,	$(2,365)	$7,528	$5,163	$1,711	$7,528	$9,239

Other comprehensive loss for the three months ended March 31, 2014 and 2013, was net of taxes of $1,015 and $0, respectively.

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

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, global economic conditions, fluctuations in our operating results and customer orders, our competitive environment, our reliance on our largest customers, risks associated with our international operations, our ability to protect our patents and trade secrets, environmental laws and regulations, our substantial indebtedness and being influenced by our significant stockholders. Please refer to the “Risk Factors” section of this Report and in our Annual Report on Form 10-K for the year ended December 31, 2013, for additional factors that could materially affect our financial performance.

Recent Developments

Senior Secured Notes due 2019

On April 15, 2014, our subsidiary, Viasystems, Inc., completed an offering of $50.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “New Notes”). The New Notes were issued at a premium of 7.000%, or $3.5 million, which will be amortized as a reduction of interest expense over the term of the New Notes. We incurred approximately $3.5 million of financing fees related to the New Notes that have been capitalized and will be amortized over the term of the New Notes. The net proceeds of the New Notes will be used for general corporate purpose, including to supplement our short-term cash on hand while we aggressively pursues recovery of losses related to the September 2012 fire in our Guangzhou, China PCB manufacturing facility from our insurer, and to pay fees and expenses related to the offering of the New Notes.

Previously we had issued $550.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “Existing Notes” and, together with the New Notes, the “2019 Notes”) pursuant to an indenture dated as of April 30, 2012. The New Notes constitute an additional issuance of, and are fungible with, the Existing Notes and form a single class of debt securities with the Existing Notes for all purposes and have the same terms as the Existing Notes, except for the issue price and issue date. With the issuance of the New Notes, as of the date of this Report, we had $600.0 million in aggregate principal amount of the 2019 Notes outstanding.

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

We are a supplier to more than 1,000 original equipment manufacturers (“OEMs”) and contract electronic manufacturers (“CEMs”) in numerous end markets. Our OEM customers include industry leaders such as:

• Agilent Technologies, Inc.	• Hitachi, Ltd.
• Alcatel-Lucent SA	• Huawei Technologies Co. Ltd.
• Apple Inc.	• Intel Corporation
• Autoliv, Inc.	• L-3 Communications Holdings, Inc.
• BAE Systems, Inc.	• Motorola Inc.
• Robert Bosch GmbH	• NetApp, Inc.
• Broadcom Corporation	• Phoenix International Corporation
• Ciena Corporation	• Q-Logic Corporation
• Cisco Systems, Inc.	• Qualcomm Incorporated
• Continental AG	• Raytheon Company
• Dell Inc.	• Rockwell Automation, Inc.
• Danaher Corporation	• Rockwell Collins, Inc.
• Ericsson AB	• Tellabs, Inc.
• General Electric Company	• Tesla Motors, Inc.
• Goodrich Corporation	• TRW Automotive Holdings Corp.
• Harris Communications	• Xyratex Ltd.

In addition, we have good working relationships with industry-leading CEMs and we supply PCBs and E-M Solutions products to them as well. These customers include:

• Benchmark Electronics, Inc.	• Foxconn Technology Group
• Celestica, Inc.	• Jabil Circuit, Inc.
• Flextronics International Ltd.	• Plexus Corp.

Business Overview

As a component manufacturer, our sales trends generally reflect the market conditions in the industries we serve. While we believe the long-term growth prospects for our PCB and E-M Solutions products are positive, economic uncertainty and pricing pressures continue to exist, and our visibility to future demand trends remains limited.

We expect sales in the automotive end market to improve as we continue working to optimize our available capacity. In addition, long-term industry demand trends in the automotive electronics market are positive. According to Prismark Partners LLC, a leading PCB industry research firm, the global automotive electronics market is expected to grow at a compound annual growth rate of 7.7% from 2012 to 2016. Market growth in automotive electronics is expected to be driven primarily by growth in worldwide vehicle sales, particularly to customers in emerging markets such as China, increased electronic content per vehicle and increased sales of hybrid and electric vehicles.

Sales trends to our customers in the diverse industrial & instrumentation end market typically follow global economic trends. The small sequential sales growth we experienced in this end market early in 2014 was due, in part, to the timing of customer orders, and we are uncertain whether we will be able to sustain this trend in the near term. However, we see opportunities in this end market as a result of growing demand for alternative energy, market share opportunities in the automated test equipment market and cross selling opportunities between our Printed Circuit Boards and Assembly segments.

The telecommunications end market remains dynamic as the customers we supply produce a mix of products which include both new cutting-edge applications as well as more mature products with varying levels of demand. We continue to try to position ourselves to take advantage of growth opportunities related to the introduction of next generation wireless technology standards, and have begun to benefit from opportunities related to the 4G LTE build out in China.

In the computer and datacommunications end market, we have experienced softening demand in the first quarter of 2014, consistent with demand drops many of our customers are experiencing in their businesses. We continue to pursue new customers and programs for both our Printed Circuit Boards and Assembly segments, especially in the high-end server and storage sectors which are being driven, in part, by the “Cloud” infrastructure build-out.

In the military and aerospace end market we have experienced a recent improvement in customer orders which we expect will lead to sales growth in the near term. In the domestic market, while we have begun to experience some market share gains as a result of continuing customer qualification activity, overall demand and pricing trends have been negatively impacted by the U.S. government budget sequester. With facilities in China that maintain aerospace quality management certifications, we see growth opportunities in this end market from the growing aerospace production in China.

Results of Operations

Three Months Ended March 31, 2014, Compared with the Three Months Ended March 31, 2013

Net Sales. Net sales for the three months ended March 31, 2014, were $295.9 million, a $23.0 million, or 8.4%, increase from net sales during the same period in 2013.

Net sales by end market for the three months ended March 31, 2014 and 2013, were as follows:

	Historical
End Market (dollars in millions)	2014	2013
Automotive	$93.2	$78.9
Industrial & Instrumentation	73.2	68.8
Telecommunications	51.7	44.3
Computer and Datacommunications	46.9	49.3
Military and Aerospace	30.9	31.6

Total Net Sales	$295.9	$272.9

Our net sales of products for end use in the automotive end market increased by approximately $14.3 million, or 18.1%, during the three months ended March 31, 2014, compared with the same period in 2013. The increase was primarily a result of increased sales volume of approximately 15.9% in our Printed Circuit Boards segment driven by i) the restoration of manufacturing capacity and continued customer requalification activities following the Guangzhou Fire and ii) additional capacity we added to our principal automotive manufacturing facility in China. In addition, the first quarter 2014 net sales reflect new program wins with some of our existing automotive customers.

Net sales of products ultimately used in the industrial & instrumentation end market for the three months ended March 31, 2014, increased by approximately $4.3 million, or 6.3%, compared with the same period in 2013. The increase in net sales was driven primarily by increased demand for wind power and automated test equipment related programs and increased demand for products we supply to a customer that manufactures locomotives.

Net sales of products ultimately used in the telecommunications end market increased by approximately $7.4 million, or 16.7%, for the quarter ended March 31, 2014, as compared with the quarter ended March 31, 2013. The sales increase was primarily a result of increased demand from i) a customer whose products support the 4G LTE build-out in China and ii) a ramp up in demand for a new program we won in 2013, partially offset by iii) an inventory correction by one of our largest customers in this end market and iv) a decline in demand from certain programs which went end-of-life in 2013.

During the first quarter of 2014, net sales of our products for use in the computer and datacommunications end market decreased by approximately $2.4 million, or 4.8%, as compared with the same period in the prior year. The decrease was primarily a result of reduced sales volume of approximately 16.1% in our Printed Circuit Boards segment driven by a decline in demand from certain programs which went end-of-life, partially offset by improved sales mix in our Printed Circuit Boards Segment and new program wins with existing customers in our Assembly segment.

Net sales to the military and aerospace end market decreased by $0.7 million, or 2.2%, to $30.9 million for the quarter ended March 31, 2014, as compared with the quarter ended March 31, 2013. We continue to experience downward pricing pressures in this end market, and the sales decline was primarily a result of lost market share with certain customers due to price competitiveness, partially offset by market share growth with other customers.

Net sales by segment for the three months ended March 31, 2014 and 2013, were as follows:

	Historical
Segment (dollars in millions)	2014	2013
Printed Circuit Boards	$255.9	$243.8
Assembly	42.6	31.9
Eliminations	(2.6)	(2.8)

Total Net Sales	$295.9	$272.9

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended March 31, 2014, increased by $12.1 million, or 5.0%, to $255.9 million. The increase was a result of increases in net sales in the automotive and telecommunications end markets, partially offset by decreases in sales in the computer and datacommunications, military and aerospace, and industrial & instrumentation end markets.

Assembly segment net sales increased by $10.7 million, or 33.4%, to $42.6 million for the three months ended March 31, 2014, compared with the first quarter of 2013. The increase was the result of increased demand across all end markets, with the largest sales growth in the industrial & instrumentation end market. Because the growth in the industrial & instrumentation end market was driven, in part, by the timing of customer orders, we are uncertain whether we will be able to sustain this trend in the near term.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2014, was $239.8 million, or 81.0%, of consolidated net sales. This represents a 0.7 percentage point increase from the 80.3% of consolidated net sales for the first quarter of 2013. As compared with the first quarter of 2013, cost of goods sold as a percentage of net sales was negatively impacted during the quarter ended March 31, 2014, by i) a higher sales mix of Assembly segment sales which typically earn a lower margin than Printed Circuit Boards segment sales, ii) increased incentive compensation expense and iii) minimum wage increases that were implemented in China during the second quarter of 2013.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, electricity and diesel fuel costs in China. Economies of scale can help to offset any adverse trends in these costs. With anticipated changes in minimum wage laws in China during the second quarter of 2014, we expect our labor costs may increase over the next twelve months. As part of our ongoing efforts to align capacity, overhead costs and operating expense with market demand, during 2013 we continued a staffing reduction plan we initiated in 2012 at certain of our PCB manufacturing facilities in China. We expect the balance of these headcount reductions will be completed during the first half of 2014.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. As compared with the first quarter of 2013, cost of goods sold as a percentage of net sales during the three months ended March 31, 2014, were negatively impacted by inefficiencies at our Juarez, Mexico facility related to new product introductions, unfavorable product mix at our Shanghai, China facility and minimum wage increases that were implemented in China during the second quarter of 2013.

Selling, General and Administrative Costs. Selling, general and administrative costs decreased by $0.8 million, or 3.0%, to $26.8 million for the three months ended March 31, 2014, compared to the same period in the prior year. The decrease in selling, general and administrative costs is primarily a result of i) a $1.4 million reduction in non-cash stock compensation expense and ii) costs associated with management meetings that occurred in 2013 but not 2014, partially offset by iii) increased cash based incentive compensation expense.

Depreciation. Depreciation expense for the three months ended March 31, 2014, was $21.8 million, including $20.6 million related to our Printed Circuit Boards segment and $1.2 million related to our Assembly segment. Depreciation expense was substantially unchanged as compared with the same period in the prior year as our base of depreciable assets in both segments remained relatively constant.

Restructuring and Impairment. During the three months ended March 31, 2014, we incurred an additional $0.3 million of restructuring charges which consisted of lease and moving costs related to the relocation of our Anaheim, California PCB manufacturing operations from a leased facility to a new facility we own. Our new facility began operations during the second half of 2013 and, in connection with the relocation of the Anaheim operations, we have incurred $1.0 million of cumulative restructuring costs through March 31, 2014. We do not expect to incur significant additional charges related to the move.

Operating Income. Operating income of $5.5 million for the three months ended March 31, 2014, represents an increase of $2.9 million compared to operating income of $2.6 million for the three months ended March 31, 2013. The primary sources of operating income (loss) for the three months ended March 31, 2014 and 2013, were as follows:

Source (dollars in millions)	2014	2013
Printed Circuit Boards segment	$9.4	$3.7
Assembly segment	(3.9)	(1.0)
Other	—	(0.1)

Operating income	$5.5	$2.6

Operating income from our Printed Circuit Boards segment increased by $5.7 million to $9.4 million for the three months ended March 31, 2014, compared to $3.7 million for the same period in the prior year. The increase is primarily the result of increased net sales, lower selling, general and administrative costs and lower costs of goods sold relative to net sales, partially offset by increased restructuring costs.

The operating loss in our Assembly segment was $3.9 million for the three months ended March 31, 2014, compared with a loss of $1.0 million in the first quarter of 2013. The increase is primarily the result of higher cost of goods sold relative to net sales during the first quarter of 2014, as compared to the same period in the prior year.

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

We use Adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact future operating cash flows, as follows:

•	Stock Compensation—non-cash charges associated with recognizing the fair value of stock options and other equity awards granted to employees and directors. We exclude these charges to more clearly reflect comparable year-over-year cash operating performance.

•	Restructuring and Impairment Charges—which consist primarily of facility closures and other headcount reductions. We exclude these restructuring and impairment charges to more clearly reflect our ongoing operating performance.

•	Costs Relating to Acquisitions and Equity Registrations—professional fees and other non-recurring costs and expenses associated with mergers and acquisition activity as well as costs associated with capital transactions, such as equity registrations. We exclude these costs and expenses because they are not representative of our customary operating expenses.

Reconciliations of operating income to Adjusted EBITDA for the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31,
Source (dollars in millions)	2014	2013
Operating income	$5.5	$2.6
Add-back:
Depreciation and Amortization	23.5	23.6
Non-cash stock compensation expense	1.7	3.2
Restructuring and impairment	0.3	—
Costs relating to acquisitions and equity registrations	—	0.1

Adjusted EBITDA	$31.0	$29.5

Adjusted EBITDA increased by $1.5 million, or 5.1%, as compared to the same period in the prior year primarily as a result of higher sales levels, partially offset by higher cost of goods sold relative to net sales levels.

Interest Expense, Net. Interest expense, net of interest income, of $11.3 million for the three months ended March 31, 2014, was substantially unchanged as compared with interest expense, net of interest income, of $11.2 million for the quarter ended March 31, 2013. With the issuance of the New Notes on April 15, 2014, we expect interest expense will increase by approximately $0.8 million per quarter during the term the New Notes are outstanding.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. Taxes provided on pre-tax income relate primarily to our profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for those losses. For the three months ended March 31, 2014, our tax provision included net expense of $3.5 million related to our pre-tax earnings and $0.6 million related to other tax matters. For the three months ended March 31, 2013, our tax provision includes net expense of $2.5 million related to pre-tax earnings and a net expense of $0.6 million related to other tax matters. We estimate approximately $0.6 million of our liabilities for uncertain tax positions could be reversed during the remainder of 2014.

Liquidity and Capital Resources

Liquidity

We had cash and cash equivalents at March 31, 2014 and December 31, 2013, of $39.1 million and $54.7 million, respectively, of which $26.6 and $34.5 million, respectively, were held outside the United States. At March 31, 2014, we had outstanding borrowings and letters of credit of $20.0 million and $1.9 million, respectively, under various credit facilities, and approximately $91.6 million of the credit facilities were unused and available. The agreements underlying our credit facilities include restrictive and financial covenants and, as of March 31, 2014, we were in compliance with these covenants. On April 15, 2014, we received approximately $50.0 million of net proceeds from the issuance of the New Notes.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. We permanently reinvest the earnings of our foreign subsidiaries outside the United States, and our current plans do not demonstrate a need to repatriate them to fund our United States operations. If these funds were to be needed for our operations in the United States, we would be required to record and pay significant taxes to repatriate these funds.

We believe that cash flow from operations, availability on credit facilities and available cash on hand, including the net proceeds from the issuance of New Notes, will be sufficient to fund our recurring capital expenditure requirements and other currently anticipated cash needs for the next twelve months. Our ability to meet our cash needs through cash generated by our operating activities will depend on the demand for our products, as well as general economic, financial, competitive and other factors, many of which are beyond our control. We cannot be assured however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that future borrowings will be available to us under our credit facilities or that we will be able to raise third party financing in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness.

Our principal liquidity requirements over the next twelve months will be for i) $23.6 million semi-annual interest payments required in connection with the 2019 Notes, payable in May and November each year ii) capital expenditure needs of our continuing operations, iii) working capital needs and iv) debt service requirements in connection with our credit facilities and other debt. In addition, the potential for acquisitions of other businesses in the future may require additional debt or equity financing.

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2014 was $10.8 million and net cash provided by operating activities for the three months ended March 31, 2013 was $29.1 million. The reduction in net cash from operating activities is primarily due to changes in working capital and higher income tax payments, partially offset by a lower net loss. The changes in working capital items reflect i) a reduction of accounts payable levels as we reduced the aging of our accounts payable from year-end levels to be in-line with our normal metrics, ii) increased accounts receivable which resulted from higher sales in the last month of the first quarter of 2014, as compared with sales in the month of December 2013, and iii) the building of inventory levels to support customer demand.

Net cash used in investing activities was $14.0 million for the three months ended March 31, 2014, and primarily related capital expenditures. Net cash used in investing activities was $20.0 million for the three months ended March 31, 2013, and primarily related to capital expenditures. Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards. The spending required to meet our customers’ requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. Total capital expenditures by our Printed Circuit Boards segment for the three months ended March 31, 2014 and 2013, were $14.4 million and $19.1 million, respectively. Given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions.

Net cash provided by financing activities was $9.1 million for the three months ended March 31, 2014, which primarily related to $10.0 million of net borrowings on credit facilities in China, partially offset by scheduled repayments of our North America mortgage loans. Net cash used in financing activities was $0.3 million for the three months ended March 31, 2013, which related to the repayment of the North America mortgages loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be adversely affected as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2014, there were foreign currency hedge instruments outstanding with a nominal value of approximately 1.0 billion Chinese RMB related to our operations in Asia.

Item 4. Controls and Procedures

As of March 31, 2014, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the risk factors set forth below, please see the risk factors set forth in Part I, Item 1A “Risk Factors” in our 2013 Annual Report on Form 10-K.

Risks Related to Our Business and Industry

If we are not able to renew leases of our manufacturing facilities, our operations could be interrupted and our assets could become impaired.

We lease several of our principal manufacturing facilities from third parties under operating leases with remaining lease terms, as of March 31, 2014, ranging from one to five years. In addition, for the facilities we own in China, we lease the underlying land pursuant to land use rights agreements with the Chinese government, which expire from 2043 to 2052. During 2012 we closed our manufacturing facility in Huizhou, China because the area where this facility was located was redeveloped away from industrial use, and we were unable to renew our lease. If we are not able to renew facility leases under commercially acceptable terms, our operations at those facilities could be interrupted, our assets could become impaired and we may incur significant expense to relocate those operations. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risks Related to Our Capital Structure

We have a substantial amount of debt and may be unable to service or refinance this debt, which could have a material adverse effect on our business in the future, and may place us at a competitive disadvantage in our industry.

As of March 31, 2014, our total outstanding indebtedness was approximately $582.4 million, and on April 15, 2014, we completed an offering of an additional $50.0 million in the aggregate principal amount of 7.875% Senior Secured Notes due 2019. Our net interest expense for the three months ended March 31, 2014 and 2013, was approximately $11.3 million, and $11.2 million, respectively. As of March 31, 2014, our total consolidated stockholders’ equity was approximately $201.1 million.

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

If we cannot fund our liquidity needs, we will have to take actions such as: reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances; selling assets; restructuring or refinancing our debt; or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our $75 million senior secured revolving credit facility and the indenture governing the 2019 Notes limit the use of the proceeds from any disposition of assets and, as a result, we may not be allowed to use the proceeds from such dispositions to satisfy all current debt service obligations. In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we would be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

Downgrades of our debt ratings would adversely affect us.

Our debt securities and corporate credit profile are monitored and rated by Moody’s Investors Service, Inc. (“Moodys”) and Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc., (“S&P”). On March 31, 2014, S&P downgraded our corporate rating from BB- to B+ and the rating on the 2019 Notes from BB- to B+. On April 10, 2014, Moodys reaffirmed our corporate rating to B2 and the rating on the 2019 Notes to B1. Any future downgrade by Moodys or S&P could make it more difficult for us to obtain new financing if we had an immediate need to increase our liquidity or increase the cost at which any new financing may be negotiated.

Item 6. Exhibits

(a)	Exhibits

The information required by this item is included in the exhibit index that follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2014.

VIASYSTEMS GROUP, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President & Chief Financial Officer (Principal Financial Officer)

By:	/s/ Christopher R. Isaak
Name:	Christopher R. Isaak
Title:	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description

3.1	(1)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.

3.2	(1)	Second Amended and Restated Bylaws of Viasystems Group, Inc.

4.1	(2)	Third Supplemental Indenture, dated as of April 9, 2014, by and among Viasystems Group, Inc., Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

4.1	(3)	Fourth Supplemental Indenture, dated as of April 15, 2014, by and among Viasystems Group, Inc., Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

10.1	(2)	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan Performance Share Units Award Agreement.

10.2	(2)	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan 2014 Leveraged Share Units Award Agreement.

10.3	(2)	Amendment No. 9 to Loan and Security Agreement and Waiver, dated as of April 9, 2014, by and among Viasystems Technologies Corp., L.L.C., Viasystems Corporation, Viasystems Sales, Inc., DDi Cleveland Holdings Corp., Coretec Building Inc., and Trumauga Properties, Ltd. As Borrowers, Viasystems, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

14.1	(2)	Code of Business Conduct and Ethics (as amended April 1, 2014).

31.1	(2)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(2)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(2)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	(2)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant § 906 of the Sarbanes-Oxley Act of 2002.

101	(2)	The following materials from Viasystems Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): i) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2014 and 2013, ii) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and iv) Notes to Condensed, Consolidated Financial Statements.

(1)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.
(2)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 9, 2014.
(3)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 15, 2014.
(4)	Filed herewith.