Form 10-Q
period 2014-06-30
VIASYSTEMS GROUP INC
filed 2014-08-07
CIK 1101169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 1, 2014, there were 20,920,808 shares of Viasystems Group, Inc.’s Common Stock outstanding.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,461	$54,738
Accounts receivable, net	211,983	196,126
Inventories	134,837	122,182
Prepaid expenses and other	35,269	38,131

Total current assets	458,550	411,177
Property, plant and equipment, net	429,386	446,488
Goodwill	151,283	151,283
Intangible assets, net	92,872	96,183
Deferred financing costs, net	14,722	12,593
Other assets	724	693

Total assets	$1,147,537	$1,118,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$21,167	$11,387
Accounts payable	174,615	203,122
Accrued and other liabilities	97,054	88,220

Total current liabilities	292,836	302,729
Long-term debt, less current maturities	614,078	561,508
Other non-current liabilities	41,539	41,592

Total liabilities	948,453	905,829

Stockholders’ equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 20,920,808 and 20,759,014 shares issued and outstanding	209	208
Paid-in capital	2,397,388	2,394,268
Accumulated deficit	(2,206,695)	(2,193,289)
Accumulated other comprehensive income	4,813	8,461

Total Viasystems stockholders’ equity	195,715	209,648
Noncontrolling interest	3,369	2,940

Total stockholders’ equity	199,084	212,588

Total liabilities and stockholders’ equity	$1,147,537	$1,118,417

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$300,929	$285,553	$596,841	$558,493
Operating expenses:
Cost of goods sold, exclusive of items shown separately	242,245	232,448	482,048	451,506
Selling, general and administrative	25,442	25,001	52,291	52,694
Depreciation	21,868	21,878	43,680	43,836
Amortization	1,656	1,678	3,336	3,356
Restructuring and impairment	68	—	341	—

Operating income	9,650	4,548	15,145	7,101
Other expense (income):
Interest expense, net	11,848	11,259	23,101	22,458
Amortization of deferred financing costs	734	724	1,389	1,449
Other, net	(1,364)	941	(2,597)	1,689

Loss before income taxes	(1,568)	(8,376)	(6,748)	(18,495)
Income taxes	2,052	1,892	6,229	5,055

Net loss	$(3,620)	$(10,268)	$(12,977)	$(23,550)

Less:
Net income attributable to noncontrolling interest	$239	$101	$429	$274

Net loss attributable to common stockholders	$(3,859)	$(10,369)	$(13,406)	$(23,824)

Basic loss per share	$(0.19)	$(0.52)	$(0.66)	$(1.19)

Diluted loss per share	$(0.19)	$(0.52)	$(0.66)	$(1.19)

Basic weighted average shares outstanding	20,289,645	20,010,029	20,266,319	20,002,467

Diluted weighted average shares outstanding	20,289,645	20,010,029	20,266,319	20,002,467

Comprehensive (loss) income:
Net loss	$(3,620)	$(10,268)	$(12,977)	$(23,550)
Change in fair value of derivatives, net of tax	(350)	552	(3,648)	923

Comprehensive loss	(3,970)	(9,716)	(16,625)	(22,627)
Less:
Comprehensive income attributable to noncontrolling interests	239	101	429	274

Comprehensive loss attributable to common stockholders	$(4,209)	$(9,817)	$(17,054)	$(22,901)

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(12,977)	$(23,550)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	47,016	47,192
Non-cash stock compensation expense	3,707	5,804
Amortization of deferred financing costs	1,389	1,449
Deferred income taxes	(4,194)	275
(Gain) loss on disposition of assets, net	(1,271)	368
Amortization of original issue premium on 2019 Notes	(145)	—
Non-cash impact of exchange rate changes	(40)	(140)
Change in assets and liabilities:
Accounts receivable	(15,857)	(3,721)
Inventories	(12,655)	(3,342)
Prepaid expenses and other	4,004	4,923
Accounts payable	(28,507)	14,806
Accrued and other liabilities	6,218	(3,634)

Net cash (used in) provided by operating activities	(13,312)	40,430

Cash flows from investing activities:
Capital expenditures	(27,713)	(39,496)
Proceeds from disposals of property, plant and equipment	2,193	297
Insurance proceeds from the Guangzhou Fire	1,988	—

Net cash used in investing activities	(23,532)	(39,199)

Cash flows from financing activities:
Proceeds from issuance of 2019 Notes	53,500	—
Proceeds from borrowings under credit facilities	20,000	10,000
Repayments of borrowings under mortgages and credit facilities	(11,004)	(10,670)
Financing and other fees	(3,344)	—
Withholding taxes related to stock awards net share settlements	(585)	(612)
Repayment of Senior Subordinated Convertible Notes due 2013	—	(895)

Net cash provided by (used in) financing activities	58,567	(2,177)

Net change in cash and cash equivalents	21,723	(946)
Cash and cash equivalents, beginning of the period	54,738	74,816

Cash and cash equivalents, end of the period	$76,461	$73,870

Supplemental cash flow information:
Interest paid	$24,422	$22,348

Income taxes paid, net	$7,937	$3,940

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. and its subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

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

The Company is a party to agreements with third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At June 30, 2014 and December 31, 2013, other non-current liabilities included $1,501 and $1,927, respectively, of accruals for potential claims in connection with such indemnities.

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

The components used in the computation of basic and diluted loss per share attributable to common stockholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(3,859)	$(10,369)	$(13,406)	$(23,824)

Weighted average number of shares—basic	20,289,645	20,010,029	20,266,319	20,002,467
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock awards	—	—	—	—
Dilutive effect of performance share units	—	—	—	—

Weighted average number of shares—diluted	20,289,645	20,010,029	20,266,319	20,002,467

Basic loss per share	$(0.19)	$(0.52)	$(0.66)	$(1.19)

Diluted loss per share	$(0.19)	$(0.52)	$(0.66)	$(1.19)

For the three and six months ended June 30, 2014, the calculation of diluted weighted average shares outstanding excludes i) the effect of performance share units representing a maximum of 1,384,555 shares of common stock, ii) options to purchase 1,836,917 shares of common stock, iii) unvested restricted stock awards of 631,052. For the three and six months ended June 30, 2013, the calculation of diluted weighted average shares outstanding excludes i) the effect of performance share units representing a maximum of 987,147 shares of common stock, ii) the effect of options to purchase 1,906,575 shares of common stock and iii) unvested restricted stock awards of 596,287.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued a new accounting standard that changes the criteria companies must use for the recognition of revenue and will affect the Company’s measurement, recognition and disclosures concerning revenue once the new standard is adopted. The Company will adopt the new standard as of January 1, 2017. As of the date of this Report, the Company is still evaluating the potential impact this standard will have on its consolidated financial statements upon adoption.

2. Inventories

The composition of inventories is as follows:

	June 30, 2014	December 31, 2013
Raw materials	$49,900	$42,538
Work in process	35,214	35,504
Finished goods	49,723	44,140

Total	$134,837	$122,182

Inventories are stated at the lower of cost (valued using the first-in, first-out and average cost methods) or market.

3. Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	June 30, 2014	December 31, 2013
Land and buildings	$160,480	$157,245
Machinery, equipment and systems	646,113	638,348
Leasehold improvements	96,371	91,662
Construction in progress	10,586	26,874

	913,550	914,129
Less: Accumulated depreciation	(484,164)	(467,641)

Total	$429,386	$446,488

4. Credit Facilities and Long-term Debt

The composition of long-term debt is as follows:

	June 30, 2014	December 31, 2013
Senior Secured Notes due 2019, including unamortized premium	$603,355	$550,000
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	11,261	12,259
Zhongshan 2010 Credit Facility	20,000	10,000
Capital leases	629	636

	635,245	572,895
Less: Current maturities	(21,167)	(11,387)

	$614,078	$561,508

As of June 30, 2014, $20,000 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $1,875, and approximately $92,472 of the credit facilities were unused and available.

Senior Secured Notes due 2019

On April 15, 2014, the Company’s subsidiary, Viasystems, Inc., completed an offering of $50,000 aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “New Notes”). The New Notes were issued at a premium of 7.000%, or $3,500, which was recorded on the Company’s balance sheet as an increase to the liability for the 2019 Notes, and is being amortized as a reduction of interest expense over the life of the New Notes. As of June 30, 2014, the unamortized premium was $3,355. The Company incurred approximately $3,500 of financing fees related to the New Notes that have been capitalized and will be amortized over the term of the New Notes. The net proceeds of the New Notes will be used for general corporate purposes, including to supplement the Company’s short-term cash on hand while it aggressively pursues recovery of losses related to the September 2012 fire in its Guangzhou, China PCB manufacturing facility from its insurer, and to pay fees and expenses related to the offering of the New Notes.

Previously, the Company had issued $550,000 aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “Existing Notes” and, together with the New Notes, the “2019 Notes”) pursuant to an indenture dated as of April 30, 2012. The New Notes constitute an additional issuance of, and are fungible with, the Existing Notes and form a single class of debt securities with the Existing Notes for all purposes and have the same terms as the Existing Notes, except for the issue price and issue date.

5. Restructuring and Impairment

As of June 30, 2014, the reserve for restructuring charges included $237, $244 and $1,295 related to i) activities initiated in 2012 to achieve general cost savings, ii) the closure of its Huizhou Facility and iii) plant shutdowns and downsizings which occurred in 2001 through 2005 as a result of the economic downturn that began in 2000 (the “2001 Restructuring”), respectively.

The following tables summarize changes in the reserve for restructuring charges for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014
	Reserve at 12/31/13	Net Charges	Cash Payments	Adjustments		Reserve at 6/30/14
Restructuring Activities:
Personnel and severance	$1,587	$—	$(999)	$—		$588
Lease and other contractual commitments	1,240	341	(417)	24	(a)	1,188

Total restructuring charges	$2,827	$341	$(1,416)	$24		$1,776

	Six Months Ended June 30, 2013
	Reserve at 12/31/12	Net Charges	Cash Payments	Adjustments		Reserve at 6/30/13
Restructuring Activities:
Personnel and severance	$3,758	$—	$(1,584)	$—		$2,174
Lease and other contractual commitments	1,610	—	(848)	24	(a)	786

Total restructuring charges	$5,368	$—	$(2,432)	$24		$2,960

(a)	Represents accretion of interest on discounted restructuring liabilities.

During the three and six months ended June 30, 2014, the Company incurred restructuring charges of $68 and $341, respectively, in its Printed Circuit Boards segment related to lease and moving costs for the relocation of its Anaheim, California facility from a leased facility to a new facility owned by the Company. Through June 30, 2014, the Company has incurred $1,109 of restructuring charges related to the relocation of the Anaheim facility, and the Company does not expect it will incur significant additional related charges.

Guangzhou Fire

On September 5, 2012, the Company experienced a fire on the campus of its PCB manufacturing facility in Guangzhou, China (the “Guangzhou Fire”) which resulted in the loss of inventory with a carrying value of $4,692 and property, plant and equipment with a net book value of $1,988. The Company maintains insurance coverage for property losses and business interruptions caused by fire which is subject to certain deductibles. During the six months ended June 30, 2014 and year ended December 31, 2013, the Company received initial payments of $4,887 and $1,631, respectively from its insurance carrier as a partial reimbursement of its property claim. The Company continues to actively pursue collection of its business interruption and property claims through negotiation with its insurance carrier; however, the Company may pursue its claims in litigation should such negotiations not produce a satisfactory result. The final payment from the Company’s insurance carrier for these claims is dependent on many variables that are difficult to predict and the Company is not able to estimate the total amount of the recovery it may receive or the timing of such recovery.

6. Derivative Financial Instruments and Cash Flow Hedging Strategy

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

The Company recognizes all such derivative contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate. Accumulated other comprehensive income as of June 30, 2014 and December 31, 2013, included net deferred loss on derivatives of $2,715 (net of taxes of $558) and gains of $933 (net of taxes of $256), respectively, related to cash flow hedges.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of open derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs. Realized gains or losses from the settlement of foreign exchange forward contracts and cross-currency swaps are recognized in earnings in the same period the hedged foreign currency cash flow affects earnings. For the three and six months ended June 30, 2014, losses of $1,025 and $1,228, respectively, were recorded in cost of goods sold related to foreign currency cash flow hedges. For the three and six months ended June 30, 2013, gains of $1,186 and $1,845, respectively, were recorded in cost of goods sold related to the settlement of foreign currency cash flow hedges.

The following table summarizes the Company’s outstanding derivative contracts:

	June 30, 2014	December 31, 2013
Notional amount in thousands of Chinese RMB	2,613,376	479,096
Weighted average remaining maturity in months	9.5	6.4
Weighted average exchange rate per one U.S. Dollar	6.23	6.18

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

Financial Instruments Measured on a Recurring Basis

The following table sets forth, as of June 30, 2014 and December 31, 2013, the hierarchy of the Company’s financial asset (liability) positions for which fair value is measured on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Balance Sheet Classification
Available—for—sale investments in Savings Restoration Plan	$1,321	—	—	Prepaid expense and other
Cash flow hedges—deferred loss contracts	—	(3,273)	—	Accrued and other liabilities
Cash flow hedges—deferred gains contracts	—	—	—

	$(1,321)	$(3,273)	$—

	December 31, 2013
	Level 1	Level 2	Level 3	Balance Sheet Classification
Available—for—sale investments in Savings Restoration Plan	$1,077	—	—	Prepaid expense and other
Cash flow hedges—deferred loss contracts	—	—	—
Cash flow hedges—deferred gains contracts	—	1,189	—	Prepaid expense and other

	$(1,077)	$1,189	$—

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

The Company did not have any transfers between levels during the six months ended June 30, 2014 and 2013.

Other Financial Instruments

In addition to cash flow hedges and available for sale investments in the Company’s Savings Restoration Plan, the Company’s financial instruments consist of cash equivalents, accounts receivable and long-term debt. For cash equivalents and accounts receivable, the carrying amounts approximate fair market value.

The estimated fair values of the Company’s debt instruments as of June 30, 2014 and December 31, 2013, are as follows:

	June 30, 2014
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$640,500	$603,355	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	11,036	11,261	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	20,000	20,000	Current maturities of long-term debt

	December 31, 2013
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$595,034	$550,000	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	11,710	12,259	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt

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

7. Stock-based Compensation

Stock compensation expense recognized in the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of goods sold	$171	$131	$332	$359
Selling, general and administrative	1,806	2,466	3,375	5,445

	$1,977	$2,597	$3,707	$5,804

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,869,124	$24.73	2,029,010	$31.84
Granted	—	—	22,500	13.48
Exercised	—	—	—	—
Forfeited	(32,207)	19.84	(144,935)	118.40

Outstanding at June 30,	1,836,917	$24.81	1,906,575	$25.04

Options exercisable at June 30,	1,748,991	$25.21	1,554,875	$26.67

No stock options were granted during the six months ended June 30, 2014. The weighted average fair value of stock options granted during the six months ended June 30, 2013, was $5.95, estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

2013
Expected life of options	4.3 years
Risk free interest rate	0.75% to 0.88%
Expected volatility of stock	54.66% to 54.94%
Expected dividend yield	None

The following table summarizes information regarding outstanding stock options as of June 30, 2014:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 12.66 to $18.94	427,854	4.55 years	$17.25	342,057	4.45 years	$17.37
$ 20.38 to $21.04	484,950	3.53 years	20.41	484,950	3.53 years	20.41
$ 21.88 to $24.00	861,594	2.79 years	21.89	859,465	2.78 years	21.89
$ 150.99	62,519	1.59 years	150.99	62,519	1.59 years	150.99

	1,836,917	3.35 years	$24.81	1,748,991	3.27 years	$25.21

Restricted Stock Awards

The following table summarizes restricted stock award activity for the six months ended June 30, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested at beginning of year	576,042	$17.47	629,435	$18.40
Granted	213,900	12.31	203,089	13.50
Vested	(151,747)	20.26	(226,237)	16.62
Forfeited	(7,143)	14.37	(10,000)	16.74

Nonvested at June 30,	631,052	$15.08	596,287	$17.44

As of the vesting date, the total fair value of restricted stock awards which vested during the six months ended June 30, 2014, was $1,971.

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

During the six months ended June 30, 2014 and 2013, the Company granted performance share units with market conditions. The weighted average per share fair value of these grants were $14.88 and $16.57, respectively, estimated using the Monte Carlo simulation model.

The following table summarizes performance share unit activity for the three months ended June 30, 2014 and 2013:

	2014		2013
	Share Units	Weighted Average Grant Date Per Share Fair Value	Share Units	Weighted Average Grant Date Per Share Fair Value
Outstanding, beginning of year	558,113	$16.26	139,343	$18.42
Granted at target	241,138	14.88	427,736	16.57
Forfeited	—	—	—	—

Outstanding, at June 30,	799,251	$15.84	567,079	$17.02

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

For the three and six months ended June 30, 2014, the Company’s tax provision includes net expense of $1,829 and $5,361, respectively, related to pre-tax earnings, and net expense of $223 and $868, respectively, related to other tax matters. Other tax matters for both the three and six months ended June 30, 2014, included the reversal of $416 of uncertain tax positions due to the lapse of the applicable statute of limitations. For the three and six months ended June 30, 2013, the Company’s tax provision included net expense of $1,402 and $3,927, respectively, related to its pre-tax earnings, and net expense of $490 and $1,128, respectively, related to other tax matters. Other tax matters for the three and six months ended June 30, 2013, included reversals of $183 and $212, respectively, of uncertain tax positions due to the lapse of the applicable statute of limitations.

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

Total assets by segment are as follows:

	June 30, 2014	December 31, 2013
Printed Circuit Boards	$980,840	$975,570
Assembly	100,108	99,857
Other	66,589	42,990

Total assets	$1,147,537	$1,118,417

Net sales and operating income (loss) by segment, together with a reconciliation to loss before income taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales to external customers:
Printed Circuit Boards	$262,342	$240,739	$515,607	$481,720
Assembly	38,587	44,814	81,234	76,773

Total	$300,929	$285,553	$596,841	$558,493

Intersegment sales:
Printed Circuit Boards	$3,321	$2,625	$5,891	$5,458
Assembly	—	—	—	—

Total	$3,321	$2,625	$5,891	$5,458

Operating income (loss):
Printed Circuit Boards	$12,763	$4,652	$22,149	$8,379
Assembly	(3,113)	(73)	(7,004)	(1,123)
Other	—	(31)	—	(155)

Total	9,650	4,548	15,145	7,101
Interest expense, net	11,848	11,259	23,101	22,458
Amortization of deferred financing costs	734	724	1,389	1,449
Other, net	(1,364)	941	(2,597)	1,689

Loss before income taxes	$(1,568)	$(8,376)	$(6,748)	$(18,495)

10. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, by component, for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Cash Flow Hedges (see Note 6)	Foreign Currency Translation	Total	Cash Flow Hedges (see Note 6)	Foreign Currency Translation	Total
Accumulated other comprehensive income at beginning of period	$(2,365)	$7,528	$5,163	$933	$7,528	$8,461
Other comprehensive gain (loss), net of tax and before reclassifications	675	—	675	(2,420)	—	(2,420)
Amounts reclassified from accumulated other comprehensive income, net of tax income, net of tax	(1,025)	—	(1,025)	(1,228)	—	(1,228)

Other comprehensive loss, net of tax	(350)	—	(350)	(3,648)	—	(3,648)

Accumulated other comprehensive income at end of period	$(2,715)	$7,528	$4,813	$(2,715)	$7,528	$4,813

Other comprehensive loss for the three months ended June 30, 2014, included net tax expense of $201. Other comprehensive loss for the six months ended June 30, 2014, was net of taxes of $814.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Cash Flow Hedges (see Note 6)	Foreign Currency Translation	Total	Cash Flow Hedges (see Note 6)	Foreign Currency Translation	Total
Accumulated other comprehensive income at beginning of period	$1,711	$7,528	$9,239	$1,340	$7,528	$8,868
Other comprehensive income, net of tax and before reclassifications	1,738	—	1,738	2,768	—	2,768
Amounts reclassified from accumulated other comprehensive income, net of tax income, net of tax	(1,186)	—	(1,186)	(1,845)	—	(1,845)

Other comprehensive income, net of tax	552	—	552	923	0	923

Accumulated other comprehensive income at end of period	$2,263	$7,528	$9,791	$2,263	$7,528	$9,791

Other comprehensive loss for the three and six months ended June 30, 2013, was net of taxes of $12 and $12, respectively.

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

Recent Developments

Senior Secured Notes due 2019

On April 15, 2014, our subsidiary, Viasystems, Inc., completed an offering of $50.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “New Notes”). The New Notes were issued at a premium of 7.000%, or $3.5 million, which will be amortized as a reduction of interest expense over the term of the New Notes. We incurred approximately $3.5 million of financing fees related to the New Notes that have been capitalized and will be amortized over the term of the New Notes. The net proceeds of the New Notes will be used for general corporate purpose, including to supplement our short-term cash on hand while we aggressively pursue recovery of losses related to the September 2012 fire in our Guangzhou, China PCB manufacturing facility from our insurer, and to pay fees and expenses related to the offering of the New Notes.

Previously, we had issued $550.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “Existing Notes” and, together with the New Notes, the “2019 Notes”) pursuant to an indenture dated as of April 30, 2012. The New Notes constitute an additional issuance of, and are fungible with, the Existing Notes and form a single class of debt securities with the Existing Notes for all purposes and have the same terms as the Existing Notes, except for the issue price and issue date.

Guangzhou Fire

On September 5, 2012, we experienced a fire on the campus of our PCB manufacturing facility in Guangzhou, China which damaged property, destroyed inventory and temporarily reduced the facility’s manufacturing capacity (the “Guangzhou Fire”).

In December 2013 and May 2014, we received partial reimbursements of $1.6 million and $4.9 million, respectively, from our insurance carrier related to our property damage claim. As of the date of this Report, we continue to actively pursue collection of both our property and business interruption claims through negotiation with our insurance carrier. However, we continue to maintain our rights to pursue our claims in litigation should such negotiations not produce a satisfactory result. We may file litigation against our insurance carrier in the near future in order to preserve our rights and maximize the potential recovery of losses suffered from the fire. The final payment from our insurance carrier for these claims is dependent on many variables that are difficult to predict, and we are not able to estimate the total amount of the recovery we may receive or the timing of such recovery.

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

We are a supplier to more than 1,000 original equipment manufacturers (“OEMs”) and contract electronic manufacturers (“CEMs”) in numerous end markets. Our OEM customers include industry leaders such as:

• Agilent Technologies, Inc.	• Huawei Technologies Co. Ltd.
• Alcatel-Lucent SA	• Intel Corporation
• Apple Inc.	• L-3 Communications Holdings, Inc.
• Autoliv, Inc.	• Motorola Inc.
• BAE Systems, Inc.	• NetApp, Inc.
• Broadcom Corporation	• Phoenix International Corporation
• Ciena Corporation	• Q-Logic Corporation
• Cisco Systems, Inc.	• Qualcomm Incorporated
• Continental AG	• Raytheon Company
• Dell Inc.	• Robert Bosch GmbH
• Danaher Corporation	• Rockwell Automation, Inc.
• Ericsson AB	• Rockwell Collins, Inc.
• General Electric Company	• Tellabs, Inc.
• Goodrich Corporation	• Tesla Motors, Inc.
• Harris Communications	• TRW Automotive Holdings Corp.
• Hitachi, Ltd.	• Xyratex Ltd.

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

We expect sales in the automotive end market to continue to improve sequentially as we continue working to optimize our available capacity. In addition, long-term industry demand trends in the automotive electronics market are positive. According to Prismark Partners LLC, a leading PCB industry research firm, the global automotive electronics market is expected to grow at a compound annual growth rate of 3.4% from 2013 to 2018. Market growth in automotive electronics is expected to be driven primarily by growth in worldwide vehicle sales, particularly to customers in emerging markets such as China, increased electronic content per vehicle and increased sales of hybrid and electric vehicles.

Sales trends to our customers in the diverse industrial & instrumentation end market typically follow global economic trends. While we have experienced lower demand during the first half of 2014, we see opportunities in this end market as a result of growing demand for alternative energy, market share opportunities in the automated test equipment market and cross selling opportunities between our Printed Circuit Boards and Assembly segments.

The telecommunications end market remains dynamic as the customers we supply produce a mix of products which include both new cutting-edge applications as well as more mature products with varying levels of demand. While we continue to try to position ourselves to take advantage of growth opportunities related to the introduction of next generation wireless technology standards and have benefitted from opportunities related to the 4G LTE build out in China, we have begun to see a softening of demand of this end market.

In the computer and datacommunications end market, we have experienced softening demand in the first half of 2014, consistent with demand drops many of our customers are experiencing in their businesses. We continue to pursue new customers and programs for both our Printed Circuit Boards and Assembly segments, especially in the high-end server and storage sectors which are being driven, in part, by the “Cloud” infrastructure build-out.

In the military and aerospace end market, we experienced a recent improvement in sales as a result of customer qualification activity in recent quarters. However, overall demand and pricing trends continue to be negatively impacted by the U.S. government budget sequester, which we expect will have an impact on our sales through the second half of 2014. With facilities in China that maintain aerospace quality management certifications, we see growth opportunities in this end market from the growing aerospace production in China.

Results of Operations

Three Months Ended June 30, 2014, Compared with the Three Months Ended June 30, 2013

Net Sales. Net sales for the three months ended June 30, 2014, were $300.9 million, a $15.3 million, or 5.4%, increase from net sales during the same period in 2013. The increase was primarily due to increased demand in the automotive, telecommunications and military and aerospace end markets, partially offset by reduced demand in the industrial & instrumentation and computer and datacommunications end markets.

Net sales by end market for the three months ended June 30, 2014 and 2013, were as follows:

	June 30,
End Market (dollars in millions)	2014	2013
Automotive	$101.0	$85.1
Industrial & Instrumentation	68.5	76.5
Telecommunications	56.1	48.2
Computer and Datacommunications	40.2	44.8
Military and Aerospace	35.1	31.0

Total Net Sales	$300.9	$285.6

Our net sales of products for end use in the automotive market increased by approximately $15.9 million, or 18.7%, during the three months ended June 30, 2014, as compared with the same period in 2013. The increase was primarily a result of increased sales volume of approximately 17.2% in our Printed Circuit Boards segment driven by i) the restoration of manufacturing capacity and continued customer requalification activities following the Guangzhou Fire, ii) additional capacity we added to our principal automotive manufacturing facility in China iii) new program wins with existing automotive customers in our Printed Circuit Boards segment and iv) new automotive customers in our Assembly segment.

Net sales of products ultimately used in the industrial & instrumentation market for the three months ended June 30, 2014, decreased by approximately $8.0 million, or 10.4%, as compared with the same period in 2013. The decrease in net sales was driven primarily by a decline in sales of wind power and elevator controls related programs as certain customers are manufacturing in-house a portion of the components we supply, partially offset by new program sales for industrial manufacturing equipment to an existing customer in our Assembly segment and market share growth with certain customers in our Printed Circuit Boards segment.

Net sales of products ultimately used in the telecommunications market increased by approximately $7.9 million, or 16.5%, for the quarter ended June 30, 2014, as compared with the quarter ended June 30, 2013. The sales increase was primarily a result of increased demand from a range of customers, including i) a customer whose products support the 4G LTE build-out in China and ii) a ramp up in demand for a new program we won in 2013, partially offset by iii) an inventory correction by one of our largest customers in this end market and iv) a decline in demand from certain programs which went end-of-life in 2013.

During the second quarter of 2014, net sales of our products for use in the computer and datacommunications end market decreased by approximately $4.6 million, or 10.2%, as compared with the same period in the prior year. The decrease was primarily a result of reduced sales volume of approximately 6.1% in our Printed Circuit Boards segment driven by a decline in demand from certain programs which went end-of-life, partially offset by new customer wins in our Printed Circuit Boards segment and new program wins with existing customers in our Assembly segment.

Net sales to the military and aerospace end market increased by $4.1 million, or 13.1%, to $35.1 million for the quarter ended June 30, 2014, as compared with the quarter ended June 30, 2013. The increase is primarily due to i) ramping demand for certain customer programs and ii) market share growth with existing customers, partially offset by iii) downward pricing pressures in this end market and iv) lost market share with some customers due to price competitiveness.

Net sales by segment for the three months ended June 30, 2014 and 2013, were as follows:

	June 30,
Segment (dollars in millions)	2014	2013
Printed Circuit Boards	$265.6	$243.4
Assembly	38.6	44.9
Eliminations	(3.3)	(2.7)

Total Net Sales	$300.9	$285.6

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended June 30, 2014, increased by $22.2 million, or 9.2%, to $265.6 million. The increase was a result of increased sales in all but our computer and datacommunication end market.

Assembly segment net sales decreased by $6.3 million, or 13.9%, to $38.6 million for the three months ended June 30, 2014, compared with the second quarter of 2013. The decrease was primarily the result of reduced demand in our industrial & instrumentation end market, partially offset by increased sales in our automotive and computer and datacommunications end markets.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations and comprehensive (loss) income for the three months ended June 30, 2014, was $242.2 million, or 80.5%, of consolidated net sales. This represents a 0.9 percentage point improvement from the 81.4% of consolidated net sales for the second quarter of 2013. A number of net positive cost factors in our Printed Circuit Boards segment were partially offset by a number of negative cost factors in our Assembly segment.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, and energy costs in China. Economies of scale can help to offset any adverse trends in these costs. As compared with the second quarter of 2013, cost of goods sold as a percentage of net sales was positively impacted during the second quarter of 2014 by i) higher sales volumes, ii) certain one-time costs associated with the Guangzhou Fire in 2013 which did not recur in 2014 and iii) lower incentive compensation expense.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. As compared with the second quarter of 2013, cost of goods sold as a percentage of net sales during the second quarter of 2014 were negatively impacted by i) lower sales levels and ii) inefficiencies at our Juarez, Mexico facility related to new product introductions.

As part of our ongoing efforts to align capacity, overhead costs and operating expense with market demand, during 2014 we have continued to implement a staffing reduction plan we had previously announced at certain of our PCB manufacturing facilities in China, and made targeted reductions in force at both PCB and E-M Solutions facilities in North America. We expect these staffing reductions will have a positive impact on our cost of goods sold going forward.

Selling, General and Administrative Costs. Selling, general and administrative costs increased by $0.4 million, or 1.6%, to $25.4 million for the three months ended June 30, 2014, compared with the same period in the prior year. The level of selling, general and administrative costs was essentially flat as increases in certain costs were offset by decreased non-cash stock compensation expense.

Depreciation. Depreciation expense was $21.9 million for both the three months ended June 30, 2014 and 2013. Depreciation expense in our Printed Circuit Boards and Assembly segments of $20.7 million and $1.2 million, respectively, for the three months ended June 30, 2014, was substantially unchanged as compared with the same period in the prior year as our base of depreciable assets in both segments remained relatively constant.

Restructuring and Impairment. During the three months ended June 30, 2014, we incurred an additional $0.1 million of restructuring charges which consisted of lease and moving costs related to the relocation of our Anaheim, California PCB manufacturing operations from a leased facility to a new facility we own. Our new facility began operations during the second half of 2013 and, in connection with the relocation of the Anaheim operations, we have incurred $1.1 million of cumulative restructuring costs through June 30, 2014. We do not expect to incur significant additional charges related to the move.

Operating Income. Operating income of $9.6 million for the three months ended June 30, 2014, represents an increase of $5.1 million, or 112.2%, compared with operating income of $4.5 million for the three months ended June 30, 2013. A contributing factor to the improvement of operating income for the three months ended June 30, 2014, was a reduction of incentive compensation expense, a portion of which had been accrued in prior periods. The primary sources of operating income (loss) for the three months ended June 30, 2014 and 2013, were as follows:

Source (dollars in millions)	2014	2013
Printed Circuit Boards segment	$12.7	$4.6
Assembly segment	(3.1)	(0.1)
Other	—	—

Operating income	$9.6	$4.5

Operating income from our Printed Circuit Boards segment increased by $8.1 million to $12.7 million for the three months ended June 30, 2014, compared with $4.6 million for the same period in the prior year. The increase is primarily the result of increased net sales and lower cost of goods sold as a percentage of net sales, partially offset by increased selling, general and administrative expenses and restructuring charges.

Operating loss from our Assembly segment was $3.1 million for the three months ended June 30, 2014, compared with $0.1 million in the second quarter of 2013. The increase is primarily the result of reduced sales volumes and higher cost as a percentage of sales.

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

We use Adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact future operating cash flows, as follows:

•	Stock Compensation – non-cash charges associated with recognizing the fair value of stock options and other equity awards granted to employees and directors. We exclude these charges to more clearly reflect comparable year-over-year cash operating performance.

•	Costs Relating to Acquisitions and Equity Registrations – professional fees and other non-recurring costs and expenses associated with mergers and acquisition activity as well as costs associated with capital transactions, such as equity registrations. We exclude these costs and expenses because they are not representative of our customary operating expenses.

•	Restructuring and Impairment Charges – which consist primarily of facility closures and other headcount reductions. We exclude these restructuring and impairment charges to more clearly reflect our ongoing operating performance.

Reconciliations of operating income to Adjusted EBITDA for the three months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30,
Source (dollars in millions)	2014	2013
Operating income	$9.6	$4.5
Add-back:
Depreciation and Amortization	23.5	23.6
Non-cash stock compensation expense	2.0	2.6
Restructuring and impairment	0.1	—

Adjusted EBITDA	$35.2	$30.7

Adjusted EBITDA increased by $4.5 million, or 14.7%, primarily as compared with Adjusted EBITDA for the second quarter of 2013 as a result of higher sales levels and lower costs of goods sold relative to net sales levels.

Interest Expense, Net. Interest expense, net of interest income, increased by $0.5 million to $11.8 million for the three months ended June 30, 2014, as compared with $11.3 million for the quarter ended June 30, 2013. The increase in interest expenses is attributable to i) interest incurred on the New Notes since they were issued on April 15, 2014, and ii) interest incurred on higher average outstanding credit facility borrowings during the period, partially offset by iii) reduced interest expense on mortgage loans as a result of lower outstanding principle balances during the second quarter of 2014, as compared with the second quarter of 2013.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. Taxes provided on pre-tax income relate primarily to our profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for these losses. For the three months ended June 30, 2014, our tax provision included net expense of $1.8 million related to our pre-tax earnings and $0.2 million related to other tax matters. For the three months ended June 30, 2013, our tax provision included net expense of $1.4 million related to our pre-tax earnings and $0.5 million related to other tax matters.

Six Months Ended June 30, 2014, Compared with the Six Months Ended June 30, 2013

Net Sales. Net sales for the six months ended June 30, 2014, were $596.8 million, a $38.3 million, or 6.9%, increase from net sales during the same period in 2013. The increase was primarily due to increased demand in the automotive, telecommunications and military and aerospace end markets, partially offset by reduced demand in the industrial & instrumentation and computer and datacommunications end markets.

Net sales by end market for the six months ended June 30, 2014 and 2013, were as follows:

	June 30,
End Market (dollars in millions)	2014	2013
Automotive	$194.3	$164.0
Industrial & Instrumentation	141.6	145.4
Telecommunications	107.8	92.4
Computer and Datacommunications	87.1	94.1
Military and Aerospace	66.0	62.6

Total Net Sales	$596.8	$558.5

Our net sales of products for end use in the automotive market increased by approximately $30.3 million, or 18.4%, during the six months ended June 30, 2014, as compared with the same period in 2013. The increase was primarily a result of increased sales volume of approximately 18.0% in our Printed Circuit Boards segment driven by i) the restoration of manufacturing capacity and continued customer requalification activities following the Guangzhou Fire, ii) additional capacity we added to our principal automotive manufacturing facility in China and iii) new automotive customers in our Assembly segment and program wins with existing automotive customers in our Printed Circuit Boards segment.

Net sales of products ultimately used in the industrial & instrumentation market for the six months ended June 30, 2014, decreased by $3.8 million, or 2.5%, as compared with the same period in 2013. The decrease in net sales was driven primarily by i) decreased demand of an elevator controls related program as a customer is manufacturing in-house a portion of the components we supply and ii) lost market share with a customer seeking to diversify their supply chain, partially offset by iii) new program sales for industrial manufacturing equipment to an existing customer in our Assembly segment and iv) increased demand for automated test equipment programs.

Net sales of products ultimately used in the telecommunications market increased by approximately $15.4 million, or 16.6%, for the six months ended June 30, 2014, as compared with the six months ended June 30, 2013. The sales increase was primarily a result of increased demand from i) a customer whose products support the 4G LTE build-out in China and ii) a ramp up in demand for a new program we won in 2013, partially offset by iii) an inventory correction by one of our largest customers in this end market and iv) a decline in demand from certain programs which went end-of-life in 2013.

During the first half of 2014, net sales of our products for use in the computer and datacommunications market decreased by approximately $7.0 million, or 7.4%, as compared with the same period in the prior year. The decrease was primarily a result of reduced sales volume of approximately 11.4% in our Printed Circuit Boards segment driven by a decline in demand from certain programs which went end-of-life, partially offset by new customer wins in our Printed Circuit Boards segment and new program wins with existing customers in our Assembly segment.

Net sales to the military and aerospace end market increased by $3.4 million, or 5.4%, to $66.0 million for the six months ended June 30, 2014, as compared with the six months ended June 30, 2013. The increase is primarily due to ramping demand for certain customer programs and market share growth with existing customers. However, we continue to experience downward pricing pressures in this end market and the sales growth in the second quarter of 2014 as compared to the second quarter of 2013 was partially offset by lost market share with some customers due to price competitiveness.

Net sales by segment for the six months ended June 30, 2014 and 2013, were as follows:

	June 30,
Segment (dollars in millions)	2014	2013
Printed Circuit Boards	$521.5	$487.2
Assembly	81.2	76.8
Eliminations	(5.9)	(5.5)

Total Net Sales	$596.8	$558.5

Printed Circuit Boards segment net sales, including intersegment sales, for the six months ended June 30, 2014, increased by $34.3 million, or 7.0%, to $521.5 million. The increase was a result of increased sales in our automotive, telecom and military and aerospace end markets, partially offset by decreased sales in our computer and datacommunications and industrial & instrumentation end markets.

Assembly segment net sales increased by $4.4 million, or 5.7%, to $81.2 million for the six months ended June 30, 2014, compared with the first half of 2013. The increase was primarily the result of increased sales in all but our industrial & instrumentation end market.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations and comprehensive (loss) income for the six months ended June 30, 2014, was $482.0 million, or 80.8%, of consolidated net sales. As a percentage of net sales, cost of goods sold for the six months ended June 30, 2014, was unchanged from the same period in 2013. A number of net positive cost factors in our Printed Circuit Boards segment were offset by a number of negative factors in our Assembly segment.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, and energy costs in China. Economies of scale can help to offset any adverse trends in these costs. As compared to the six months ended June 30, 2013, cost of goods sold as a percentage of net sales in our Printed Circuit Boards segment was positively impacted during the six months ended June 30, 2014, by i) higher sales levels and ii) a reduction in expedited freight costs needed in 2013 in light of automotive printed circuit board manufacturing capacity issues, partially offset by iii) increased incentive compensation expense and iv) higher labor costs due to minimum wage increases that were implemented in China during the second quarter of 2013.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. As compared to the six months ended June 30, 2013, cost of goods sold as a percentage of net sales in our Assembly segment was negatively impacted during the six months ended June 30, 2014, by i) lower sales levels ii) higher labor costs due to minimum wage increases that were implemented in China during the second quarter of 2013 and iii) inefficiencies at our Juarez, Mexico facility related to new product introductions.

As part of our ongoing efforts to align capacity, overhead costs and operating expense with market demand, during 2014 we have continued to implement a staffing reduction plan we had previously announced at certain of our PCB manufacturing facilities in China, and made targeted reductions in force at both PCB and E-M Solutions facilities in North America.

Selling, General and Administrative Costs. Selling, general and administrative costs decreased $0.4 million, or 0.1%, for the six months ended June 30, 2014, compared to the same period in the prior year. The decrease in selling, general and administrative costs is primarily due to i) decreased non-cash stock compensation expense and ii) costs associated with management meetings that occurred in 2013 but not 2014, partially offset by iii) increased incentive compensation expense.

Depreciation. Depreciation expense was $43.7 million and $43.8 million for the six months ended June 30, 2014 and 2013, respectively. Depreciation expense in our Printed Circuit Boards and Assembly segments of $41.3 million and $2.4 million, respectively, for the six months ended June 30, 2014, was substantially unchanged as compared to the same period in the prior year as our base of depreciable assets in both segments remained relatively constant.

Restructuring and Impairment. During the six months ended March 31, 2014, we incurred an additional $0.3 million of restructuring charges which consisted of lease and moving costs related to the relocation of our Anaheim, California PCB manufacturing operations from a leased facility to a new facility we own. Our new facility began operations during the second half of 2013 and, in connection with the relocation of the Anaheim operations, we have incurred $1.1 million of cumulative restructuring costs through June 30, 2014. We do not expect to incur significant additional charges related to the move.

Operating Income. Operating income of $15.1 million for the six months ended June 30, 2014, represents a increase of $8.0 million compared to operating income of $7.1 million for the six months ended June 30, 2013. The primary sources of operating income (loss) for the six months ended June 30, 2014 and 2013, were as follows:

Source (dollars in millions)	2014	2013
Printed Circuit Boards segment	$22.1	$8.4
Assembly segment	(7.0)	(1.1)
Other	—	(0.2)

Operating income	$15.1	$7.1

Operating income from our Printed Circuit Boards segment increased by $13.7 million to $22.1 million for the six months ended June 30, 2014, compared to $8.4 million for the same period in the prior year. The increase is primarily the result of increased net sales, and lower cost of goods sold as a percentage of net sales and lower selling, general and administrative expenses, partially offset by increased restructuring charges.

Operating loss from our Assembly segment was $7.0 million for the six months ended June 30, 2014, compared with a loss of $1.1 million in the first half of 2013. The increase is primarily the result of higher cost of goods sold as a percentage of net sales.

Adjusted EBITDA. Reconciliations of operating income to Adjusted EBITDA for the six months ended June 30, 2014 and 2013, were as follows:

	Six Months Ended June 30,
Source (dollars in millions)	2014	2013
Operating income	$15.1	$7.1
Add-back:
Depreciation and Amortization	47.1	47.2
Non-cash stock compensation expense	3.7	5.8
Costs relating to acquisitions and equity registrations	—	0.2
Restructuring and impairment	0.3	—

Adjusted EBITDA	$66.2	$60.3

Adjusted EBITDA increased by $5.9 million, or 9.8%, primarily as a result of higher sales levels and decreased selling, general and administrative expenses.

Interest Expense, Net. Interest expense, net of interest income, increased by $0.6 million to $23.1 million for the six months ended June 30, 2014, as compared with $22.5 million for the first half of 2013. The increase in interest expense is primarily attributable to i) interest incurred on the New Notes since they were issued on April 15, 2014, and ii) interest incurred on higher average outstanding credit facility borrowings during the period, partially offset by iii) reduced interest expense on mortgage loans as a result of lower outstanding principle balances during the first half of 2014 as compared with the first half of 2013.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. Taxes provided on pre-tax income relate primarily to our profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for these losses. For the six months ended June 30, 2014, our tax provision included net expense of $5.4 million related to our pre-tax earnings and $0.9 million related to other tax matters. For the six months ended June 30, 2013, our tax provision included net expense of $3.9 million related to our pre-tax earnings and $1.1 million related to other tax matters.

Liquidity and Capital Resources

Liquidity

We had cash and cash equivalents at June 30, 2014 and December 31, 2013, of $76.5 million and $54.7 million, respectively, of which $35.7 million and $34.5 million, respectively, were held outside the United States. At June 30, 2014, we had outstanding borrowings and letters of credit of $20.0 million and $1.9 million, respectively, under various credit facilities, and approximately $92.5 million of the credit facilities were unused and available. The agreements underlying our credit facilities include restrictive and financial covenants and, as of June 30, 2014, we were in compliance with these covenants.

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

Cash Flow

Net cash used in operating activities for the six months ended June 30, 2014 was $13.3 million and net cash provided by operating activities for the six months ended June 30, 2013 was $40.4 million. The reduction in net cash from operating activities is primarily due to changes in working capital and higher income tax payments, partially offset by a lower net loss. The changes in working capital items reflect i) a reduction of accounts payable levels as we reduced the aging of our accounts payable from year-end levels to be in-line with our normal metrics, ii) increased accounts receivable which resulted from higher sales levels and iii) the building of inventory levels to support customer demand.

Net cash used in investing activities was $23.5 million for the six months ended June 30, 2014, and related to capital expenditures of $27.7 million, partially offset by $2.2 million of proceeds from the disposal of property, plant and equipment and $2.0 million of insurance proceeds for property, plant and equipment damaged in the Guangzhou Fire. Net cash used in investing activities was $39.2 million for the six months ended June 30, 2013, and primarily related to capital expenditures. Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards. The spending required to meet our customers’ requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. Total capital expenditures by our Printed Circuit Boards segment for the six months ended June 30, 2014 and 2013, were $26.2 million and $37.1 million, respectively. Given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions.

Net cash provided by financing activities was $58.6 million for the six months ended June 30, 2014, which primarily related to the $50.2 million net proceeds from the issuance of the New Notes and $10.0 million of net borrowings on credit facilities in China, partially offset by i) $0.6 million of scheduled principal payments of our North America mortgage loans, ii) $0.4 million of optional mortgage loan prepayments and iii) withholding payments related to net share settlement of stock awards. Net cash used in financing activities was $2.2 million for the six months ended June 30, 2013, and related to i) the redemption of our $0.9 million in the aggregate principal amount of 4.0% Senior Subordinated Notes due 2013, ii) principal payments of our North America mortgages loans and iii) tax withholding payments related to net share settlements of stock awards.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be adversely affected as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2014, there were foreign currency hedge instruments outstanding with a nominal value of approximately 2.6 billion Chinese RMB related to our operations in Asia.

Item 4. Controls and Procedures

As of June 30, 2014, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

We lease several of our principal manufacturing facilities from third parties under operating leases with remaining lease terms, as of June 30, 2014, ranging from one to five years. In addition, for the facilities we own in China, we lease the underlying land pursuant to land use rights agreements with the Chinese government, which expire from 2043 to 2052. During 2012 we closed our manufacturing facility in Huizhou, China because the area where this facility was located was redeveloped away from industrial use, and we were unable to renew our lease. If we are not able to renew facility leases under commercially acceptable terms, our operations at those facilities could be interrupted, our assets could become impaired and we may incur significant expense to relocate those operations. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risks Related to Our Capital Structure

We have a substantial amount of debt and may be unable to service or refinance this debt, which could have a material adverse effect on our business in the future, and may place us at a competitive disadvantage in our industry.

As of June 30, 2014, our total outstanding indebtedness was approximately $635.2 million. Our net interest expense for the six months ended June 30, 2014 and 2013, was approximately $23.1 million, and $22.5 million, respectively. As of June 30, 2014, our total consolidated stockholders’ equity was approximately $195.7 million.

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

Our debt securities and corporate credit profile are monitored and rated by Moody’s Investors Service, Inc. (“Moodys”) and Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc., (“S&P”). On June 30, 2014, S&P downgraded our corporate rating from BB- to B+ and the rating on the 2019 Notes from BB- to B+. On April 10, 2014, Moodys reaffirmed our corporate rating to B2 and the rating on the 2019 Notes to B1. Any future downgrade by Moodys or S&P could make it more difficult for us to obtain new financing if we had an immediate need to increase our liquidity or increase the cost at which any new financing may be negotiated.

Item 6. Exhibits

(a) Exhibits

The information required by this item is included in the exhibit index that follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2014.

VIASYSTEMS GROUP, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President & Chief Financial Officer (Principal Financial Officer)

By:	/s/ Christopher R. Isaak
Name:	Christopher R. Isaak
Title:	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description

3.1	(1)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.

3.2	(1)	Second Amended and Restated Bylaws of Viasystems Group, Inc.

4.1	(2)	Third Supplemental Indenture, dated as of April 9, 2014, by and among Viasystems Group, Inc., Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

4.1	(3)	Fourth Supplemental Indenture, dated as of April 15, 2014, by and among Viasystems Group, Inc., Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

10.3	(2)	Amendment No. 9 to Loan and Security Agreement and Waiver, dated as of April 9, 2014, by and among Viasystems Technologies Corp., L.L.C., Viasystems Corporation, Viasystems Sales, Inc., DDi Cleveland Holdings Corp., Coretec Building Inc., and Trumauga Properties, Ltd. As Borrowers, Viasystems, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

31.1	(4)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(4)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(4)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	(4)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant § 906 of the Sarbanes-Oxley Act of 2002.

101	(4)	The following materials from Viasystems Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): i) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2014 and 2013, ii) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and iv) Notes to Condensed, Consolidated Financial Statements.

(1)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.
(2)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 9, 2014.
(3)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 15, 2014.
(4)	Filed herewith.