Form 10-Q
period 2014-09-30
VIASYSTEMS GROUP INC
filed 2014-11-10
CIK 1101169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 4, 2014, there were 20,921,111 shares of Viasystems Group, Inc.’s Common Stock outstanding.

INTRODUCTORY NOTE

On September 21, 2014, Viasystems Group, Inc. announced that it had entered into a merger agreement with TTM Technologies, Inc. (“TTM”) and a wholly owned subsidiary of TTM. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed merger. For additional details regarding the proposed merger, see i) Note 2 to our condensed consolidated financial statements, “Merger Agreement with TTM Technologies, Inc.,” contained in Part I, Item 1, of this report, ii) “Recent Developments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part I, Item 2 of this report and iii) “Risk Factors” contained in Part II, Item 1A, of this report.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Viasystems Group, Inc. and Subsidiaries
	Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2014 and 2013	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	34

Item 6.	Exhibits	39

SIGNATURES		40

EXHIBIT INDEX		41

CERTIFICATIONS

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,954	$54,738
Accounts receivable, net	211,203	196,126
Inventories	134,806	122,182
Prepaid expenses and other	38,939	38,131

Total current assets	459,902	411,177
Property, plant and equipment, net	417,951	446,488
Goodwill	151,283	151,283
Intangible assets, net	91,487	96,183
Deferred financing costs, net	13,960	12,593
Other assets	715	693

Total assets	$1,135,298	$1,118,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$21,161	$11,387
Accounts payable	163,695	203,122
Accrued and other liabilities	108,550	88,220

Total current liabilities	293,406	302,729
Long-term debt, less current maturities	613,487	561,508
Other non-current liabilities	41,959	41,592

Total liabilities	948,852	905,829

Stockholders’ equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 20,922,368 and 20,759,014 shares issued and outstanding	209	208
Paid-in capital	2,398,983	2,394,268
Accumulated deficit	(2,223,259)	(2,193,289)
Accumulated other comprehensive income	6,939	8,461

Total Viasystems stockholders’ equity	182,872	209,648
Noncontrolling interest	3,574	2,940

Total stockholders’ equity	186,446	212,588

Total liabilities and stockholders’ equity	$1,135,298	$1,118,417

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$299,252	$309,172	$896,093	$867,665
Operating expenses:
Cost of goods sold, exclusive of items shown separately	239,883	253,737	721,931	705,243
Selling, general and administrative	30,051	25,192	82,342	77,886
Depreciation	22,137	21,857	65,817	65,693
Amortization	1,453	1,680	4,789	5,036
Restructuring and impairment	6,794	347	7,135	347

Operating (loss) income	(1,066)	6,359	14,079	13,460
Other expense (income):
Interest expense, net	12,149	11,159	35,250	33,617
Amortization of deferred financing costs	763	725	2,152	2,174
Other, net	(620)	975	(3,217)	2,664

Loss before income taxes	(13,358)	(6,500)	(20,106)	(24,995)
Income taxes	3,001	2,532	9,230	7,587

Net loss	$(16,359)	$(9,032)	$(29,336)	$(32,582)

Less:
Net income attributable to noncontrolling interest	$205	$121	$634	$395

Net loss attributable to common stockholders	$(16,564)	$(9,153)	$(29,970)	$(32,977)

Basic loss per share	$(0.82)	$(0.45)	$(1.48)	$(1.64)

Diluted loss per share	$(0.82)	$(0.45)	$(1.48)	$(1.64)

Basic weighted average shares outstanding	20,290,384	20,171,083	20,274,429	20,059,290

Diluted weighted average shares outstanding	20,290,384	20,171,083	20,274,429	20,059,290

Comprehensive (loss) income:
Net loss	$(16,359)	$(9,032)	$(29,336)	$(32,582)
Change in fair value of derivatives, net of tax	2,126	(355)	(1,522)	568

Comprehensive loss	(14,233)	(9,387)	(30,858)	(32,014)
Less:
Comprehensive income attributable to noncontrolling interests	205	121	634	395

Comprehensive loss attributable to common stockholders	$(14,438)	$(9,508)	$(31,492)	$(32,409)

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(29,336)	$(32,582)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,606	70,729
Impairment of property, plant and equipment	6,152	—
Non-cash stock compensation expense	5,231	8,235
Amortization of deferred financing costs	2,152	2,174
Deferred income taxes	(2,214)	(171)
(Gain) loss on disposition of assets, net	(2,001)	279
Amortization of original issue premium on 2019 Notes	(318)	—
Non-cash impact of exchange rate changes	(232)	(16)
Change in assets and liabilities:
Accounts receivable	(15,077)	(21,498)
Inventories	(12,624)	(9,626)
Prepaid expenses and other	(1,722)	(932)
Accounts payable	(39,427)	25,287
Accrued and other liabilities	20,370	12,410

Net cash provided by operating activities	1,560	54,289

Cash flows from investing activities:
Capital expenditures	(44,825)	(65,179)
Proceeds from disposals of property, plant and equipment	3,185	550
Insurance proceeds from the Guangzhou Fire	1,988	—

Net cash used in investing activities	(39,652)	(64,629)

Cash flows from financing activities:
Proceeds from issuance of 2019 Notes	53,500	—
Proceeds from borrowings under credit facilities	20,000	10,000
Repayments of borrowings under mortgages and credit facilities	(11,275)	(11,247)
Financing and other fees	(3,404)	—
Withholding taxes related to stock awards net share settlements	(589)	(663)
Proceeds from exercise of stock options	76	—
Repayment of Senior Subordinated Convertible Notes due 2013	—	(895)

Net cash provided by (used in) financing activities	58,308	(2,805)

Net change in cash and cash equivalents	20,216	(13,145)
Cash and cash equivalents, beginning of the period	54,738	74,816

Cash and cash equivalents, end of the period	$74,954	$61,671

Supplemental cash flow information:
Interest paid	$24,818	$22,783

Income taxes paid, net	$10,248	$5,454

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. and its subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

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

The Company is a party to agreements with third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At September 30, 2014 and December 31, 2013, other non-current liabilities included $1,500 and $1,927, respectively, of accruals for potential claims in connection with such indemnities.

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

The Company is subject to various lawsuits and claims with respect to such matters as product liability, product development and other actions arising in the normal course of business. In the opinion of the Company’s management, the ultimate liabilities resulting from such lawsuits and claims will not have a material adverse effect on its business, financial condition, results of operations or cash flows. In September 2014, the Company recorded a reduction of $3,648 in cost of goods sold as a result of a favorable legal judgment with a supplier to recover costs related to certain defective inventory.

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

The components used in the computation of basic and diluted loss per share attributable to common stockholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(16,564)	$(9,153)	$(29,970)	$(32,977)

Weighted average number of shares—basic	20,290,384	20,171,083	20,274,429	20,059,290
Dilutive effect of stock options	—	—	—	—
Dilutive effect of restricted stock awards	—	—	—	—
Dilutive effect of performance share units	—	—	—	—

Weighted average number of shares—diluted	20,290,384	20,171,083	20,274,429	20,059,290

Basic loss per share	$(0.82)	$(0.45)	$(1.48)	$(1.64)

Diluted loss per share	$(0.82)	$(0.45)	$(1.48)	$(1.64)

For the three and nine months ended September 30, 2014, the calculation of diluted weighted average shares outstanding excludes i) the effect of performance share units representing a maximum of 1,384,555 shares of common stock, ii) options to purchase 1,807,257 shares of common stock and iii) unvested restricted stock awards of 626,302. For the three and nine months ended September 30, 2013, the calculation of diluted weighted average shares outstanding excludes i) the effect of performance share units representing a maximum of 987,147 shares of common stock, ii) the effect of options to purchase 1,900,455 shares of common stock and iii) unvested restricted stock awards of 586,287.

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

2. Merger Agreement with TTM Technologies, Inc.

On September 21, 2014, the Company, TTM Technologies, Inc., a Delaware corporation (“TTM”), and Vector Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of TTM (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions therein, merge with and into the Company, and the Company will be the surviving corporation in the merger and a wholly owned subsidiary of TTM (the “Merger”). Selling, general and administrative costs for both the three and nine months ended September 30, 2014, include $5,025 of professional fees and other expenses related to the Merger.

Pursuant to the terms of the Merger Agreement and subject to the conditions therein, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares (1) held in treasury of the Company, (2) owned by TTM or Merger Sub or (3) owned by stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive a combination of (a) 0.706 of validly issued, fully paid and nonassessable shares of TTM’s common stock (the “Stock Consideration”) and (b) $11.33 per share in cash (together with the Stock Consideration, the “Merger Consideration”). No fractional shares of TTM’s common stock will be issued in the Merger and the Company’s stockholders will receive cash in lieu of any fractional shares.

Pursuant to the terms of the Merger Agreement and subject to the conditions therein, at the Effective Time, the Company’s outstanding stock options will be cancelled and converted into the right to receive a combination of cash and stock with a combined value equal to the excess value, if any, of the Merger Consideration that would be delivered in respect of the number of shares of the Company’s common stock underlying such option over the exercise price for such option. The Company’s outstanding restricted stock awards will be converted into the Merger Consideration. The Company’s outstanding performance share units will vest based on the greater of 100% of the target payout and the payout that would have resulted based on the Company’s performance criteria, with each such vested performance share unit being exchanged for the Merger Consideration.

The completion of the Merger is subject to various closing conditions, including, among other things, (1) the adoption of the Merger Agreement by the Company’s stockholders, (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”) and receipt of other required antitrust approvals, (3) the absence of any legal restraints or prohibitions on the consummation of the Merger, (4) receipt of approval of the Merger by the Committee on Foreign Investment in the United States (“CFIUS”), (5) the effectiveness of the registration statement on Form S-4 to be filed with the Securities and Exchange Commission (the “SEC”) with respect to TTM’s shares of common stock constituting the Stock Consideration. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement and the other party not having suffered a material adverse effect.

The Merger Agreement contains customary representations, warranties and covenants made by each of the Company and TTM, including, among other things, covenants and agreements to conduct their respective businesses in the ordinary course in all material respects during the period between the execution of the Merger Agreement and completion of the Merger and not to engage in certain kinds of transactions during this period.

The Merger Agreement contains certain termination rights for each of the Company and TTM, including the right of each party to terminate the Merger Agreement if the Merger has not been consummated by June 21, 2015, subject to a three-month extension to September 21, 2015 at the election of either party if, on such date (such date as the same may be extended, the “Outside Date”), the Merger has not yet received antitrust approval, CFIUS approval or certain specified legal restraints are in place but all other closing conditions have been satisfied.

If the Merger Agreement is terminated in connection with the Company entering into an alternative acquisition agreement in respect of a superior proposal or making a change of recommendation, or in certain other circumstances, the Company must pay TTM a termination fee of $12,800. In addition, the Company will reimburse TTM for up to $4,000 in out-of-pocket expenses if the Company’s stockholders do not approve the Merger and a bona fide written acquisition proposal is made public and considered by the Company’s Board of Directors prior to the failure to obtain such approval (which expenses will offset any termination fee that may otherwise be payable by the Company).

The Merger Agreement also provides that the Company will be entitled to receive from TTM a termination fee of $40,000 in the event that the Merger Agreement is terminated due to a failure to obtain regulatory approval.

The Company cannot give any assurance that the Merger and the other related transactions will be completed or that, if completed, they will be exactly on the terms as set forth in the Merger Agreement and the other related transaction agreements. On October 23, 2014, TTM filed with the SEC a registration statement on Form S-4 in connection with the proposed Merger that includes (1) the preliminary proxy statement for the Company relating to the special meeting of Company stockholders at which, among other matters, Company stockholders will be asked to adopt the Merger Agreement and (2) the prospectus of TTM in connection with the issuance of shares of TTM common stock pursuant to the Merger.

Since the public announcement on September 22, 2014, of the proposed Merger with the Company, its board of directors, TTM and Merger Sub have been named as defendants in two putative class action complaints challenging the Merger. The first lawsuit, filed on September 30, 2014, in the Circuit Court of St. Louis County, Missouri, and the second lawsuit, filed on October 13, 2014, in the Court of Chancery of the State of Delaware, generally allege, among other things, that the Merger fails to properly value the Company, and that the individual defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by TTM, Merger Sub and the Company. The Company believes these lawsuits are without merit.

3. Inventories

The composition of inventories is as follows:

	September 30, 2014	December 31, 2013
Raw materials	$48,692	$42,538
Work in process	39,893	35,504
Finished goods	46,221	44,140

Total	$134,806	$122,182

Inventories are stated at the lower of cost (valued using the first-in, first-out and average cost methods) or market.

4. Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	September 30, 2014	December 31, 2013
Land and buildings	$161,473	$157,245
Machinery, equipment and systems	636,273	638,348
Leasehold improvements	96,044	91,662
Construction in progress	10,503	26,874

	904,293	914,129
Less: Accumulated depreciation	(486,342)	(467,641)

Total	$417,951	$446,488

5. Credit Facilities and Long-term Debt

The composition of long-term debt is as follows:

	September 30, 2014	December 31, 2013
Senior Secured Notes due 2019, including unamortized premium	$603,181	$550,000
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	10,837	12,259
Zhongshan 2010 Credit Facility	20,000	10,000
Capital leases	630	636

	634,648	572,895
Less: Current maturities	(21,161)	(11,387)

	$613,487	$561,508

As of September 30, 2014, $20,000 was outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $1,875, and approximately $84,078 of the credit facilities were unused and available.

Senior Secured Notes due 2019

On April 15, 2014, the Company’s subsidiary, Viasystems, Inc., completed an offering of $50,000 aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “New Notes”). The New Notes were issued at a premium of 7.000%, or $3,500, which was recorded on the Company’s balance sheet as an increase to the liability for the 2019 Notes, and is being amortized as a reduction of interest expense over the life of the New Notes. As of September 30, 2014, the unamortized premium was $3,181. The Company incurred approximately $3,500 of financing fees related to the New Notes that have been capitalized and are being amortized over the term of the New Notes. The net proceeds of the New Notes are being used for general corporate purposes, including to supplement the Company’s short-term cash on hand while it aggressively pursues recovery of losses related to the September 2012 fire in its Guangzhou, China PCB manufacturing facility from its insurer, and to pay fees and expenses related to the offering of the New Notes.

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

6. Restructuring and Impairment

As of September 30, 2014, the reserve for restructuring charges included $410, $153, $243 and $1,293 related to i) accrued severance in connection with a reduction in workforce of the Company’s Juarez, Mexico facility, ii) activities initiated in 2012 to achieve general cost savings, iii) the closure of its Huizhou Facility and iv) plant shutdowns and downsizings which occurred in 2001 through 2005 as a result of the economic downturn that began in 2000 (the “2001 Restructuring”), respectively.

The following tables summarize changes in the reserve for restructuring charges for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014
	Reserve at 12/31/13	Net Charges	Cash Payments	Adjustments		Reserve at 9/30/14
Restructuring Activities:
Personnel and severance	$1,587	$642	$(1,302)	$—		$927
Lease and other contractual commitments	1,240	341	(445)	36	(a)	1,172
Asset impairments	—	6,152	—	(6,152)		—

Total restructuring charges	$2,827	$7,135	$(1,747)	$(6,116)		$2,099

	Nine Months Ended September 30, 2013
	Reserve at 12/31/12	Net Charges	Cash Payments	Adjustments		Reserve at 9/30/13
Restructuring Activities:
Personnel and severance	$3,758	$(420)	$(1,727)	$—		$1,611
Lease and other contractual commitments	1,610	767	(1,212)	35	(a)	1,200

Total restructuring charges	$5,368	$347	$(2,939)	$35		$2,811

(a)	Represents accretion of interest on discounted restructuring liabilities.

During the three and nine months ended September 30, 2014, the Company incurred restructuring charges of $6,794 and $7,135, respectively. The Company incurred $642 of severance expense and $6,152 of asset impairment charges in its Assembly segment during the three and nine months ended September 30, 2014, as a result of a reduction in workforce at its Juarez, Mexico facility and a related impairment analysis of the property, plant and equipment at that facility. During the nine months ended September 30, 2014, the Company incurred $341 of restructuring charges in its Printed Circuit Boards segment related to lease and moving costs for the relocation of its Anaheim, California facility from a leased facility to a new facility owned by the Company. Through September 30, 2014, the Company has incurred $1,109 of restructuring charges related to the relocation of the Anaheim facility, and the Company does not expect it will incur significant additional related charges.

Juarez Restructuring

During the third quarter of 2014, the Company rationalized the scope of operations and reduced the size of the workforce at its Juarez, Mexico metal fabrication and assembly facility by approximately 22%. In connection with the reduction of the workforce at the Juarez facility, the Company reviewed its property, plant and equipment at the facility for impairment and recorded a $6,152 impairment charge in its Assembly segment during the three months ended September 30, 2014. The fair value of the property, plant and equipment was measured using a market approach utilizing Level 3 inputs (see Note 7). The Company does not expect it will incur significant additional related charges.

Guangzhou Fire

On September 5, 2012, the Company experienced a fire on the campus of its PCB manufacturing facility in Guangzhou, China (the “Guangzhou Fire”) which resulted in the loss of inventory with a carrying value of $4,692 and property, plant and equipment with a net book value of $1,988. The Company maintains insurance coverage for property losses and business interruptions caused by fire which is subject to certain deductibles. During the nine months ended September 30, 2014 and year ended December 31, 2013, the Company received initial payments of $4,887 and $1,631, respectively from its insurance carrier as a partial reimbursement of its property claim.

On October 31, 2014, the Company agreed to accept an additional 162.63 million Chinese Renminbi (approximately $26,605 U.S. dollars based on the exchange rate as of October 31, 2014) from the insurance carrier to settle all outstanding claims, including the Company’s business interruption claim, related to the Guangzhou Fire, increasing the total claim settlement to approximately $33,123. The Company expects to collect the proceeds and record the benefit from the settlement during the fourth quarter of 2014.

7. Cash Flow Hedging Strategy and Fair Value Measurements

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

The Company recognizes all such derivative contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate. Accumulated other comprehensive income as of September 30, 2014 and December 31, 2013, included net deferred loss on derivatives of $589 (net of taxes of $142) and gains of $933 (net of taxes of $256), respectively, related to cash flow hedges.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of open derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs. Realized gains or losses from the settlement of foreign exchange forward contracts and cross-currency swaps are recognized in earnings in the same period the hedged foreign currency cash flow affects earnings. For the three and nine months ended September 30, 2014, losses of $413 and $1,641, respectively, were recorded in cost of goods sold related to foreign currency cash flow hedges. For the three and nine months ended September 30, 2013, gains of $1,706 and $3,551, respectively, were recorded in cost of goods sold related to the settlement of foreign currency cash flow hedges.

The following table summarizes the Company’s outstanding derivative contracts:

	September 30, 2014	December 31, 2013
Notional amount in thousands of Chinese RMB	2,252,146	479,096
Weighted average remaining maturity in months	7.7	6.4
Weighted average exchange rate per one U.S. Dollar	6.25	6.18

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

Financial Instruments Measured on a Recurring Basis

The following table sets forth, as of September 30, 2014 and December 31, 2013, the hierarchy of the Company’s financial asset (liability) positions for which fair value is measured on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Balance Sheet Classification
Available-for-sale investments in Savings Restoration Plan	$1,360	—	—	Prepaid expense and other
Cash flow hedges—deferred loss contracts	—	(731)	—	Accrued and other liabilities
Cash flow hedges—deferred gains contracts	—	—	—

	$1,360	$(731)	$—

	December 31, 2013
	Level 1	Level 2	Level 3	Balance Sheet Classification
Available-for-sale investments in Savings Restoration Plan	$1,077	—	—	Prepaid expense and other
Cash flow hedges—deferred loss contracts	—	—	—
Cash flow hedges—deferred gains contracts	—	1,189	—	Prepaid expense and other

	$1,077	$1,189	$—

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

The Company did not have any transfers between levels during the nine months ended September 30, 2014 and 2013.

Other Financial Instruments

In addition to cash flow hedges and available for sale investments in the Company’s Savings Restoration Plan, the Company’s financial instruments consist of cash equivalents, accounts receivable and long-term debt. For cash equivalents and accounts receivable, the carrying amounts approximate fair market value.

The estimated fair values of the Company’s debt instruments as of September 30, 2014 and December 31, 2013, are as follows:

	September 30, 2014
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$630,750	$603,181	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	10,604	10,876	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	20,000	20,000	Current maturities of long-term debt

	December 31, 2013
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$595,034	$550,000	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	11,710	12,259	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt

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

8. Stock-based Compensation

Stock compensation expense recognized in the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of goods sold	$168	$171	$500	$531
Selling, general and administrative	1,356	2,259	4,731	7,704

	$1,524	$2,430	$5,231	$8,235

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,869,124	$24.73	2,029,010	$31.84
Granted	—	—	22,500	13.47
Exercised	(4,999)	15.30	—	—
Forfeited	(56,868)	68.76	(151,055)	114.49

Outstanding at September 30,	1,807,257	$23.37	1,900,455	$25.05

Options exercisable at September 30,	1,754,670	$23.57	1,652,110	$26.15

No stock options were granted during the nine months ended September 30, 2014. The weighted average fair value of stock options granted during the nine months ended September 30, 2013, was $5.95, estimated on the date of the grants using the Black-Scholes option pricing model with the following assumptions:

2013
Expected life of options	4.3 years
Risk free interest rate	0.75% to 0.88%
Expected volatility of stock	54.66% to 54.94%
Expected dividend yield	None

The following table summarizes information regarding outstanding stock options as of September 30, 2014:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 12.66 to $15.30	130,498	4.19 years	$14.77	103,185	3.95 years	$14.82
$ 18.42 to $21.04	773,973	3.67 years	19.67	750,117	3.65 years	19.71
$ 21.88 to $24.00	861,594	2.53 years	21.89	860,176	2.53 years	21.89
$ 150.99	41,192	2.09 years	150.99	41,192	2.09 years	150.99

	1,807,257	3.13 years	$23.37	1,754,670	3.08 years	$23.57

Restricted Stock Awards

The following table summarizes restricted stock award activity for the nine months ended September 30, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested at beginning of year	576,042	$17.47	629,435	$18.40
Granted	213,900	12.31	203,089	13.50
Vested	(153,531)	20.19	(236,237)	16.53
Forfeited	(10,109)	14.22	(10,000)	16.74

Nonvested at September 30,	626,302	$15.09	586,287	$17.49

As of the vesting date, the total fair value of restricted stock awards which vested during the nine months ended September 30, 2014, was $1,990.

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

During the nine months ended September 30, 2014 and 2013, the Company granted performance share units with market conditions. The weighted average per share fair value of these grants were $14.88 and $16.57, respectively, estimated using the Monte Carlo simulation model.

The following table summarizes performance share unit activity for the nine months ended September 30, 2014 and 2013:

	2014		2013
	Share Units	Weighted Average Grant Date Per Share Fair Value	Share Units	Weighted Average Grant Date Per Share Fair Value
Outstanding, beginning of year	558,113	$16.26	139,343	$18.42
Granted at target	241,138	14.88	427,736	16.57
Forfeited	—	—	—	—

Outstanding, at September 30,	799,251	$15.84	567,079	$17.02

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

For the three and nine months ended September 30, 2014, the Company’s tax provision includes net expense of $2,466 and $7,826, respectively, related to pre-tax earnings, and net expense of $535 and $1,404, respectively, related to other tax matters. Other tax matters for the three and nine months ended September 30, 2014, included the reversal of $91 and $507, respectively, related to uncertain tax positions due to the lapse of the applicable statute of limitations. For the three and nine months ended September 30, 2013, the Company’s tax provision included net expense of $2,006 and $5,933, respectively, related to its pre-tax earnings, and net expense of $526 and $1,654, respectively, related to other tax matters. Other tax matters for the three and nine months ended September 30, 2013, included reversals of $113 and $325, respectively, of uncertain tax positions due to the lapse of the applicable statute of limitations.

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

Total assets by segment are as follows:

	September 30, 2014	December 31, 2013
Printed Circuit Boards	$977,179	$975,570
Assembly	97,169	99,857
Other	60,950	42,990

Total assets	$1,135,298	$1,118,417

Net sales and operating income (loss) by segment, together with a reconciliation to loss before income taxes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales to external customers:
Printed Circuit Boards	$256,454	$256,808	$772,061	$738,528
Assembly	42,798	52,364	124,032	129,137

Total	$299,252	$309,172	$896,093	$867,665

Intersegment sales:
Printed Circuit Boards	$2,563	$3,202	$8,454	$8,660
Assembly	—	—	—	—

Total	$2,563	$3,202	$8,454	$8,660

Operating income (loss):
Printed Circuit Boards	$7,285	$5,727	$29,434	$14,106
Assembly	(3,326)	825	(10,330)	(298)
Other	(5,025)	(193)	(5,025)	(348)

Total	(1,066)	6,359	14,079	13,460
Interest expense, net	12,149	11,159	35,250	33,617
Amortization of deferred financing costs	763	725	2,152	2,174
Other, net	(620)	975	(3,217)	2,664

Loss before income taxes	$(13,358)	$(6,500)	$(20,106)	$(24,995)

11. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, by component, for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total
Accumulated other comprehensive income at beginning of period	$(2,715)	$7,528	$4,813	$933	$7,528	$8,461
Other comprehensive income, net of tax and before reclassifications	2,539	—	2,539	119	—	119
Amounts reclassified from accumulated other comprehensive income, net of tax	(413)	—	(413)	(1,641)	—	(1,641)

Other comprehensive income (loss), net of tax	2,126	—	2,126	(1,522)	—	(1,522)

Accumulated other comprehensive income at end of period	$(589)	$7,528	$6,939	$(589)	$7,528	$6,939

Other comprehensive income (loss) for the three and nine months ended September 30, 2014, was net of taxes of $416 and $398, respectively.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total
Accumulated other comprehensive income at beginning of period	$2,263	$7,528	$9,791	$1,340	$7,528	$8,868
Other comprehensive income, net of tax and before reclassifications	1,351	—	1,351	4,119	—	4,119
Amounts reclassified from accumulated other comprehensive income, net of tax	(1,706)	—	(1,706)	(3,551)	—	(3,551)

Other comprehensive (loss) income, net of tax	(355)	—	(355)	568	—	568

Accumulated other comprehensive income at end of period	$1,908	$7,528	$9,436	$1,908	$7,528	$9,436

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

Recent Developments

Merger Agreement with TTM Technologies, Inc.

On September 21, 2014, our company, Viasystems Group, Inc. and its subsidiaries (the “Company”), TTM Technologies, Inc., a Delaware corporation (“TTM”), and Vector Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of TTM (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions therein, merge with and into the Company, and the Company will be the surviving corporation in the merger and a wholly owned subsidiary of TTM (the “Merger”).

Pursuant to the terms of the Merger Agreement and subject to the conditions therein, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares (1) held in treasury of the Company, (2) owned by TTM or Merger Sub or (3) owned by stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive a combination of (a) 0.706 of validly issued, fully paid and nonassessable shares of TTM’s common stock (the “Stock Consideration”) and (b) $11.33 per share in cash (together with the Stock Consideration, the “Merger Consideration”). No fractional shares of TTM’s common stock will be issued in the Merger and the Company’s stockholders will receive cash in lieu of any fractional shares.

Pursuant to the terms of the Merger Agreement and subject to the conditions therein, at the Effective Time, the Company’s outstanding stock options will be cancelled and converted into the right to receive a combination of cash and stock with a combined value equal to the excess value, if any, of the Merger Consideration that would be delivered in respect of the number of shares of the Company’s common stock underlying such option over the exercise price for such option. The Company’s outstanding restricted stock awards will be converted into the Merger Consideration. The Company’s outstanding performance share units will vest based on the greater of 100% of the target payout and the payout that would have resulted based on the Company’s performance criteria, with each such vested performance share unit being exchanged for the Merger Consideration.

The completion of the Merger is subject to various closing conditions, including, among other things, (1) the adoption of the Merger Agreement by the Company’s stockholders, (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”) and receipt of other required antitrust approvals, (3) the absence of any legal restraints or prohibitions on the consummation of the Merger, (4) receipt of approval of the Merger by the Committee on Foreign Investment in the United States (“CFIUS”), (5) the effectiveness of the registration statement on Form S-4 to be filed with the Securities and Exchange Commission (the “SEC”) with respect to TTM’s shares of common stock constituting the Stock Consideration. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement and the other party not having suffered a material adverse effect.

The Merger Agreement contains customary representations, warranties and covenants made by each of the Company and TTM, including, among other things, covenants and agreements to conduct their respective businesses in the ordinary course in all material respects during the period between the execution of the Merger Agreement and completion of the Merger and not to engage in certain kinds of transactions during this period.

The Merger Agreement contains certain termination rights for each of the Company and TTM, including the right of each party to terminate the Merger Agreement if the Merger has not been consummated by June 21, 2015, subject to a three-month extension to September 21, 2015 at the election of either party if, on such date (such date as the same may be extended, the “Outside Date”), the Merger has not yet received antitrust approval, CFIUS approval or certain specified legal restraints are in place but all other closing conditions have been satisfied.

If the Merger Agreement is terminated in connection with the Company entering into an alternative acquisition agreement in respect of a superior proposal or making a change of recommendation, or in certain other circumstances, the Company must pay TTM a termination fee of $12.8 million. In addition, the Company will reimburse TTM for up to $4 million in out-of-pocket expenses if the Company’s stockholders do not approve the Merger and a bona fide written acquisition proposal is made public and considered by the Company’s Board of Directors prior to the failure to obtain such approval (which expenses will offset any termination fee that may otherwise be payable by the Company).

The Merger Agreement also provides that the Company will be entitled to receive from TTM a termination fee of $40.0 million in the event that the Merger Agreement is terminated due to a failure to obtain regulatory approval.

The foregoing description of the Merger and the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2014 and which is incorporated by reference herein.

The Company cannot give any assurance that the Merger and the other related transactions will be completed or that, if completed, they will be exactly on the terms as set forth in the Merger Agreement and the other related transaction agreements. On October 23, 2014, TTM filed with the SEC a registration statement on Form S-4 in connection with the proposed Merger that includes (1) the preliminary proxy statement for the Company relating to the special meeting of Company stockholders at which, among other matters, Company stockholders will be asked to adopt the Merger Agreement and (2) the prospectus of TTM in connection with the issuance of shares of TTM common stock pursuant to the Merger.

Since the public announcement on September 22, 2014, of the proposed Merger with the Company, its board of directors, TTM and Merger Sub have been named as defendants in two putative class action complaints challenging the Merger. The first lawsuit, filed on September 30, 2014, in the Circuit Court of St. Louis County, Missouri, and the second lawsuit, filed on October 13, 2014, in the Court of Chancery of the State of Delaware, generally allege, among other things, that the Merger fails to properly value the Company, and that the individual defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by TTM, Merger Sub and the Company.

Juarez Restructuring

During the third quarter of 2014, we rationalized the scope of operations and reduced the size of the workforce at our Juarez, Mexico metal fabrication and assembly facility by approximately 22%. As a result, we recorded restructuring charges of $0.6 million related to severance costs. In connection with the reduction of the workforce, we reviewed the facility’s property, plant and equipment for impairment and recorded a $6.1 million impairment charge.

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

On October 31, 2014, we agreed to accept an additional 162.63 million Chinese Renminbi (approximately $26.6 million U.S. dollars based on the exchange rate at October 31, 2014) from our insurance carrier to settle all outstanding claims, including our business interruption claim, related to the Guangzhou Fire, increasing the total claim settlement to approximately $33.1 million. We expect to collect the proceeds and record the benefit from this settlement during the fourth quarter of 2014.

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

We expect sales in the automotive end market to improve sequentially as we continue working to optimize our available capacity. In addition, long-term industry demand trends in the automotive electronics market are positive. According to Prismark Partners LLC, a leading PCB industry research firm, the global automotive electronics market is expected to grow at a compound annual growth rate of 5.1% from 2014 to 2018. Market growth in automotive electronics is expected to be driven primarily by growth in worldwide vehicle sales, particularly to customers in emerging markets such as China, increased electronic content per vehicle and increased sales of hybrid and electric vehicles.

Sales trends to our customers in the diverse industrial & instrumentation end market typically follow global economic trends. While we have experienced lower demand during the first nine months of 2014, we see opportunities in this end market as a result of growing demand for alternative energy, market share opportunities in the automated test equipment market and cross selling opportunities between our Printed Circuit Boards and Assembly segments.

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

In the computer and datacommunications end market, we have experienced softening demand in the first nine months of 2014, consistent with demand drops many of our customers are experiencing in their businesses. We continue to pursue new customers and programs for both our Printed Circuit Boards and Assembly segments, especially in the high-end server and storage sectors which are being driven, in part, by the “Cloud” infrastructure build-out.

In the military and aerospace end market, we experienced a recent improvement in sales as a result of customer qualification activity in recent quarters. However, overall demand and pricing trends continue to be negatively impacted by the U.S. government budget sequester, which we expect will have an impact on our sales through the end of 2014. With facilities in China that maintain aerospace quality management certifications, we see growth opportunities in this end market from the growing aerospace production in China.

Results of Operations

Three Months Ended September 30, 2014, Compared with the Three Months Ended September 30, 2013

Net Sales. Net sales for the three months ended September 30, 2014, were $299.3 million, a $9.9 million, or 3.2%, decrease from net sales during the same period in 2013. The decrease was primarily due to decreased demand in the industrial & instrumentation, telecommunications, and computer and datacommunications end markets, partially offset by increased demand in the automotive and the military and aerospace end markets.

Net sales by end market for the three months ended September 30, 2014 and 2013, were as follows:

	September 30,
End Market (dollars in millions)	2014	2013
Automotive	$98.8	$94.9
Industrial & Instrumentation	72.0	79.4
Telecommunications	50.5	55.8
Computer and Datacommunications	45.6	49.1
Military and Aerospace	32.4	30.0

Total Net Sales	$299.3	$309.2

Our net sales of products for end use in the automotive market increased by approximately $3.8 million, or 4.0%, during the three months ended September 30, 2014, as compared with the same period in 2013. The increase was primarily the result of an increase in sales volume of approximately 2.0% in our Printed Circuit Boards segment driven by i) the restoration of manufacturing capacity and continued customer requalification activities following the Guangzhou Fire, ii) additional capacity we added to our principal automotive manufacturing facility in China, iii) new program wins with existing automotive customers in our Printed Circuit Boards segment and iv) new automotive customers in our Assembly segment.

Net sales of products ultimately used in the industrial & instrumentation market for the three months ended September 30, 2014, decreased by approximately $7.4 million, or 9.3%, as compared with the same period in 2013. The decrease in net sales was driven primarily i) by a decline in sales of elevator controls and wind power related programs as certain customers are manufacturing in-house a portion of the components we supply, and ii) the loss of sales from a medical equipment related program due to price competiveness, partially offset by iii) new program sales for industrial manufacturing equipment to an existing customer in our Assembly segment and iv) market share growth with certain customers in our Printed Circuit Boards segment.

Net sales of products ultimately used in the telecommunications market decreased by approximately $5.3 million, or 9.4%, for the quarter ended September 30, 2014, as compared with the quarter ended September 30, 2013. The sales decline was primarily the result of i) reduced demand from an assembly segment customer due to changes in order patterns that customer has experienced for its end product and ii) a decline in demand from certain programs which went end-of-life in 2013, partially offset by iii) increased demand from a range of customers, including a customer whose products support the 4G LTE build-out in China and iv) a ramp up in demand for a new program we won in 2013.

During the third quarter of 2014, net sales of our products for use in the computer and datacommunications end market decreased by approximately $3.6 million, or 7.3%, as compared with the same period in the prior year. The decrease was primarily a result of a reduction in sales volume by approximately 6.8% in our Printed Circuit Boards segment driven by a decline in demand from certain programs which went end-of-life and an inventory correction by one of our largest customers in this end market, partially offset by new program wins with existing customers in our Assembly segment.

Net sales to the military and aerospace end market increased by $2.4 million, or 8.2%, to $32.4 million for the quarter ended September 30, 2014, as compared with the quarter ended September 30, 2013. The increase is primarily due to i) ramping demand for certain customer programs and ii) market share growth with existing customers, partially offset by iii) downward pricing pressures in this end market and iv) lost market share with some customers due to price competitiveness.

Net sales by segment for the three months ended September 30, 2014 and 2013, were as follows:

	September 30,
Segment (dollars in millions)	2014	2013
Printed Circuit Boards	$259.0	$260.0
Assembly	42.8	52.4
Eliminations	(2.5)	(3.2)

Total Net Sales	$299.3	$309.2

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended September 30, 2014, decreased by $1.0 million to $259.0 million. The decrease was a result of reduced demand in our industrial and instrumentation and computer and datacommunication end markets, partially offset by increased sales in our automotive, telecommunications and military and aerospace end markets.

Assembly segment net sales decreased by $9.6 million, or 18.2%, to $42.8 million for the three months ended September 30, 2014, compared with the third quarter of 2013. The decrease was primarily the result of reduced demand in our telecommunications and industrial & instrumentation end markets, partially offset by increased sales in our automotive and computer and datacommunications end markets.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations and comprehensive (loss) income for the three months ended September 30, 2014, was $239.9 million, or 80.2%, of consolidated net sales. This represents a 1.9 percentage point improvement from the 82.1% of consolidated net sales for the third quarter of 2013. A number of net positive cost factors in our Printed Circuit Boards segment were partially offset by a number of net negative cost factors in our Assembly segment.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates, and energy costs in China. Economies of scale can help to offset any adverse trends in these costs. As compared with the third quarter of 2013, cost of goods sold as a percentage of net sales was positively impacted during the third quarter of 2014 by i) certain costs associated with the Guangzhou Fire in 2013 which did not recur in 2014 and ii) targeted staffing reductions, partially offset by iii) a temporary work stoppage by employees in our largest factory in China and iv) manufacturing inefficiencies as we responded to a quality issue with certain raw materials we received from a supplier.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. As compared with the third quarter of 2013, cost of goods sold as a percentage of net sales during the third quarter of 2014 were negatively impacted by lower sales levels, partially offset by a gain of $3.6 million as a result of proceeds received from a favorable legal judgment to recover costs related to certain defective inventory.

Selling, General and Administrative Costs. Selling, general and administrative costs increased by $4.9 million, or 19.3%, to $30.1 million for the three months ended September 30, 2014, compared with the same period in the prior year. The increase in selling, general and administrative costs is primarily due to $5.0 million of professional fees and other costs associated with the Merger, partially offset by decreased non-cash stock compensation expense.

Depreciation. Depreciation expense of $22.1 million for the three months ended September 30, 2014, increased by approximately $0.3 million, or 1.3%, as compared with the third quarter of 2013. Depreciation expense in our Printed Circuit Boards and Assembly segments of $20.9 million and $1.2 million, respectively, for the three months ended September 30, 2014, was substantially unchanged as compared with the same period in the prior year as modest investments to replace equipment left our base of depreciable assets in both segments relatively constant.

Restructuring and Impairment. During the third quarter of 2014, we rationalized the scope of operations and reduced the size of the workforce at our Juarez, Mexico metal fabrication and assembly facility by approximately 22%. As a result, we recorded restructuring charges of $0.6 million related to severance costs. In connection with the reduction of the workforce, we reviewed the facility’s property, plant and equipment for impairment and recorded a $6.1 million impairment charge.

Operating (Loss) Income. Operating loss of $1.1 million for the three months ended September 30, 2014, represents a decrease of $7.5 million compared with operating income of $6.4 million for the three months ended September 30, 2013. The primary sources of operating (loss) income for the three months ended September 30, 2014 and 2013, were as follows:

Source (dollars in millions)	2014	2013
Printed Circuit Boards segment	$7.3	$5.8
Assembly segment	(3.4)	0.8
Other	(5.0)	(0.2)

Operating (loss) income	$(1.1)	$6.4

Operating income from our Printed Circuit Boards segment increased by $1.5 million to $7.3 million for the three months ended September 30, 2014, compared with $5.8 million for the same period in the prior year. The increase is primarily the result of lower cost of goods sold as a percentage of net sales.

Operating loss from our Assembly segment was approximately $3.4 million for the three months ended September 30, 2014, compared with operating income of $0.8 million in the third quarter of 2013. The decrease is primarily the result of increased restructuring and impairment changes, reduced sales volumes and higher cost as a percentage of sales, partially offset by a $3.6 million gain as a result of proceeds from a favorable legal judgment to recover costs related to certain defective inventory.

The $5.0 million operating loss in the “Other” segment for the three months ended September 30, 2014, relates to professional fees and other expenses related to the Merger.

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

We use Adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact future operating cash flows, as follows:

•	Stock Compensation – non-cash charges associated with recognizing the fair value of stock options and other equity awards granted to employees and directors. We exclude these charges to more clearly reflect comparable year-over-year cash operating performance.

•	Costs Relating to Acquisitions and Equity Registrations – professional fees and other non-recurring costs and expenses associated with mergers and acquisition activity as well as costs associated with capital transactions, such as equity registrations. We exclude these costs and expenses because they are not representative of our customary operating expenses.

•	Restructuring and Impairment Charges – which consist primarily of facility closures and other headcount reductions. We exclude these restructuring and impairment charges to more clearly reflect our ongoing operating performance.

Reconciliations of operating (loss) income to Adjusted EBITDA for the three months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,
Source (dollars in millions)	2014	2013
Operating (loss) income	$(1.1)	$6.4
Add-back:
Depreciation and Amortization	23.7	23.6
Non-cash stock compensation expense	1.5	2.4
Restructuring and impairment	6.8	0.3
Cost relating to acquisitions and equity registrations	5.0	0.2

Adjusted EBITDA	$35.9	$32.9

Adjusted EBITDA increased by $3.0 million, or 9.1%, primarily as compared with Adjusted EBITDA for the third quarter of 2013 as a result of lower costs of goods sold relative to net sales levels and a $3.6 million gain as a result of a favorable legal judgment to recover costs related to certain defective inventory.

Interest Expense, Net. Interest expense, net of interest income, increased by $0.9 million to $12.1 million for the three months ended September 30, 2014, as compared with $11.2 million for the quarter ended September 30, 2013. The increase in interest expenses is attributable to i) interest incurred on the New Notes since they were issued on April 15, 2014, and ii) interest incurred on higher average outstanding credit facility borrowings during the period, partially offset by iii) reduced interest expense on mortgage loans as a result of lower outstanding principle balances during the third quarter of 2014, as compared with the third quarter of 2013.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. Taxes provided on pre-tax income relate primarily to our profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for these losses. For the three months ended September 30, 2014, our tax provision included net expense of $2.5 million related to our pre-tax earnings and $0.5 million related to other tax matters. For the three months ended September 30, 2013, our tax provision included net expense of $2.0 million related to our pre-tax earnings and $0.5 million related to other tax matters.

Nine Months Ended September 30, 2014, Compared with the Nine Months Ended September 30, 2013

Net Sales. Net sales for the nine months ended September 30, 2014, were $896.1 million, a $28.4 million, or 3.3%, increase from net sales during the same period in 2013. The increase was primarily due to increased demand in the automotive, telecommunications and military and aerospace end markets, partially offset by reduced demand in the industrial & instrumentation and computer and datacommunications end markets.

Net sales by end market for the nine months ended September 30, 2014 and 2013, were as follows:

	September 30,
End Market (dollars in millions)	2014	2013
Automotive	$293.0	$259.0
Industrial & Instrumentation	213.7	224.7
Telecommunications	158.3	148.2
Computer and Datacommunications	132.7	143.2
Military and Aerospace	98.4	92.6

Total Net Sales	$896.1	$867.7

Our net sales of products for end use in the automotive market increased by approximately $34.0 million, or 13.1%, during the nine months ended September 30, 2014, as compared with the same period in 2013. The increase was primarily a result of increased sales volume of approximately 12.1% in our Printed Circuit Boards segment driven by i) the restoration of manufacturing capacity and continued customer requalification activities following the Guangzhou Fire, ii) additional capacity we added to our principal automotive manufacturing facility in China, iii) new automotive customers in our Assembly segment and iv) program wins with existing automotive customers in our Printed Circuit Boards segment.

Net sales of products ultimately used in the industrial & instrumentation market for the nine months ended September 30, 2014, decreased by $11.0 million, or 4.9%, as compared with the same period in 2013. The decrease in net sales was driven primarily by i) decreased demand of an elevator controls and wind power related program as certain customers are manufacturing in-house a portion of the components we supply and ii) the loss of sales from a medical equipment related program due to price competitiveness, iii) lost market share with a customer seeking to diversify their supply chain, partially offset by iv) new program sales for industrial manufacturing equipment to an existing customer in our Assembly segment.

Net sales of products ultimately used in the telecommunications market increased by approximately $10.2 million, or 6.8%, for the nine months ended September 30, 2014, as compared with the nine months ended September 30, 2013. The sales increase was primarily a result of increased demand from i) a customer whose products support the 4G LTE build-out in China and ii) a ramp up in demand for a new program we won in 2013, partially offset by iii) a decline in demand from certain programs which went end-of-life in 2013, iv) reduced demand from an Assembly segment customer due to changes in order patterns the customer experienced for its end product and v) an inventory correction by one of our largest customers in this end market.

During the first nine months of 2014, net sales of our products for use in the computer and datacommunications market decreased by approximately $10.5 million, or 7.3%, as compared with the same period in the prior year. The decrease was primarily a result of reduced sales volume of approximately 9.9% in our Printed Circuit Boards segment driven by a decline in demand from certain programs which went end-of-life and an inventory correction by one of the largest customers in this end market, partially offset by new customer wins in our Printed Circuit Boards segment and new program wins with existing customers in our Assembly segment.

Net sales to the military and aerospace end market increased by $5.8 million, or 6.3%, to $98.4 million for the nine months ended September 30, 2014, as compared with the nine months ended September 30, 2013. The increase is primarily due to ramping demand for certain customer programs and market share growth with existing customers.

Net sales by segment for the nine months ended September 30, 2014 and 2013, were as follows:

	September 30,
Segment (dollars in millions)	2014	2013
Printed Circuit Boards	$780.5	$747.2
Assembly	124.0	129.1
Eliminations	(8.4)	(8.6)

Total Net Sales	$896.1	$867.7

Printed Circuit Boards segment net sales, including intersegment sales, for the nine months ended September 30, 2014, increased by $33.3 million, or 4.5%, to $780.5 million. The increase was a result of increased sales in our automotive, telecom and military and aerospace end markets, partially offset by decreased sales in our computer and datacommunications and industrial & instrumentation end markets.

Assembly segment net sales decreased by $5.1 million, or 4.0%, to $124.0 million for the nine months ended September 30, 2014, compared with the first nine months of 2013. The decrease was primarily the result of decreased sales in our industrial & instrumentation and telecommunications end markets, partially offset by increased net sales in our other end markets.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations and comprehensive (loss) income for the nine months ended September 30, 2014, was $721.9 million, or 80.6%, of consolidated net sales. This represents a 0.7 percentage point improvement from the 81.3% of consolidated net sales for the nine months ended September 30, 2013. A number of net positive cost factors in our Printed Circuit Boards segment were partially offset by a number of net negative factors in our Assembly segment.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates and energy costs in China. Economies of scale can help to offset any adverse trends in these costs. As compared with the nine months ended September 30, 2013, cost of goods sold as a percentage of net sales in our Printed Circuit Boards segment was positively impacted during the nine months ended September 30, 2014, by i) higher sales levels and ii) certain costs associated with the Guangzhou Fire in 2013 which did not recur in 2014, partially offset by iii) increased incentive compensation expense, iv) higher labor costs due to minimum wage increases that were implemented in China during the second quarter of 2013, v) a temporary work stoppage by employees in our largest factory in China and vi) manufacturing inefficiencies as we responded to a quality issue with certain raw materials we received from a supplier.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. As compared with the nine months ended September 30, 2013, cost of goods sold as a percentage of net sales in our Assembly segment was negatively impacted during the nine months ended September 30, 2014, by i) lower sales levels ii) higher labor costs due to minimum wage increases that were implemented in China during the second quarter of 2013, and iii) lower absorption of overhead costs at our Juarez, Mexico facility due to lower sales levels, partially offset by a gain of $3.6 million as a result of proceeds from a favorable legal judgment to recover costs related to certain defective inventory.

As part of our ongoing efforts to align capacity, overhead costs and operating expense with market demand, during 2014 we have continued to implement a staffing reduction plan we had previously announced at certain of our PCB manufacturing facilities in China, and made targeted reductions in force at both PCB and E-M Solutions facilities in North America.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $4.5 million, or 5.7%, for the nine months ended September 30, 2014, compared with the same period in the prior year. The increase in selling, general and administrative costs is primarily due to i) $5.0 million of professional fees and other costs associated with the Merger and ii) increased incentive compensation expense, partially offset by iii) decreased non-cash stock compensation expense.

Depreciation. Depreciation expense was $65.8 million and $65.7 million for the nine months ended September 30, 2014 and 2013, respectively. Depreciation expense in our Printed Circuit Boards and Assembly segments of $62.2 million and $3.6 million, respectively, for the nine months ended September 30, 2014, was substantially unchanged as compared with the same period in the prior year as our base of depreciable assets in both segments remained relatively constant.

Restructuring and Impairment. During the nine months ended September 30, 2014, we incurred $7.1 million of restructuring and impairment charges, including approximately $6.7 million in our Assembly segment related to restructuring activities at our Juarez, Mexico metal fabrication and assembly facility and approximately $0.4 million in our Printed Circuit Boards segment related to the relocation of our Anaheim, California PCB manufacturing facility.

During the third quarter of 2014, we rationalized the scope of operations and reduced the size of the workforce at our Juarez, Mexico metal fabrication and assembly facility by approximately 22%. As a result, we recorded restructuring charges of $0.6 million related to severance costs. In connection with the reduction of the workforce, we reviewed the facility’s property, plant and equipment for impairment and recorded a $6.1 million impairment charge.

During the first half of 2014, we incurred an additional $0.4 million of lease and moving costs related to the relocation of our Anaheim, California PCB manufacturing operations from a leased facility to a new facility we own. Our new facility began operations during the second half of 2013 and, in connection with the relocation of the Anaheim operations, we have incurred $1.1 million of cumulative restructuring costs through September 30, 2014. We do not expect to incur significant additional charges related to the move.

Operating Income. Operating income of $14.1 million for the nine months ended September 30, 2014, represents an increase of $0.6 million, or 4.6%, compared with operating income of $13.5 million for the nine months ended September 30, 2013. The primary sources of operating income (loss) for the nine months ended September 30, 2014 and 2013, were as follows:

Source (dollars in millions)	2014	2013
Printed Circuit Boards segment	$29.4	$14.1
Assembly segment	(10.3)	(0.3)
Other	(5.0)	(0.3)

Operating income	$14.1	$13.5

Operating income from our Printed Circuit Boards segment increased by $15.3 million to $29.4 million for the nine months ended September 30, 2014, compared with $14.1 million for the same period in the prior year. The increase is primarily the result of increased net sales, and lower cost of goods sold as a percentage of net sales, partially offset by increased restructuring charges.

Operating loss from our Assembly segment was $10.3 million for the nine months ended September 30, 2014, compared with a loss of $0.3 million in the first nine months of 2013. The increase is primarily the result of restructuring and impairment charges at our Juarez, Mexico assembly facility and higher cost of goods sold as a percentage of net sales, partially offset by a $3.6 million gain as a result of a favorable legal judgment to recover costs related to certain defective inventory.

The $5.0 million operating loss in the “Other” segment for the nine months ending September 30, 2014, relates to professional fees and other expenses related to the Merger.

Adjusted EBITDA. Reconciliations of operating income to Adjusted EBITDA for the nine months ended September 30, 2014 and 2013, were as follows:

	Nine Months Ended September 30,
Source (dollars in millions)	2014	2013
Operating income	$14.1	$13.5
Add-back:
Depreciation and Amortization	70.6	70.7
Non-cash stock compensation expense	5.2	8.2
Costs relating to acquisitions and equity registrations	5.0	0.3
Restructuring and impairment	7.1	0.3

Adjusted EBITDA	$102.0	$93.0

Adjusted EBITDA increased by $9.0 million, or 9.7%, primarily as a result of higher sales levels and lower cost of goods sold relative to net sales and a $3.6 million gain as a result of a favorable legal judgment to recover costs related to certain defective inventory.

Interest Expense, Net. Interest expense, net of interest income, increased by $1.7 million to $35.3 million for the nine months ended September 30, 2014, as compared with $33.6 million for the first nine months of 2013. The increase in interest expense is primarily attributable to i) interest incurred on the New Notes since they were issued on April 15, 2014, and ii) interest incurred on higher average outstanding credit facility borrowings during the period, partially offset by iii) reduced interest expense on mortgage loans as a result of lower outstanding principle balances during the first nine months of 2014 as compared with the first nine months of 2013.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. Taxes provided on pre-tax income relate primarily to our profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for these losses. For the nine months ended September 30, 2014, our tax provision included net expense of $7.8 million related to our pre-tax earnings and $1.4 million related to other tax matters. For the nine months ended September 30, 2013, our tax provision included net expense of $5.9 million related to our pre-tax earnings and $1.7 million related to other tax matters.

Liquidity and Capital Resources

Liquidity

We had cash and cash equivalents at September 30, 2014 and December 31, 2013, of $75.0 million and $54.7 million, respectively, of which $41.7 million and $34.5 million, respectively, were held outside the United States. At September 30, 2014, we had outstanding borrowings and letters of credit of $20.0 million and $1.9 million, respectively, under various credit facilities, and approximately $84.1 million of the credit facilities were unused and available. The agreements underlying our credit facilities include restrictive and financial covenants and, as of September 30, 2014, we were in compliance with these covenants.

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

Cash Flow

Net cash provided by operating activities for the nine months ended September 30, 2014 and 2013 was $1.6 million and $54.3 million, respectively. The reduction in net cash from operating activities is primarily due to changes in working capital and higher income tax payments, partially offset by a lower net loss. The changes in working capital items reflect i) a reduction of our days payable outstanding from approximately 75 days at December 31, 2013, to approximately 62 days at September 30, 2014, ii) increased accounts receivable which resulted from higher sales levels and iii) the building of inventory levels to support customer demand.

Net cash used in investing activities was $39.7 million for the nine months ended September 30, 2014, and related to capital expenditures of $44.8 million, partially offset by $3.2 million of proceeds from the disposal of property, plant and equipment and $2.0 million of insurance proceeds for property, plant and equipment damaged in the Guangzhou Fire. Net cash used in investing activities was $64.6 million for the nine months ended September 30, 2013, and primarily related to capital expenditures. Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards. The spending required to meet our customers’ requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. Total capital expenditures by our Printed Circuit Boards segment for the nine months ended September 30, 2014 and 2013, were $41.6 million and $59.6 million, respectively. Given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions.

Net cash provided by financing activities was $58.3 million for the nine months ended September 30, 2014, which related to i) the $50.1 million net proceeds from the issuance of the New Notes, ii) $10.0 million of net borrowings on credit facilities in China, and iii) $0.1 million of proceeds from the exercise of stock options, partially offset by i) $0.9 million of scheduled principal payments of our North America mortgage loans, ii) $0.4 million of optional mortgage loan prepayments and iii) payments related to net share settlement of stock awards. Net cash used in financing activities was $2.8 million for the nine months ended September 30, 2013, and related to i) the redemption of our $0.9 million in the aggregate principal amount of 4.0% Senior Subordinated Notes due 2013, ii) principal payments of our North America mortgages loans and iii) tax withholding payments related to net share settlements of stock awards.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be adversely affected as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2014, there were foreign currency hedge instruments outstanding with a nominal value of approximately 2.3 billion Chinese RMB related to our operations in China.

Item 4. Controls and Procedures

As of September 30, 2014, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Litigation Relating to the TTM Merger

Since the public announcement on September 22, 2014, of the proposed Merger with TTM, we, our board of directors, TTM and Merger Sub, have been named as defendants in two putative class action complaints challenging the Merger. The first lawsuit, filed on September 30, 2014, in the Circuit Court of St. Louis County, Missouri (the “Missouri Lawsuit”), and the second lawsuit, filed on October 13, 2014, in the Court of Chancery of the State of Delaware (the “Delaware Lawsuit” and, together with the Missouri Lawsuit, the “Lawsuits”), generally allege, among other things, that the Merger fails to properly value our company, and that the individual defendants breached their fiduciary duties in approving the merger agreement and that those breaches were aided and abetted by TTM, Merger Sub and the Company.

The Delaware Lawsuit specifically alleges, among other allegations, that i) our board of directors breached its fiduciary duties by a) agreeing to the merger for grossly inadequate consideration, b) agreeing to lock up the merger with deal protection devices that prevent other bidders from making a successful competing offer for our Company, and c) participating in a transaction where the loyalties of our board of directors and management are divided; ii) voting agreements entered into by certain of our shareholders prevent other shareholders from providing a meaningful vote on the proposal to adopt the Merger and iii) that breaches of fiduciary duties were aided and abetted by TTM, Merger Sub and the Company.

The Missouri Lawsuit specifically alleges, among other allegations, that i) the proposed merger is unfair and the merger consideration is inadequate; ii) our board of directors and management have a conflict of interest due to a cash pool bonus and change in control payments to be made to certain executive officers and key employees if the merger is consummated; and iii) the merger agreement contains impermissible deal protection devices.

The Lawsuits seek, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms, rescinding, to the extent already implemented, the merger agreement or any of the terms therein, costs and disbursements and attorneys’ and experts’ fees and costs, as well as other equitable relief as the respective court deems proper. The Delaware Lawsuit also seeks: i) in the event the merger is consummated prior to the entry of the court’s final judgment, rescissory damages as an alternative to rescission, and ii) an accounting by all defendants to the plaintiff and other members of the class for all damages caused by the defendants and for all profits and any special benefits obtained as a result of their alleged breaches of their fiduciary duties. The Company believes the Lawsuits are without merit.

Item 1A. Risk Factors

In addition to the risk factors set forth below, please see the risk factors set forth in Part I, Item 1A “Risk Factors” in our 2013 Annual Report on Form 10-K.

The Company, TTM and Merger Sub may be unable to satisfy the conditions to the Merger and the Merger may not be consummated.

Consummation of the Merger is subject to various closing conditions, including, among other things, (1) the adoption of the Merger Agreement by the Company’s stockholders, (2) the expiration or termination of the applicable waiting period under the HSR Act and receipt of certain other required antitrust approvals under applicable antitrust and competition laws of China, Germany and Estonia, (3) the absence of any legal restraints or prohibitions on the consummation of the Merger, and (4) receipt of the CFIUS approval. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement, and the other party not having suffered a material adverse effect (as defined in the Merger Agreement).

These and other conditions to the consummation of the Merger may fail to be satisfied. In addition, satisfying the conditions to the Merger may take longer, and could cost more, than the Company and TTM expect. The satisfaction of all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the Merger will be satisfied or waived or that the Merger will be consummated.

The Company must obtain approval of its stockholders to consummate the Merger, which, if delayed or not obtained, may jeopardize or delay the consummation of the Merger.

The Merger is conditioned on the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote thereon. If the Company’s stockholders do not adopt the Merger Agreement, then the Company and TTM cannot consummate the Merger. However, if the Merger Agreement is terminated by either the Company or TTM because the Company’s stockholders have not adopted the Merger Agreement, then in certain circumstances the Company may be required to pay up to a maximum of $4 million of all documented out-of-pocket costs and expenses incurred by TTM and Merger Sub.

Regulatory approvals that are required to consummate the Merger may not be received, may take longer than expected, or may impose conditions that are not presently anticipated.

Under the provisions of the HSR Act, the Merger may not be consummated until notification and report forms have been filed with the applicable regulators and the expiration of a 30 calendar day waiting period (unless the waiting period is set to expire on a weekend or federal holiday, in which case the waiting period is automatically extended until 11:59 p.m. of the next business day), or the early termination of that waiting period, following the parties’ filing of their respective notification and report forms. If a Request for Additional Information and Documentary Material is issued prior to the expiration of the waiting period, the parties must observe a second 30 calendar day waiting period (unless the waiting period is set to expire on a weekend or federal holiday, in which case the waiting period is automatically extended until 11:59 p.m. of the next business day), which would begin to run only after both parties have substantially complied with the request for information, unless the waiting period is terminated earlier. On October 3, 2014, the Company and TTM filed their respective notification and report forms under the HSR Act.

In addition, private parties who may be adversely affected by the Merger and individual states may bring legal actions under the antitrust laws in certain circumstances. Although the parties believe the consummation of the Merger will not likely be prevented by antitrust law, there can be no assurance that a challenge to the Merger on antitrust grounds will not be made or, if a challenge is made, what the result will be. Under the Merger Agreement, the Company and TTM have agreed to use their reasonable best efforts to obtain all regulatory clearances necessary to consummate the Merger as promptly as reasonably practicable. In addition, in order to consummate the Merger, TTM and the Company may be required to comply with conditions, terms, obligations, or restrictions imposed by regulatory entities and such conditions, terms, obligations, or restrictions may have the effect of delaying completion of the Merger, imposing additional material costs on or materially limiting the revenues of TTM after the completion of the Merger, or otherwise reducing the anticipated benefits to TTM of the Merger. In addition, such conditions, terms, obligations, or restrictions may result in the delay or abandonment of the Merger.

The announcement and pendency of the Merger could have an adverse effect on Viasystems’ stock price, business, financial condition, results of operations, or business prospects.

The announcement and pendency of the Merger could disrupt our business in the following ways, among others:

•	our employees may experience uncertainty regarding their future roles with TTM, which might adversely affect our ability to retain, recruit and motivate key personnel;

•	the attention of our management may be directed towards the consummation of the Merger and transaction-related considerations and may be diverted from the day-to-day business operations of the Company, and matters related to the Merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us; and

•	customers, suppliers and other third parties with business relationships with us may decide not to renew or seek to terminate, change, and/or renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise.

Any of these matters could adversely affect our stock price, business, financial condition, results of operations, or business prospects.

Failure to consummate the Merger could negatively impact our stock price and future business and financial results.

If the Merger is not consummated for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having consummated the Merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price;

•	we may experience negative reactions from our customers, suppliers, and regulators;

•	uncertainty regarding the completion of the Merger may foster uncertainty among our employees about their future roles, which could adversely affect our ability to attract and retain key personnel;

•	we will be required to pay certain costs relating to the Merger, whether or not the Merger is consummated;

•	the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger, which may affect our ability to execute certain business strategies or pursue otherwise attractive business opportunities. Such restrictions, the waiver of which is subject to TTM’s consent (in certain cases, not to be unreasonably withheld, conditioned or delayed), may prevent us from making certain acquisitions or taking certain other specified actions during the pendency of the Merger; and

•	matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In addition to the above risks, we may be required, under certain circumstances, to pay to TTM a termination fee of $12.8 million, which may materially adversely affect our financial results. If the Merger is not consummated, these risks may materialize and may adversely affect our business, financial condition, financial results, and stock price.

Our business relationships may be subject to disruption due to uncertainty associated with the Merger.

Parties with which we do business may experience uncertainty associated with the proposed Merger, including with respect to current or future business relationships with us or the combined company. Our business relationships may be subject to disruption, as customers, distributors, suppliers, vendors, and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us or the combined company. These disruptions could have an adverse effect on our business, financial condition, or results of operations. The risk, and adverse effect, of such disruptions could be exacerbated by a delay in consummating the Merger or termination of the Merger Agreement.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, which could discourage a potential acquirer of the Company from making an alternative transaction proposal or could result in a competing proposal being at a lower price than it might otherwise be and, in certain circumstances, could require us to pay TTM a significant termination fee.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, provide that we may not (1) solicit, initiate, cause, knowingly facilitate or encourage the submission of any inquiries, proposals or offers or any other efforts or attempts that constitute or may reasonably be expected to lead to any acquisition proposal, or engage in any discussions or negotiations with respect thereto or otherwise cooperate with or assist or participate in, or knowingly facilitate or encourage, any such inquiries, proposals, discussions or negotiations, or resolve to or publicly propose to take any of the foregoing actions, (2) approve or recommend, or resolve to or publicly propose to approve or recommend, any acquisition proposal or enter into any Merger Agreement, agreement-in-principle, letter of intent, share purchase agreement, asset purchase agreement, share exchange agreement, option agreement or other similar agreement relating to an acquisition proposal or enter into any letter of intent, agreement or agreement-in-principle requiring us to abandon, terminate or fail to consummate the Merger or (3) (a) withdraw, modify or qualify in a manner adverse to TTM or Merger Sub the recommendation of the our board of directors or the approval or declaration of advisability by our board of directors of the Merger Agreement and the transactions contemplated thereby (including the Merger) or (b) approve or recommend, or resolve to or publicly propose to approve or recommend, any acquisition proposal.

The Merger Agreement also provides that we will be required to pay a termination fee of $12.8 million to TTM upon termination of the Merger Agreement under certain circumstances. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing an acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

Lawsuits have been filed against TTM and us challenging the proposed Merger with TTM, and an adverse ruling may prevent the merger from being completed.

We, our board of directors and TTM have been named as defendants in lawsuits brought by purported holders of our common stock challenging our board of directors’ actions in connection with our proposed merger with TTM and seeking, among other things, injunctive relief to enjoin the defendants from completing the merger on the agreed-upon terms. See Part II, Item 1. “Legal Proceedings—Litigation Relating to the TTM Merger” for more information about the lawsuits that has been filed related to our proposed merger with TTM.

One of the conditions to the closing of the proposed Merger with TTM is that no order, injunction, decree or other legal restraint or prohibition shall be in effect that prevents completion of the merger. Consequently, if a settlement or other resolution is not reached in the lawsuit referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting TTM’s and our ability to consummate the Merger, then such injunctive or other relief may prevent the Merger with TTM from becoming effective within the expected timeframe or at all.

Risks Related to Our Capital Structure

We have a substantial amount of debt and may be unable to service or refinance this debt, which could have a material adverse effect on our business in the future, and may place us at a competitive disadvantage in our industry.

As of September 30, 2014, our total outstanding indebtedness was approximately $634.6 million. Our net interest expense for the nine months ended September 30, 2014 and 2013, was approximately $35.3 million, and $33.6 million, respectively. As of September 30, 2014, our total consolidated stockholders’ equity was approximately $186.4 million.

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

Risks Related to Our Business and Industry

We may be required to recognize additional impairment charges.

Pursuant to U.S. generally accepted accounting principles, we are required to make periodic assessments of goodwill, intangible assets and other long-lived assets to determine if they are impaired. We incurred impairment charges to write down the value of property, plant and equipment of $6.1 million and $1.7 million during the nine months ended September 30, 2014, and the year ended December 31, 2012, respectively, as a result of restructuring activities and other events. Disruptions to our business, end-market conditions, protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and enterprise value declines may result in impairment charges to goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the periods of such charges.

If we are not able to renew leases of our manufacturing facilities, our operations could be interrupted and our assets could become impaired.

We lease several of our principal manufacturing facilities from third parties under operating leases with remaining lease terms, as of September 30, 2014, ranging from one to five years. In addition, for the facilities we own in China, we lease the underlying land pursuant to land use rights agreements with the Chinese government, which expire from 2043 to 2052. During 2012 we closed our manufacturing facility in Huizhou, China because the area where this facility was located was redeveloped away from industrial use and we were unable to renew our lease. If we are not able to renew facility leases under commercially acceptable terms, our operations at those facilities could be interrupted, our assets could become impaired and we may incur significant expense to relocate those operations. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 6. Exhibits

(a) Exhibits

The information required by this item is included in the exhibit index that follows the signature page of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2014.

VIASYSTEMS GROUP, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President & Chief Financial Officer (Principal Financial Officer)

By:	/s/ Christopher R. Isaak
Name:	Christopher R. Isaak
Title:	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description

2.1	(1)(2)	Agreement and Plan of Merger by and among Viasystems Group, Inc., TTM and Merger Sub, dated as of September 21, 2014

3.1	(3)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.

3.2	(3)	Second Amended and Restated Bylaws of Viasystems Group, Inc.

10.1	(4)	Employment Agreement with David Sindelar

10.2	(4)	Employment Agreement with Gerald Sax

10.3	(4)	Employment Agreement with Timothy Conlon

31.1	(5)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(5)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(5)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	(5)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant § 906 of the Sarbanes-Oxley Act of 2002.

101	(5)	The following materials from Viasystems Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): i) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2014 and 2013, ii) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and iv) Notes to Condensed, Consolidated Financial Statements.

(1)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on September 22, 2014.
(2)	Certain exhibits and schedules have been omitted and Viasystems Group, Inc. agrees to furnish supplementally to the SEC a copy of any omitted exhibits upon request.
(3)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.
(4)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on September 24, 2014.
(5)	Filed herewith.