Form 10-K
period 2014-12-31
VIASYSTEMS GROUP INC
filed 2015-03-12
CIK 1101169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock (consisting of common stock, $0.01 par value) of Viasystems Group, Inc. held by non-affiliates of the registrant was approximately $67,805,921 based upon the last sale price for the common stock on June 30, 2014, the last trading day of the registrant’s most recently completed second quarter, as reported on the NASDAQ Global Market system.

As of March 2, 2015, there were 20,897,809 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Introductory Note

On September 21, 2014, Viasystems Group, Inc. announced that it had entered into a merger agreement with TTM Technologies, Inc. (“TTM”) and a wholly owned subsidiary of TTM. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed merger. For additional details regarding the proposed merger, see i) Note 2 to our consolidated financial statements, “Merger Agreement with TTM Technologies, Inc.,” contained in Part II, Item 8, of this report, ii) “Recent Developments” contained in Part I, Item 1, of this report and iii) “Risk Factors” contained in Part I, Item 1A, of this report.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

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

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to the ability of Viasystems to successfully complete the proposed merger with TTM Technologies, Inc. and the timing of the proposed merger; any actions taken by the company, including but not limited to, restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions); fluctuations in our operating results and customer orders; global economic conditions; declines in gross margin as a result of excess capacity; our significant reliance on net sales to our largest customers; fluctuations in our operating results; our history of losses; our reliance on the automotive and telecommunications industries; risks associated with the credit risk of our customers and suppliers; influence of significant stockholders; our significant foreign operations and risks relating to currency fluctuations; relations with and regulations imposed by the Chinese government, including power rationing; our dependence on the electronics industry, which is highly cyclical and subject to significant downturns in demand; shortages of, or price fluctuations with respect to, raw materials and increases in oil prices; our ability to compete in a highly competitive industry and to respond to rapid technological changes; reduction in, or cancellation of, customer orders; risks associated with manufacturing defective products and failure to meet quality control standards; uncertainty and adverse changes in the economy and financial markets; risks relating to success of printed circuit board manufacturers in Asia; failure to maintain good relations with our noncontrolling interest holder in China; failure to align manufacturing capacity with customer demand; damage to our manufacturing facilities or information systems; loss of key personnel and high employee turnover; risks associated with governmental and environmental regulation, including regulation associated with climate change and greenhouse gas emissions; our exposure to income tax fluctuations; failure to comply with, or expenses related to compliance with, export laws or other laws applicable to our foreign operations, including the Foreign Corrupt Practices Act; our ability to renew leases of our manufacturing facilities; risks associated with future merger-related and restructuring charges and risks relating to our substantial indebtedness. Please refer to the “Risk Factors” section of this Report for additional factors that could materially affect our financial performance.

Item 1.	Business

Recent Developments

Merger Agreement with TTM Technologies, Inc.

On September 21, 2014, our company, Viasystems Group, Inc. (the “Company”), TTM Technologies, Inc., a Delaware corporation (“TTM”), and Vector Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of TTM (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions therein, merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of TTM (the “Merger”). The Merger agreement was adopted by the Company’s stockholders on December 16, 2014.

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

The completion of the Merger is subject to various closing conditions, including, among other things, i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), ii) the absence of any legal restraints or prohibitions on the consummation of the Merger and iii) receipt of approval of the Merger by the Committee on Foreign Investment in the United States (“CFIUS”). The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement and the other party not having suffered a material adverse effect.

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

The foregoing description of the Merger and the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2014, and which is incorporated by reference herein.

The Company cannot give any assurance that the Merger and the other related transactions will be completed or that, if completed, they will be exactly on the terms as set forth in the Merger Agreement and the other related transaction agreements.

Juarez Restructuring

During the third quarter of 2014, we rationalized the scope of operations and reduced the size of the workforce at our Juarez, Mexico metal fabrication and assembly facility by approximately 22%. As a result, we recorded restructuring charges of $0.6 million related to severance costs. In connection with the reduction of the workforce, we reviewed the facility’s property, plant and equipment for impairment and recorded a $6.2 million impairment charge.

Senior Secured Notes due 2019

On April 15, 2014, our subsidiary, Viasystems, Inc., completed an offering of $50.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “New Notes”). The New Notes were issued at a premium of 7.000%, or $3.5 million, which is being amortized as a reduction of interest expense over the term of the New Notes. We incurred $3.4 million of financing fees related to the New Notes that have been capitalized and are being amortized over the term of the New Notes. The net proceeds of the New Notes are being used for general corporate purposes and to pay fees and expenses related to the offering of the New Notes.

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

Guangzhou Fire

On September 5, 2012, we experienced a fire on the campus of our PCB manufacturing facility in Guangzhou, China which damaged property, destroyed inventory and temporarily reduced the facility’s manufacturing capacity (the “Guangzhou Fire”). In 2013, we received partial reimbursements of $1.6 million from our insurance carrier related to our property damage claim. During 2014, we settled all outstanding claims related to the Guangzhou Fire for an additional $31.4 million. The total claim settlement related to the Guangzhou Fire was approximately $33.0 million which included $6.5 million related to our property damage claim and $26.5 million related to our business interruption claim.

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

The products we manufacture include, or can be found in, a wide variety of commercial products, including automotive engine controls, hybrid converters, automotive electronics for navigation, safety and entertainment, telecommunications switching equipment, data networking equipment, computer storage equipment, semiconductor test equipment, wind and solar energy applications, off-shore drilling equipment, communications applications, flight control systems and complex industrial, medical and other technical instruments. Our broad offering of E-M Solutions products and services includes component fabrication, component integration, and final system assembly and testing. These services can be bundled with our PCBs to provide an integrated solution to our customers. Our net sales for the year ended December 31, 2014, were derived from the following end markets:

•	Automotive (32.6%);

•	Industrial & instrumentation (23.6%);

•	Telecommunications (17.4%);

•	Computer and datacommunications (15.2%); and

•	Military and aerospace (11.2%).

We are a supplier to more than 1,000 original equipment manufacturers (“OEMs”) and contract electronic manufacturers (“CEMs”) in numerous end markets. Our OEM customers include industry leaders such as:

•	Agilent Technologies, Inc.

•	Alcatel-Lucent SA

•	Autoliv, Inc.

•	BAE Systems, Inc.

•	Robert Bosch GmbH

•	Broadcom Corporation

•	Ciena Corporation

•	Cisco Systems, Inc.

•	Continental AG

•	Danahar Corporation

•	Deere & Company

•	Dell Inc.

•	Ericsson AB

•	General Electric Company

•	Gerber Scientifics, Inc.

•	Harris Communications
•	Infinera Corporation

•	Huawei Technologies Co. Ltd.

•	Intel Corporation

•	L-3 Communications Holdings, Inc.

•	Lear Corporation

•	NetApp, Inc.

•	Q-Logic Corporation

•	Qualcomm Incorporated

•	Raytheon Company

•	Rockwell Automation, Inc.

•	Rockwell Collins, Inc.

•	Teradyne, Inc.

•	Tesla Motors, Inc.

•	TRW Automotive Holdings Corp.

•	United Technologies Corporation

In addition, we have good working relationships with industry-leading CEMs and we supply PCBs and E-M Solutions products to them as well. These customers include:

•	Benchmark Electronics, Inc.

•	Celestica, Inc.

•	Flextronics International Ltd.
•	Foxconn Technology Group

•	Jabil Circuit, Inc.

•	Plexus Corp.

We have fifteen manufacturing facilities, including eight in the United States and seven located outside of the United States, which allows us to take advantage of low cost, high quality manufacturing environments, while serving a broad base of customers around the globe. Our PCB products are produced in our eight domestic facilities, three of our five facilities in China and our one facility in Canada. Our E-M Solutions products and services are provided from our other two facilities in China and our one facility in Mexico. In addition to our manufacturing facilities, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States to support our customers’ local needs. The locations of our engineering and customer service centers correspond directly to the primary areas where we ship our products. For the year ended December 31, 2014, approximately 50.2%, 31.3% and 18.5% of our net sales were generated by shipments to destinations in the Americas, Asia and Europe, respectively.

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

On February 11, 2010, Viasystems was recapitalized pursuant to a recapitalization agreement (the “Recapitalization Agreement”) such that i) each outstanding share of newly issued common stock was exchanged for 0.083647 shares of common stock, ii) each outstanding share of our Mandatory Redeemable Class A Junior Preferred Stock was reclassified as, and converted into, 8.478683 shares of newly issued common stock and iii) each outstanding share of our Redeemable Class B Senior Convertible Preferred Stock was reclassified as, and converted into, 1.416566 shares of newly issued common stock.

During 2010, we acquired Merix Corporation (“Merix”) in a transaction pursuant to which Merix became a wholly owned subsidiary of our company (the “Merix Acquisition”). Merix was a leading manufacturer of technologically advanced, multi-layer PCBs with operations in the United States and China. The Merix Acquisition increased our PCB manufacturing capacity by adding four additional PCB production facilities, added North American PCB quick-turn services capability and added military and aerospace to our already diverse end-user markets.

During 2012, we acquired DDi Corp. (“DDi”) which increased our PCB manufacturing capacity by adding seven additional PCB production facilities, added flexible circuit manufacturing capabilities and enhanced our North American quick-turn services capability. Also during 2012, we closed our PCB manufacturing facility in Huizhou, China and our E-M Solutions manufacturing facility in Qingdao, China.

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

Our Business Strategy

Our objective is to be the leader in providing complex multi-layer PCBs and E-M Solutions globally. Key elements of our strategy to achieve this objective include:

Maintenance of diverse end markets and end customer mix. In order to reduce exposure to, and reliance on, any single unpredictable end market and to provide alternative growth paths, we focus on a diverse range of markets, including automotive, industrial & instrumentation, computer and data communications, telecommunications and military and aerospace. For reporting purposes, we consider our industrial & instrumentation end market to also include medical, consumer and other. We pursue customers in each market, and intend to continue to maintain our focus on a diverse mix of customers and end markets.

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

Expansion of our manufacturing capabilities in low-cost locations. To meet our customers’ demands for high quality, low-cost products and services, we have invested and, as market conditions allow, will continue to invest in facilities and equipment in low-cost regions. For the year ended December 31, 2014, approximately 70.6% of our net sales were generated from products produced in our operations in China and Mexico. We intend to continue to develop our best-in-class technology and manufacturing processes in low-cost manufacturing locations. We believe our ability to leverage our advanced technology and manufacturing capabilities in low-cost locations will enable us to grow our net sales, improve our profitability and effectively meet our customers’ requirements for high quality, low-cost products and services.

Enhancement of our quick-turn manufacturing capabilities. We intend to continue to develop our quick-turn PCB manufacturing capabilities in North America and Asia. Quick-turn manufacturing enables us to provide our customers with an expedited turnaround for prototype PCBs. With our quick-turn offering, we are able to offer our customers a seamless manufacturing transition from quick-turn prototyping by the engineering/design team to volume manufacturing. We focus on quick-turn capabilities because the significant value of these services to our customers allows us to charge a premium and generate higher margins. We also believe that the market dynamics for such time-critical services and products are more resistant to pricing pressure and commoditization.

Concentration on high value-added assembly products and services. We intend to continue to focus on providing E-M Solutions products and services to leading designers and sellers of advanced electronics products that generally require custom designed, complex products and short lead-time manufacturing services. We differentiate ourselves from many of our global competitors by focusing on low-volume, high margin programs, and not programs for high volume, low margin products such as mobile devices, personal computers and low-end consumer electronics. In addition, we intend to maintain our focus on offering leading-edge, high technology engineering services that we believe provide us a competitive advantage.

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

Markets and Customers

During 2014, we provided products and services to more than 1,000 OEMs. We believe our position as a strategic supplier of PCBs and E-M Solutions fosters close relationships with our customers. These relationships have resulted in additional growth opportunities as we have expanded our capabilities and capacity to meet our customers’ wide range of needs.

The following table shows our net sales as a percentage of total net sales by the principal end markets we serve:

	Year Ended December 31,
Markets	2014	2013	2012
Automotive	32.6%	30.2%	32.5%
Industrial & instrumentation	23.6	25.4	26.8
Telecommunications	17.4	17.2	15.5
Computer and datacommunications	15.2	16.7	17.2
Military and aerospace	11.2	10.5	8.0

Total net sales	100.0%	100.0%	100.0%

Although we seek to diversify our customer base, a small number of customers are responsible for a significant portion of our net sales. For the years ended December 31, 2014, 2013 and 2012, sales to our ten largest customers accounted for approximately 40.6%, 40.6% and 49.0% of our net sales, respectively. During the years ended December 31, 2014, 2013 and 2012, one customer, Robert Bosch GmbH, individually accounted for more than 10% of our net sales, with sales representing 13.6%, 12.6% and 13.9% of our net sales in those years, respectively. Sales to Robert Bosch GmbH occurred in the Printed Circuit Boards segment.

Manufacturing Services

Our offering of manufacturing services includes the following:

Engineering and Prototyping Services - We provide comprehensive front-end engineering services, including custom enclosure design and circuit board manufacturability design services in order to provide efficient manufacturing and delivery for our customers. We offer quick-turn prototyping in Asia and North America, which is the rapid production of a new product sample. Our quick-turn service allows us to provide small test quantities of PCBs to our customers’ product development groups. Our participation in product design and prototyping allows us to reduce our customers’ manufacturing costs and their time-to-market and time-to-volume. These services enable us to strengthen our relationships with customers that require advanced engineering services. In addition, by working closely with customers throughout the development and design process, we often gain insight into their future product requirements, and receive a preference for commercial quantity orders once the design is perfected.

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

Printed Circuit Board Assembly - As part of our E-M Solutions offerings, we have the capability to manufacture printed circuit board assemblies (“PCBAs”). Generally, we do not produce PCBAs on a standalone basis, but rather integrate them with other components as part of a full electro-mechanical system. In addition, we offer testing of PCBAs and the functions of the completed product, and we work with our customers to develop product-specific test strategies. Our test capabilities include in-circuit tests, functional tests, environmental stress tests and manufacturing defect analysis.

Backpanel Assembly - We provide backpanel assemblies, which are manufactured by mounting interconnect devices, including PCBs, integrated circuits and other electronic components on a bare backpanel. This process differs from that used to manufacture PCBAs primarily because of the larger size of the backpanel and the more complex placement techniques that must be used with higher layer count PCBs. We also perform functional and in-circuit testing on assembled backpanels.

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

We market our products through our own sales and marketing organization and through relationships with independent sales agents around the world. This global sales organization is structured to ensure global account coverage by industry-specific teams of account managers. As of December 31, 2014, we employed approximately 314 sales and marketing employees strategically located throughout North America, Europe and Asia. Each industry marketing team shares support staff of sales engineers, program managers, technical service personnel and customer service organizations to ensure high-quality, customer-focused service. The global marketing organization further supports the sales organization through market research, market development and communications.

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

Quality Standards

Our quality management systems are defect prevention based, customer focused and comply with international standards. All of our facilities are ISO 9001 certified, a globally accepted quality management standard. We also have facilities that are certified to additional industry specific standards, including automotive quality standards ISO/TS 16949, telecommunications quality management standard TL 9000 and aerospace quality management standard AS9100C. All of our U.S. Facilities maintain key military quality certifications including MIL-PRF-55110, MIL-PRF-31032 or MIL-PRF-50884. Our facilities in Guangzhou and Zhongshan, China maintain ISO 17025 certification for testing and calibration laboratories. Our facilities in Forest Grove, Oregon; Milpitas, California; Denver, Colorado; Cleveland, Ohio; North Jackson, Ohio; Sterling, Virginia, Toronto, Canada and Huiyang, China maintain NADCAP (National Aerospace and Defense Contractors Accreditation Program) accreditation.

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

Competition

Our industry is highly competitive, and we believe our markets are highly fragmented. We face competition from numerous local, regional and large international providers of PCBs and E-M Solutions. Our primary competitors are Compeq Manufacturing Co. Ltd., Flextronics Corporation, Gold Circuit Electronics Ltd., Kingboard Chemical Holdings Ltd., Nanya Technology Corp., Sanmina-SCI Corp. and TTM Technologies, Inc. We believe we compete favorably in the markets we serve based on product quality, responsive customer service and support and price. The cost of many of the products we manufacture are generally low relative to the total cost of our customers’ end-products. As a result, product reliability and prompt delivery are sometimes of greater importance to our customers than price.

International Operations

As of December 31, 2014, we had seven manufacturing facilities located outside the United States, and sales offices in Canada, Mexico, Asia and Europe. Our international operations produce products in China, Canada and Mexico that accounted for approximately 66.7%, 6.5% and 3.9% of our net sales, respectively, for the year ended December 31, 2014, and 64.8%, 6.4% and 4.7% of our 2013 net sales, respectively. The remaining 22.9% and 24.1% of net sales for the years ended December 31, 2014 and 2013, respectively, are from products produced in the United States. Approximately 56.7% and 10.0% of our net sales for the year ended December 31, 2014, and 54.6% and 10.2% of our 2013 net sales were from products produced in China by our Printed Circuit Boards and Assembly business segments, respectively. We believe that our global presence is important as it allows us to provide consistent, quality products on a cost effective and timely basis to our multinational customers worldwide. We rely heavily on our international operations and are subject to risks generally associated with operating in foreign countries, including price and exchange controls, fluctuations in currency exchange rates and other restrictive actions that could have a material effect on our results of operations, financial condition and cash flows.

Environmental

Our operations are subject to various federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of pollutants into the air, ground and water, as well as the handling, storage, manufacturing and disposal of, or exposure to, solid and hazardous wastes, and occupational safety and health. We believe that we are in material compliance with applicable environmental laws, and that the costs of compliance with such current or proposed environmental laws and regulations will not have a material adverse effect on us. All of our manufacturing sites are certified to ISO 14001 standards for environmental quality compliance or are working to achieve this certification. Further, we are not a party to any current claim or proceeding, and are not aware of any threatened claim or proceeding under environmental laws that could, if adversely decided, reasonably be expected to have a material adverse effect on us. However, there can be no assurance that any material environmental liability will not arise in the future, such as due to a change in the law or the discovery of currently unknown conditions.

Employees

As of December 31, 2014, we had 14,854 employees. Of these employees, 12,823 were involved in manufacturing, 1,128 in engineering, 314 in sales and marketing and 589 in administrative capacities. No employees were represented by a union pursuant to a collective bargaining agreement.

Intellectual Property

We have developed expertise and techniques that we use in the manufacturing of our products. Research, development and engineering expenditures for the creation and application of new products and processes were approximately $4.6 million, $4.3 million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. We believe many of our processes related to the manufacturing of PCBs are proprietary, including our ability to manufacture large perimeter, thick, high-layer-count backpanels. Generally, we rely on common law trade secret protection and on confidentiality agreements with our employees and customers to protect our trade secrets and techniques. We own 90 patents (including pending patents); however, we believe patents do not constitute a significant form of intellectual property rights in our industry. Our current portfolio of patents has expiration dates ranging from 2016 to 2031.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2014, was approximately $231.7 million, compared with $215.0 million at December 31, 2013. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing periods.

Segments

We operate our business in two segments: Printed Circuit Boards, which includes our PCB products; and Assembly, which includes our E-M Solutions products and services. For the year ended December 31, 2014, our Printed Circuit Boards segment accounted for approximately 86.2% of our net sales, and our Assembly segment accounted for approximately 13.8% of our net sales. See Note 16 in the accompanying notes to the consolidated financial statements for further information regarding our segments for fiscal years 2014, 2013 and 2012.

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

Financial Information and Geographical Areas

See Note 16 in the accompanying notes to the consolidated financial statements for financial information about geographical areas for fiscal years 2014, 2013 and 2012.

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

Risks Related to Our Pending Merger with TTM Technologies, Inc.

The Company, TTM and Merger Sub may be unable to satisfy the conditions to the Merger and the Merger may not be consummated.

Consummation of the Merger is subject to various closing conditions, including, among other things, i) the review and approval of the United States Federal Trade Commission (the “FTC”) pursuant to the HSR Act, ii) the absence of any legal restraints or prohibitions on the consummation of the Merger and iii) receipt of the CFIUS approval. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement, and the other party not having suffered a material adverse effect (as defined in the Merger Agreement).

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

Consummation of the Merger is subject to various closing conditions, including, among other things, the review and approval of the FTC pursuant to the expiration or termination of the applicable waiting period under the HSR Act. On December 4, 2014, we and TTM announced that we each received a second request from the FTC for additional information associated with the Merger. The second request has the effect of extending the waiting period imposed by the HSR Act. We and TTM are continuing to cooperate fully with the FTC’s review. In addition to obtaining FTC clearance, the proposed transaction remains subject to CFIUS approval.

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

The announcement and pendency of the Merger could disrupt our business in the following ways, among others:

•	our employees may experience uncertainty regarding their future roles with TTM, which might adversely affect our ability to retain, recruit and motivate key personnel;

•	the attention of our management may be directed towards the consummation of the Merger and transaction-related considerations and may be diverted from the day-to-day business operations of Viasystems, and matters related to the Merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us; and

•	customers, suppliers and other third parties with business relationships with us may decide not to renew or seek to terminate, change, and/or renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise.

Any of these matters could adversely affect our stock price, business, financial condition, results of operations, or business prospects.

Failure to consummate the Merger could negatively impact our stock price and future business and financial results.

If the Merger is not consummated for any reason, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having consummated the Merger, we would be subject to a number of risks, including the following:

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

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

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

We have a history of losses and cannot assure you that we will achieve sustained profitability in the future. We incurred losses from continuing operations of $15.2 million, $27.6 million and $62.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2011 and 2010, we had net income of $30.3 million and $15.6 million, respectively. If we cannot regain our profitability, the value of our enterprise may decline.

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

Pursuant to U.S. generally accepted accounting principles (“U.S. GAAP”), we are required to make periodic assessments of goodwill, intangible assets and other long-lived assets to determine if they are impaired. We incurred impairment charges to write down the value of property, plant and equipment of $6.2 million and $1.7 million in 2014 and 2012, respectively, as a result of various restructuring activities and other events. Disruptions to our business, end-market conditions, protracted economic weakness, unexpected significant declines in operating results of reporting units, divestitures and enterprise value declines may result in impairment charges to goodwill and other asset impairments. Future impairment charges could substantially affect our reported earnings in the periods of such charges.

If we are not able to renew leases of our manufacturing facilities, our operations could be interrupted and our assets could become impaired.

We lease several of our principal manufacturing facilities from third parties under operating leases with remaining lease terms, as of December 31, 2014, ranging from one to five years. In addition, for the facilities we own in China, we lease the underlying land pursuant to land use rights agreements with the Chinese government, which expire from 2043 to 2052. During 2012, we closed our manufacturing facility in Huizhou, China because the area where this facility was located was redeveloped away from industrial use, and we were unable to renew our lease. If we are not able to renew facility leases under commercially acceptable terms, our operations at those facilities could be interrupted, our assets could become impaired and we may incur significant expense to relocate those operations. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals (the “Subject Minerals”) originating from the Democratic Republic of Congo (the “DRC”) and adjoining countries that are believed to be benefiting armed groups. As a result, the SEC adopted due diligence, disclosure and reporting requirements for companies which manufacture products that include components containing Subject Minerals, regardless of whether the Subject Minerals are actually mined in the DRC or adjoining countries. In our first report under these rules, filed on Form SD on June 2, 2014, we reported that for calendar year 2013, we did not have sufficient information to determine the country of origin of all of the Subject Minerals we use to manufacture our products and thus were unable to determine whether any of the subject minerals originated in the DRC or adjoining countries.

The requirements for due diligence, disclosure and reporting related to Subject Materials could decrease the availability and increase the prices of components used in our customers’ products, particularly if we choose (or are required by our customers) to source such components from different suppliers than we use now. While we have taken certain steps during 2014 to improve our information gathering and due diligence procedures related to Subject Minerals our supply chain is complex, and we may face reputational challenges with our customers and other stakeholders if we are unable to timely verify the origins of Subject Minerals contained in our products, or if our due diligence process reveals that materials we source originate in the DRC or adjoining countries and benefit armed groups.

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

Our manufacturing operations consume a significant amount of energy to power our factories. We purchase electricity from local utilities and we generate a portion of our own electricity in certain of our manufacturing facilities using diesel generators. Prices for electricity and diesel fuel have historically experienced periods of volatility. Future price increases for electricity and diesel fuel would increase our cost and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

For the years ended December 31, 2014, 2013 and 2012, sales to our ten largest customers accounted for approximately 40.6%, 40.6% and 49.0% of our consolidated net sales, respectively. For the years ended December 31, 2014, 2013 and 2012, one customer, Robert Bosch GmbH, accounted for over 10.0% of our consolidated net sales, with sales representing 13.6%, 12.6% and 13.9% of our net sales for those years, respectively.

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

Increasingly, our larger customers are requesting that we enter into supply agreements with them. These agreements typically include provisions that generally serve to fix our selling price over some period of time or to increase our exposure for product liability and warranty claims - as compared to our standard terms and conditions - which could result in higher costs to us as a result of such claims. In addition, these agreements typically contain provisions that seek to limit our operational and pricing flexibility and extend payment terms, which may have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

A significant portion of our sales are to customers within the automotive industry. For the years ended December 31, 2014, 2013 and 2012, sales to customers in the automotive industry represented approximately 32.6%, 30.2% and 32.5% of our net sales, respectively. If there was a destabilization of the automotive industry or a market shift away from our automotive customers, it may have a materially adverse effect on our business, financial condition, results of operations or cash flows.

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

A large percentage of our business is conducted with customers who are in the telecommunications industry. For the years ended December 31, 2014, 2013 and 2012, sales to customers in the telecommunications industry represented approximately 17.4%, 17.2% and 15.5% of our net sales, respectively. This industry is characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. This industry is heavily dependent on the end markets it serves and therefore can be affected by the demand patterns of those markets. If the volatility in this industry continues, it would likely have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of December 31, 2014, affiliates of HM Capital Partners and affiliates of Black Diamond Capital Management, L.L.C. owned approximately 47.7% and 19.0% of our outstanding common stock, respectively. Accordingly, these entities, together or with other partners, may effectively control the election of a majority of our board of directors and the approval or disapproval of certain other matters requiring stockholder approval and, as a result, have significant influence over the direction of our management and policies. The interests of any large stockholder or controlling group may not be the same as the interests of our other stockholders. In addition, owners of these entities are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or otherwise have business objectives that are not aligned with our business objectives.

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

We may in the future issue additional shares of our common stock which could result in the dilution of the ownership interests of our stockholders. As of December 31, 2014, we have outstanding approximately 20.9 million shares of common stock, and no shares of preferred stock. We are authorized to issue 100.0 million shares of common stock and 25.0 million shares of preferred stock with such designations, preferences and rights as determined by our board of directors. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock in connection with the hiring of personnel, future acquisitions, future issuances of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

In addition, pursuant to our 2010 Equity Incentive Plan, as of December 31, 2014, we are authorized to grant options and other stock awards representing up to 440,276 shares to our officers, employees, directors and consultants. Our stockholders will incur dilution upon exercise or issuance of any options or other stock awards. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into, exchangeable or exercisable for common stock, or if we use our securities as consideration for future acquisitions or investments, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

We have a substantial amount of debt and may be unable to service or refinance this debt, which could have a material adverse effect on our business in the future, and may place us at a competitive disadvantage in our industry.

As of December 31, 2014, our total outstanding indebtedness was approximately $614.0 million. Our net interest expense for the years ended December 31, 2014, 2013 and 2012, was approximately $47.3 million, $44.8 million and $42.2 million, respectively. As of December 31, 2014, our total consolidated stockholders’ equity was approximately $202.7 million.

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

If we cannot fund our liquidity needs, we will have to take actions such as: reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances; selling assets; restructuring or refinancing our debt; or seeking additional equity capital. We cannot assure that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our $75.0 million senior secured revolving credit facility (the “Senior Secured 2010 Credit Facility”) and the indenture governing the principal amount of our 7.875% Senior Secured Notes due 2019 (the “2019 Notes”) limit the use of the proceeds from any disposition of assets and, as a result, we may not be allowed to use the proceeds from such dispositions to satisfy all current debt service obligations. In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we would be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

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

In addition to our executive offices in St. Louis, Missouri, we operate fifteen principal manufacturing and one principal distribution facility, located in four different countries with a total area of approximately 5.7 million square feet. Our Anaheim, California; Cleveland, Ohio; Denver, Colorado and Toronto, Canada facilities are pledged to secure mortgage loans associated with each of those respective facilities. Remaining lease terms for our principal leased properties range from one to five years.

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

Litigation Relating to the TTM Merger

Since the public announcement on September 22, 2014, of the proposed Merger with TTM, we, the Company’s board of directors, TTM and Merger Sub, have been named as defendants in two putative class action complaints challenging the Merger. The first lawsuit, filed on September 30, 2014, in the Circuit Court of St. Louis County, Missouri (the “Missouri Lawsuit”), and the second lawsuit, filed on October 13, 2014, in the Court of Chancery of the State of Delaware (the “Delaware Lawsuit” and, together with the Missouri Lawsuit, the “Lawsuits”), generally allege, among other things, that the Merger fails to properly value our company, and that the individual defendants breached their fiduciary duties in approving the merger agreement and that those breaches were aided and abetted by TTM, Merger Sub and the Company.

The Delaware Lawsuit specifically alleges, among other allegations, that (1) the Company’s board of directors breached its fiduciary duties by: (a) agreeing to the Merger for grossly inadequate consideration, (b) agreeing to lock up the Merger with deal protection devices that prevent other bidders from making a successful competing offer for Viasystems, and (c) participating in a transaction where the loyalties of the Company’s board of directors and management are divided; (2) the Voting Agreements prevent the Company’s stockholders from providing a meaningful vote on the proposal to adopt the Merger; and (3) that those breaches of fiduciary duties were aided and abetted by TTM, Merger Sub, and the Company.

Further, the Missouri Lawsuit specifically alleges, among other allegations, that (1) the Merger is the result of an unfair and flawed process because TTM’s financial advisor conspired with the Company’s two largest stockholders and their affiliates to sell the Company to TTM without the knowledge of the Company’s board of directors; (2) the Merger is unfair because it undervalues Viasystems; (3) the Company’s board of directors and the Company’s management have a conflict of interest due to the cash pool bonus and change in control payments to be made to certain executive officers and key employees if the Merger is consummated; (4) the Merger is unfair because the Merger Agreement contains preclusive deal protection devices that prevent other bidders from making a successful competing offer for Viasystems and prevent the Company’s stockholders from providing a meaningful vote on the proposal to adopt the Merger Agreement; and (5) the definitive Proxy Statement/Prospectus mailed on or about November 10, 2014 to the Company’s stockholders of record as of November 6, 2014 (the “Proxy Statement”) failed to provide the Company’s stockholders with material information regarding the Merger. The Lawsuits seek, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms, rescinding, to the extent already implemented, the Merger Agreement or any of the terms therein, costs and disbursements and attorneys’ and experts’ fees and costs, as well as other equitable relief as the court deems proper. Viasystems believes the Lawsuits are without merit.

On December 8, 2014, the parties to the Missouri Lawsuit agreed in principle to resolve all claims against the Company, the members of the Company’s board of directors, TTM, and Merger Sub. The agreement contemplated a release and settlement by the Company’s stockholders of all claims against the Company, the members of the Company’s board of directors, TTM, and Merger Sub, and in exchange Viasystems would promptly make certain agreed-upon supplemental disclosures regarding the Merger that the plaintiff in the Missouri Lawsuit alleged were material to the Company’s stockholders considering whether to vote to adopt the Merger Agreement. On December 9, 2014, in accordance with the parties’ agreement, Viasystems filed with the SEC on Form 8-K the agreed-upon supplemental disclosures regarding the Merger (the “Supplemental Disclosures”).

On January 6, 2015, the parties entered into a Memorandum of Understanding, documenting the agreement-in-principle for the settlement of the Missouri Lawsuit. The settlement will not affect the merger consideration to be received by the Company’s stockholders pursuant to the Merger Agreement. There can be no assurance that the parties will ultimately enter into a definitive settlement agreement, or that the court will approve the settlement even if the parties were to enter into such definitive settlement agreement. In the event that the parties enter into a definitive settlement agreement, a hearing will be scheduled, following notice to the Company’s stockholders, at which the court will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions (including the Delaware Lawsuit) that were or could have been brought challenging or otherwise relating to any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith. The defendants to the Lawsuits deny all fault or liability, and deny that they have committed any of the unlawful or wrongful acts alleged in the Lawsuits or otherwise in relation to the Merger, the Merger Agreement, or any of the events/actions related thereto, and specifically deny that any further disclosure was required to supplement the Proxy Statement under any applicable rule, statute, regulation or law. The Company agreed to provide the Supplemental Disclosures solely to minimize the cost of defending the Lawsuits and to permit the stockholder vote on the Merger Agreement to proceed without delay.

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

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated into any filing of Viasystems, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Our common stock is listed on the NASDAQ Global Market under the symbol VIAS, and began trading on February 17, 2010. As of February 6, 2015, the approximate number of holders of our common stock was 2,166. Previously, all of our outstanding common stock was held privately, and accordingly, there was no public trading market for our common stock.

The table below sets forth the range of quarterly high and low sales prices (including intraday prices) for our common stock on the NASDAQ Global Market during the periods indicated.

	Share Price
2013	High	Low
First Quarter	$16.00	$11.01
Second Quarter	13.97	10.40
Third Quarter	20.06	11.00
Fourth Quarter	16.45	12.00

2014
First Quarter	$13.98	$11.55
Second Quarter	13.30	9.52
Third Quarter	16.79	9.75
Fourth Quarter	16.48	14.81

Dividend Policy

We have paid no dividends since our inception, and our ability to pay dividends is limited by the terms of certain agreements related to our indebtedness. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any available future earnings to fund the development and growth of our business. However, our subsidiary in China with a noncontrolling interest has the ability to make distributions to the noncontrolling interest holder.

Item 6.	Selected Financial Data

The selected financial data and other data below for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, present consolidated financial information of Viasystems and its subsidiaries and have been derived from our audited consolidated financial statements. The selected historical consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2014	2013	2012(1)	2011	2010(1)
	(dollars in thousands, except per share amounts)
Statements of Operations Data:
Net sales	$1,204,102	$1,171,046	$1,159,906	$1,057,317	$929,250

Operating expenses (income):
Cost of goods sold, exclusive of items shown separately below (2)	968,586	949,496	927,154	837,686	718,710
Guangzhou Fire business interruption insurance proceeds	(26,459)	—	—	—	—
Selling, general and administrative (2)	111,893	100,505	109,460	80,300	77,458
Depreciation	87,904	88,060	80,019	65,938	56,372
Amortization	6,167	6,715	4,547	1,710	1,710
Restructuring and impairment (3)	7,351	1,073	19,457	812	8,518

Operating income	48,660	25,197	19,269	70,871	66,482

Other expense (income):
Interest expense, net	47,334	44,797	42,156	28,906	30,871
Amortization of deferred financing costs	2,901	2,898	2,723	2,015	1,994
Loss on early extinguishment of debt (4)	—	—	24,234	—	706
Other, net	(3,435)	(5,983)	(419)	1,202	1,233

Income (loss) before income taxes	1,860	(16,515)	(49,425)	38,748	31,678

Income taxes	17,036	11,095	12,793	8,464	16,082

Net (loss) income	$(15,176)	$(27,610)	$(62,218)	$30,284	$15,596

Net income attributable to noncontrolling interest	814	610	89	1,791	2,044
Accretion of Redeemable Class B Senior Convertible preferred stock	—	—	—	—	1,053
Conversion of Mandatory Redeemable Class A Junior preferred stock (5)	—	—	—	—	29,717
Conversion of Redeemable Class B Senior Convertible preferred stock (5)	—	—	—	—	105,021

Net (loss) income available to common stockholders	$(15,990)	$(28,220)	$(62,307)	$28,493	$(122,239)

Basic (loss) earnings per share	$(0.79)	$(1.40)	$(3.12)	$1.43	$(6.81)

Diluted (loss) earnings per share	$(0.79)	$(1.40)	$(3.12)	$1.42	$(6.81)

Basic weighted average shares outstanding	20,280,284	20,089,507	19,991,190	19,981,022	17,953,233

Diluted weighted average shares outstanding	20,280,284	20,089,507	19,991,190	20,129,787	17,953,233

Balance Sheet Data (at period end):
Cash and cash equivalents	$71,964	$54,738	$74,816	$71,281	$103,599
Working capital	188,441	108,448	142,879	136,733	134,285
Total assets	1,135,505	1,118,417	1,106,181	839,249	780,573
Total debt, including current maturities	614,008	572,895	575,696	226,770	225,397
Stockholders’ equity	202,664	212,588	231,857	293,072	257,105

(1)	The financial data starting as of and for the year ended December 31, 2012, reflects the acquisition of DDi on May 31, 2012, and the financial data starting as of and for the year ended December 31, 2010, reflects the Recapitalization Agreement and the acquisition of Merix on February 16, 2010.
(2)	Stock compensation expense included in cost of goods sold and selling, general and administrative expenses for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 was $7,752, $9,414, $10,563, $7,697, and $2,870, respectively.

(3)	Represents restructuring charges taken to downsize and close facilities, and impairment losses related to the write-off of long-lived assets.
(4)	In connection with the repurchase of our $220 million 12.0% Senior Secured Notes due 2015 in 2012 and the repurchase of $105.9 million principal amount of our $200 million 10.5% Senior Subordinated Notes due 2011 (the “2011 Notes”) in 2010, we incurred losses on early extinguishment of debt of $24,234 and $706, respectively.
(5)	In connection with the Merix Acquisition, the Mandatory Redeemable Class A Junior preferred stock and the Redeemable Class B Senior Convertible preferred stock were reclassified as, and converted into, common stock in February 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Merger Agreement with TTM Technologies, Inc.

On September 21, 2014, our company, Viasystems Group, Inc. (the “Company”), TTM Technologies, Inc., a Delaware corporation (“TTM”), and Vector Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of TTM (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions therein, merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of TTM (the “Merger”). The Merger Agreement was adopted by the Company’s stockholders on December 16, 2014.

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

The completion of the Merger is subject to various closing conditions, including, among other things, i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), ii) the absence of any legal restraints or prohibitions on the consummation of the Merger and iii) receipt of approval of the Merger by the Committee on Foreign Investment in the United States (“CFIUS”). The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement and the other party not having suffered a material adverse effect.

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

The foregoing description of the Merger and the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2014, and which is incorporated by reference herein.

The Company cannot give any assurance that the Merger and the other related transactions will be completed or that, if completed, they will be exactly on the terms as set forth in the Merger Agreement and the other related transaction agreements.

Juarez Restructuring

During the third quarter of 2014, we rationalized the scope of operations and reduced the size of the workforce at our Juarez, Mexico metal fabrication and assembly facility by approximately 22%. As a result, we recorded restructuring charges of $0.6 million related to severance costs. In connection with the reduction of the workforce, we reviewed the facility’s property, plant and equipment for impairment and recorded a $6.2 million impairment charge.

Senior Secured Notes due 2019

On April 15, 2014, our subsidiary, Viasystems, Inc., completed an offering of $50.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “New Notes”). The New Notes were issued at a premium of 7.000%, or $3.5 million, which is being amortized as a reduction of interest expense over the term of the New Notes. We incurred $3.4 million of financing fees related to the New Notes that have been capitalized and are being amortized over the term of the New Notes. The net proceeds of the New Notes are being used for general corporate purposes and to pay fees and expenses related to the offering of the New Notes.

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

Guangzhou Fire

On September 5, 2012, we experienced a fire on the campus of our PCB manufacturing facility in Guangzhou, China which damaged property, destroyed inventory and temporarily reduced the facility’s manufacturing capacity (the “Guangzhou Fire”). In 2013, we received partial reimbursements of $1.6 million from our insurance carrier related to our property damage claim. During 2014, we settled all outstanding claims related to Guangzhou Fire for an additional $31.4 million. The total claim settlement related to the Guangzhou Fire was approximately $33.0 million which included $6.5 million related to our property damage claim and $26.5 million related to our business interruption claim.

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

We are a supplier to more than 1,000 original equipment manufacturers (“OEMs”) and contract electronic manufacturers (“CEMs”) in numerous end markets. Our OEM customers include industry leaders such as:

•	Agilent Technologies, Inc.

•	Alcatel-Lucent SA

•	Autoliv, Inc.

•	BAE Systems, Inc.

•	Robert Bosch GmbH

•	Broadcom Corporation

•	Ciena Corporation

•	Cisco Systems, Inc.

•	Continental AG

•	Danahar Corporation

•	Deere & Company

•	Dell Inc.

•	Ericsson AB

•	General Electric Company

•	Gerber Scientifics, Inc.

•	Harris Communications
•	Infinera Corporation

•	Huawei Technologies Co. Ltd.

•	Intel Corporation

•	L-3 Communications Holdings, Inc.

•	Lear Corporation

•	NetApp, Inc.

•	Q-Logic Corporation

•	Qualcomm Incorporated

•	Raytheon Company

•	Rockwell Automation, Inc.

•	Rockwell Collins, Inc.

•	Teradyne, Inc.

•	Tesla Motors, Inc.

•	TRW Automotive Holdings Corp.

•	United Technologies Corporation

In addition, we have good working relationships with industry-leading CEMs and we supply PCBs and E-M Solutions products to them as well. These customers include:

•	Benchmark Electronics, Inc.

•	Celestica, Inc.

•	Flextronics International Ltd.
•	Foxconn Technology Group

•	Jabil Circuit, Inc.

•	Plexus Corp.

We have fifteen manufacturing facilities, including eight in the United States and seven located outside of the United States, which allows us to take advantage of low cost, high quality manufacturing environments, while serving a broad base of customers around the globe. Our PCB products are produced in our eight domestic facilities, three of our five facilities in China and our one facility in Canada. Our E-M Solutions products and services are provided from our other two facilities in China and our one facility in Mexico. In addition to our manufacturing facilities, to support our customers’ local needs, we maintain engineering and customer service centers in Hong Kong, China, the Netherlands, England, Canada, Mexico and the United States. The locations of our engineering and customer service centers correspond directly to the primary areas where we ship our products. For the year ended December 31, 2014, approximately 50.2%, 31.3% and 18.5% of our net sales were generated by shipments to destinations in North America, Asia and Europe, respectively.

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

Sales trends to our customers in the diverse industrial & instrumentation end market typically follow global economic trends. While we have experienced lower demand during 2014, we see opportunities in this end market as a result of growing demand for alternative energy, market share opportunities in the automated test equipment market and cross selling opportunities between our Printed Circuit Boards and Assembly segments.

The telecommunications end market remains dynamic as the customers we supply produce a mix of products which include both new cutting-edge applications as well as more mature products with varying levels of demand. We have benefitted from opportunities related to the 4G LTE build out in China, and we continue to try to position ourselves to take advantage of growth opportunities related to the introduction of next generation wireless technology standards.

In the computer and datacommunications end market, we have experienced softening demand in 2014, consistent with demand drops many of our customers are experiencing in their businesses. We continue to pursue new customers and programs for both our Printed Circuit Boards and Assembly segments, especially in the high-end server and storage sectors which are being driven, in part, by the “Cloud” infrastructure build-out.

In the military and aerospace end market, we experienced a recent improvement in sales as a result of customer qualification activity in 2014. However, overall demand and pricing trends continue to be negatively impacted by the U.S. government budget sequester, which we expect will have an impact on our sales going into 2015. With facilities in China that maintain aerospace quality management certifications, we see growth opportunities in this end market from the growing aerospace production in China.

Results of Operations

Year Ended December 31, 2014, Compared with Year Ended December 31, 2013

Net Sales. Net sales for the year ended December 31, 2014, were $1,204.1 million, representing a $33.1 million, or 2.8%, increase from net sales for the year ended December 31, 2013.

Net sales by end market for the years ended December 31, 2014 and 2013 were as follows:

End Market (dollars in millions)	2014	2013
Automotive	$393.0	$353.4
Industrial & Instrumentation	284.0	297.2
Telecommunications	209.6	201.6
Computer and Datacommunications	182.5	196.0
Military and Aerospace	135.0	122.8

Total Net Sales	$1,204.1	$1,171.0

Our net sales of products for end use in the automotive market increased by approximately $39.6 million, or 11.2%, during the year ended December 31, 2014, compared with 2013. The increase was primarily a result of increased sales volume of approximately 9.8% in our Printed Circuit Boards segment driven by i) the restoration of manufacturing capacity and continued customer requalification activities following the Guangzhou Fire, ii) additional capacity we added to our principal automotive manufacturing facility in China, iii) new automotive customers in our Assembly segment and iv) program wins with existing automotive customers in our Printed Circuit Boards segment.

Net sales of products ultimately used in the industrial & instrumentation market decreased by approximately $13.2 million, or 4.4%, during the year ended December 31, 2014, compared with 2013. The decrease in net sales was driven primarily by i) decreased demand of elevator controls and wind power related programs as certain customers are manufacturing in-house a portion of the components we supply, ii) the loss of sales from a medical equipment related program due to price competitiveness and iii) lost market share with a customer seeking to diversify their supply chain, partially offset by iv) new program sales for industrial manufacturing equipment to an existing customer in our Assembly segment.

Net sales of products ultimately used in the telecommunications market increased by approximately $8.0 million, or 4.0%, during the year ended December 31, 2014, as compared with 2013. The sales increase was primarily a result of increased demand from i) a customer whose products support the 4G LTE build-out in China and ii) a ramp up in demand for a new program we won in 2013, partially offset by iii) a decline in demand from certain programs which went end-of-life in 2013, iv) reduced demand from an Assembly segment customer due to changes in order patterns the customer experienced for its end product and v) an inventory correction by one of our largest customers in this end market.

Net sales of our products for use in the computer and datacommunications markets decreased by approximately $13.5 million, or 6.9%, during the year ended December 31, 2014, as compared with 2013. The decrease was primarily a result of reduced sales volume of approximately 8.9% in our Printed Circuit Boards segment driven by a decline in demand from certain programs which went end-of-life and an inventory correction by one of the largest customers in this end market, partially offset by new customer wins in our Printed Circuit Boards segment and new program wins with existing customers in our Assembly segment.

Net sales to customers in the military and aerospace market increased by approximately $12.2 million, or 9.9%, during the year ended December 31, 2014, compared with 2013. The increase is primarily due to ramping demand for certain customer programs and market share growth with existing customers, including one customer who ceased internal production of PCBs and outsourced their requirements to us.

Net sales by segment for the years ended December 31, 2014 and 2013 were as follows:

Segment (dollars in millions)	2014	2013
Printed Circuit Boards	$1,049.0	$1,008.1
Assembly	166.3	174.5
Eliminations	(11.2)	(11.6)

Total Net Sales	$1,204.1	$1,171.0

Printed Circuit Boards segment net sales, including intersegment sales, for the year ended December 31, 2014, increased by $40.9 million, or 4.1%. The increase was a result of increased sales in our automotive, telecommunications and military and aerospace end markets, partially offset by decreased sales in our computer and datacommunications and industrial & instrumentation end markets.

Assembly segment net sales decreased by $8.2 million, or 4.7%, for the year ended December 31, 2014, compared with 2013. The decrease was primarily the result of decreased sales in our industrial & instrumentation and telecommunications end markets, partially offset by increased net sales in our other end markets.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the consolidated statement of operations and comprehensive (loss) income for year ended December 31, 2014, was $968.6 million, or 80.4% of consolidated net sales. This represents a 0.7 percentage point improvement from the 81.1% of consolidated net sales for the year ended December 31, 2013. As described below, a number of net positive cost factors in our Printed Circuit Boards segment were partially offset by a number of net negative factors in our Assembly segment.

On September 5, 2012, we experienced a fire on the campus of our PCB manufacturing facility in Guangzhou, China. The fire disrupted operations at this facility in both 2012 and 2013, which negatively impacted the ratio of cost of goods sold to consolidated net sales during these periods. During 2014, we settled our business interruption insurance claim related to the Guangzhou Fire for $26.5 million (the “Fire Insurance Payment”), which was recorded as a gain in operating income during this period.

The costs of materials, labor and overhead in our Printed Circuit Boards segment can be impacted by trends in global commodities prices and currency exchange rates, as well as other cost trends which can impact minimum wage rates and energy costs in China. Economies of scale can help to offset any adverse trends in these costs. As compared with 2013, cost of goods sold as a percentage of net sales in our Printed Circuit Boards segment was positively impacted during 2014 by i) higher sales levels, and ii) certain costs associated with the Guangzhou Fire in 2013 which did not recur in 2014, partially offset by iii) increased incentive compensation expense, including approximately $1.5 million related to the Fire Insurance Payment, iv) higher labor costs due to minimum wage increases that were implemented in China during the second quarter of 2013, v) a temporary work stoppage by employees in our largest factory in China and vi) manufacturing inefficiencies as we responded to a quality issue with certain raw materials we received from a supplier.

Cost of goods sold in our Assembly segment relates primarily to component materials costs. As a result, trends in sales volume for the segment drive similar trends in cost of goods sold. As compared with 2013, cost of goods sold as a percentage of net sales in our Assembly segment was negatively impacted during 2014 by i) lower sales levels ii) higher labor costs due to minimum wage increases that were implemented in China during the second quarter of 2013, and iii) lower absorption of overhead costs at our Juarez, Mexico facility due to lower sales levels, partially offset by iv) a gain of $3.6 million as a result of proceeds from a favorable legal judgment to recover costs related to certain defective inventory.

As part of our ongoing efforts to align capacity, overhead costs and operating expense with market demand, during 2014 we continued to implement a staffing reduction plan we had previously announced at certain of our PCB manufacturing facilities in China and made targeted reductions in force at both PCB and E M Solutions facilities in North America.

Selling, General and Administrative Costs. Selling, general and administrative costs for the year ended December 31, 2014, increased by $11.4 million, or 11.3%, to $111.9 million as compared to the year ended December 31, 2013. The increase in selling, general and administrative costs is primarily due to i) $6.1 million of professional fees and other costs associated with the Merger and ii) increased incentive compensation expense, including approximately $2.0 million related to the Fire Insurance Payment, partially offset by iii) decreased non-cash stock compensation expense.

Depreciation. Depreciation expense for the year ended December 31, 2014, was $87.9 million, including $83.4 million related to our Printed Circuit Boards segment and $4.5 million related to our Assembly segment. Depreciation expense in both our Printed Circuit Boards and Assembly segments during 2014 was essentially unchanged compared to 2013.

Restructuring and Impairment. During the year ended December 31, 2014, we incurred approximately $7.4 million of restructuring and impairment charges, including approximately $6.9 million in our Assembly segment, $0.2 million in our Printed Circuit Boards segment and $0.3 million in “Other.” Charges incurred in the Assembly segment related to staff reductions and asset impairments at our Juarez, Mexico metal fabrication and assembly facility; charges incurred in our Printed Circuit Board segment related to the relocation of our Anaheim, California PCB manufacturing facility, partially offset by the reversal of accrued severance costs related to downsizing activities initiated in 2012 ; and charges incurred in “Other” related to an increase in estimated long-term obligations incurred in connection with plant closures that occurred early in the previous decade.

During the year ended December 31, 2013, we recognized net restructuring charges of $1.1 million, including $0.8 million in our Printed Circuit Boards segment, $0.2 million in our Assembly segment and $0.1 million in “Other.” Charges incurred in the Printed Circuit Boards segment were primarily related to $0.7 million for the relocation of our Anaheim, California facility; charges incurred in our Assembly segment related to staffing reductions during the fourth quarter of 2013; and charges incurred in “Other” related to an increase in estimated long-term obligations incurred in connection with plant closures that occurred early in the previous decade.

The primary components of restructuring and impairment expense for the years ended December 31, 2014 and 2013, are as follows:

Restructuring Activity (dollars in millions)	2014	2013
Asset impairment	$6.2	$—
Lease and other contractual commitment expenses	0.7	1.2
Personnel and severance	0.5	(0.1)

Total expense, net	$7.4	$1.1

Juarez Restructuring

During the third quarter of 2014, we rationalized the scope of operations and reduced the size of the workforce at our Juarez, Mexico metal fabrication and assembly facility by approximately 22%. As a result, we recorded restructuring charges of $0.6 million related to severance costs. In connection with the reduction of the workforce, we reviewed the facility’s property, plant and equipment for impairment and recorded a $6.2 million impairment charge.

Anaheim Move

During the second half of 2013, we relocated a PCB manufacturing facility we were leasing in Anaheim, California to a facility we had purchased and renovated in the same city (the “Anaheim Move”). During the years ended December 31, 2014 and 2013, we incurred lease and moving cost expense of approximately $0.5 million and $0.7 million, respectively, related to the Anaheim Move and we do not expect to incur any significant additional charges.

Operating Income. Operating income of $48.7 million for the year ended December 31, 2014, represents an increase of $23.5 million compared with operating income of $25.2 million during the year ended December 31, 2013. The primary sources of operating income (loss) for the years ended December 31, 2014 and 2013, are as follows:

Source (dollars in millions)	2014	2013
Printed Circuit Boards segment	$66.5	$25.3
Assembly segment	(11.4)	0.5
Other	(6.4)	(0.6)

Operating income	$48.7	$25.2

The increase in operating income in our Printed Circuit Boards segment was primarily the result of the net favorable impact of the Fire Insurance Payment, lower levels of cost of goods sold relative to sales, and reduced restructuring costs, partially offset by increased selling, general and administrative expense.

The decrease in operating income in our Assembly segment is primarily the result of restructuring and impairment charges at our Juarez, Mexico assembly facility and higher cost of goods sold as a percentage of net sales, partially offset by a $3.6 million gain as a result of a favorable legal judgment to recover costs related to certain defective inventory.

The $6.4 million operating loss in the “Other” segment for the year ended December 31, 2014 relates to $6.1 million of professional fees and other expenses related to the Merger and $0.3 million of restructuring charges related to an increase in estimated long-term obligations incurred in connection with manufacturing facilities which were closed in previous years. The $0.6 million operating loss in the “Other” segment for the year ended December 31, 2013, relates to acquisition and equity registration costs and restructuring charges related to an increase in estimated long-term obligations incurred in connection with manufacturing facilities which were closed in previous years.

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

We use Adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact our future operating cash flows as follows:

•	Stock Compensation - non-cash charges associated with recognizing the fair value of stock options, restricted stock awards and performance share units granted to employees and directors. We exclude these charges to more clearly reflect comparable year-over-year cash operating performance.

•	Restructuring and Impairment Charges - which consist primarily of facility closures and other headcount reductions. We exclude restructuring and impairment charges to more clearly reflect our ongoing operating performance.

•	Costs Relating to Acquisitions and Equity Registrations – professional fees and other non-recurring costs and expenses associated with mergers and acquisition activity as well as costs associated with capital transactions, such as equity registrations. We exclude these costs and expenses because they are not representative of our customary operating expenses.

Reconciliations of operating income to Adjusted EBITDA for the years ended December 31, 2014 and 2013, were as follows:

Source (dollars in millions)	2014	2013
Operating income	$48.7	$25.2
Add-back:
Depreciation and amortization	94.1	94.8
Non-cash stock compensation expense	7.8	9.4
Restructuring and impairment charges	7.4	1.1
Costs relating to acquisitions and equity registrations	6.1	0.6

Adjusted EBITDA	$164.1	$131.1

Adjusted EBITDA increased by $33.0 million, or 25.2%, primarily as a result of i) higher sales levels, ii) lower cost of goods sold relative to net sales, iii) the $23.0 million net favorable impact of the Fire Insurance Payment and iv) a $3.6 million gain as a result of a favorable legal judgment to recover costs related to certain defective inventory. Adjusted EBITDA for the year ended December 31, 2013 has not been adjusted to exclude costs related to manufacturing inefficiencies stemming from the Guangzhou Fire.

Interest Expense, net. Interest expense, net of interest income, was $47.3 million for the year ended December 31, 2014, compared with $44.8 million for the year ended December 31, 2013. The increase in interest expense is primarily attributable to i) interest incurred on the New Notes since they were issued on April 15, 2014, and ii) interest incurred on higher average outstanding credit facility borrowings during 2014, partially offset by iii) reduced interest expense on mortgage loans as a result of lower average outstanding principle balances during 2014 as compared with 2013.

Other Income and Expense. Other income, net for the year ended December 31, 2014 was $3.4 million and consisted primarily of foreign currency translation gains and the gain on the sale of a non-operating asset. For the year ended December 31, 2013, other income, net was $6.0 million and consisted primarily of the reversal of a $9.0 million liability as a result of the lapse of a contingency, partially offset by net foreign currency translation losses.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. For the year ended December 31, 2014, our tax provision includes net expense of $12.9 million related to pre-tax earnings, and an expense of $4.1 million related to other tax matters, including a reversal of $0.6 million of uncertain tax positions due to lapsing of the applicable statute of limitations. For the year ended December 31, 2013, our tax provision includes net expense of $9.0 million related to pre-tax earnings, and an expense of $2.1 million related to other tax matters, including a reversal of $0.6 million of uncertain tax positions due to lapsing of the applicable statute of limitations.

As of December 31, 2014, we had established a full valuation allowance in both the U.S. and Canada for the deferred tax asset for net operating loss carryforwards. During the year ended December 31, 2014, we decreased the valuation allowance by $1.3 million, and during the year ended December 31, 2013, we increased the valuation allowance by $1.1 million. We continually evaluate our ability to realize our deferred tax assets and may, in the future, reverse the valuation allowance if sufficient supporting evidence exists.

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

Our net sales of products for end use in the automotive market decreased by approximately $23.3 million, or 6.2%, during the year ended December 31, 2013, compared with 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for end use in this market decreased by approximately $25.2 million, or 6.7%, for the year ended December 31, 2013, as compared to 2012. The decrease was primarily a result of i) reduced sales volume of approximately 8.1% in our Printed Circuit Boards segment driven by manufacturing capacity constraints due to the Guangzhou Fire and closure of our Huizhou, China facility in late 2012 and ii) price reductions on certain programs implemented at the beginning of 2013, partially offset by iii) sales growth to customers in our Assembly segment and iv) favorable product mix. Despite lowering selling prices in light of reductions in some material costs, we experienced reduced market share on some programs due to price competitiveness.

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

Net sales to customers in the military and aerospace market increased by approximately $30.3 million, or 32.8%, during the year ended December 31, 2013, compared with 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, net sales of products for use in this end market decreased by approximately $3.0 million, or 2.3%, for the year ended December 31, 2013, as compared with 2012. While we have increased our market share with certain customers during the year, the decline in sales reflects weakened demand from our customers as a result of uncertainty caused by the U.S. government’s budget processes.

Net sales by segment on a historical basis for the years ended December 31, 2013 and 2012, and on a pro forma basis for the year ended December 31, 2012, were as follows:

	Historical		Pro Forma
Segment (dollars in millions)	2013	2012	2012
Printed Circuit Boards	$1,008.1	$967.2	$1,080.2
Assembly	174.5	200.1	200.1
Eliminations	(11.6)	(7.4)	(7.4)

Total Net Sales	$1,171.0	$1,159.9	$1,272.9

Printed Circuit Boards segment net sales, including intersegment sales, for the year ended December 31, 2013, increased by $40.9 million, or 4.2%, compared with 2012. Assuming the DDi Acquisition had occurred on January 1, 2012, on a pro forma basis, Printed Circuit Boards net sales, including intersegment sales, for the year ended December 31, 2013, decreased by $72.1 million, or 6.7%, compared with 2012. This decrease is a result of decreases in net sales in all end markets except the telecommunications end market.

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

Selling, General and Administrative Costs. Selling, general and administrative costs for the year ended December 31, 2013, decreased by $9.0 million, or 8.2%, to $100.5 million as compared to the year ended December 31, 2012. The decrease was primarily due to i) a $9.2 million decrease in merger and acquisition related costs, ii) a $3.1 million decrease in cash-based incentive compensation expense and iii) a $1.2 million decrease in non-cash stock compensation expense, partially offset by a full-year of costs associated with manufacturing, sales and administrative sites acquired in the DDi Acquisition as compared to seven months of these costs during 2012. Excluding merger and acquisition related costs, selling, general and administrative costs for the year ended December 31, 2013, decreased by 0.1% to 8.5% as a percentage of sales, as compared with 2012.

Depreciation. Depreciation expense for the year ended December 31, 2013, was $88.1 million, including $83.6 million related to our Printed Circuit Boards segment and $4.5 million related to our Assembly segment. Depreciation expense in our Printed Circuit Boards segment increased by approximately $8.1 million, or 10.7%, compared to the same period last year primarily as a result of increased investments in new equipment during the past twelve months and the effect of a full-year of depreciation on fixed assets acquired through the DDi Acquisition as compared with only seven months during 2012. Depreciation expense in our Assembly segment during 2013 was essentially unchanged compared to 2012.

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

The $0.6 million operating loss in the “Other” segment for the year ended December 31, 2013, relates to acquisition and equity registration costs and restructuring charges related to an increase in estimated long-term obligations incurred in connection with manufacturing facilities which were closed in previous years. The $9.7 million operating loss in the “Other” segment for the year ended December 31, 2012, relates primarily to professional fees associated with the DDi Acquisition.

Adjusted EBITDA. Reconciliations of operating income to Adjusted EBITDA for the years ended December 31, 2013 and 2012, were as follows:

Source (dollars in millions)	2013	2012
Operating income	$25.2	$19.3
Add-back:
Depreciation and amortization	94.8	84.6
Non-cash stock compensation expense	9.4	10.6
Restructuring and impairment charges	1.1	19.9
Costs relating to acquisitions and equity registrations	0.6	13.6

Adjusted EBITDA	$131.1	$148.0

Adjusted EBITDA decreased by $16.9 million, or 11.4%, primarily due to higher cost of goods sold relative to sales in 2013, as compared to 2012. Adjusted EBITDA for the years ended December 31, 2013 and 2012, has not been adjusted to exclude net costs related to manufacturing inefficiencies stemming from the 2012 fire at our Guangzhou, China facility.

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

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities was $38.4 million, $89.9 million and $78.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The reduction in net cash provided by operating activities in 2014 as compared with 2013, is primarily due to changes in working capital and higher income tax payments, partially offset by a lower net loss. The changes in working capital items reflect i) a reduction in our days payables outstanding from approximately 75 days at December 31, 2013, to approximately 64 days at December 31, 2014, ii) increased accounts receivable resulting from higher sales levels and iii) increased inventory levels to support customer demand. Net cash provided by operating activities increased in 2013 as compared with 2012, as a result of a lower net loss in 2013, partially offset by an increase in receivables, inventories and payables during 2013 as we recovered from the impact of the Guangzhou Fire and replaced the capacity we lost with the closure of our Huizhou Facility at the end of 2012.

Net cash used in investing activities was $59.1 million, $106.6 million and $371.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Cash used by investing activities during 2014 related to capital expenditures of $64.7 million, partially offset by $3.6 million of proceeds from the disposal of property, plant and equipment and $2.0 million of insurance proceeds for property, plant and equipment damaged in the Guangzhou Fire. Cash used by investing activities during 2013 related entirely to capital expenditures net of proceeds from the disposal of fixed assets.

Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions and product quality standards. The spending needed to meet our customers’ requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. While we are prepared to make appropriate investments in facilities to meet growing demand, given the ongoing uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions.

Net cash used in investing activities by our Printed Circuit Boards segment include capital expenditures of $60.5 million, $100.9 million and $102.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decline in capital expenditures during 2014 as compared with 2013 reflects increased levels of spending in 2013 to increase manufacturing capacity and replace equipment destroyed in the Guangzhou Fire. Capital expenditures in our Printed Circuit Boards segment in 2013 were relatively flat as compared with 2012, and reflect continued spending to increase manufacturing capacity and replace equipment destroyed in the Guangzhou Fire.

Capital expenditures related to our Assembly segment for the years ended December 31, 2014, 2013 and 2012 were $3.9 million, $6.6 million and $6.0 million, respectively. Capital expenditures in our Assembly segment declined in 2014 as compared with 2013 as we adjusted the level of capital spending to reflect lower sales levels. The increase in capital expenditures in our Assembly segment in 2013, as compared with 2012, primarily relates to investments at our E-M Solutions facilities to support sales growth.

Net cash provided by financing activities was $38.0 million for the year ended December 31, 2014, which related to i) the $50.1 million net proceeds from the issuance of the New Notes, ii) $0.1 million of proceeds from the exercise of stock options, partially offset by iii) $10.0 million of net repayments of credit facilities in China, iv) $1.2 million of scheduled principal payments of our North America mortgage loans, v) $0.4 million of optional mortgage loan prepayments and vi) $0.6 million of payments related to net share settlement of stock awards.

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

Financing Arrangements

As of December 31, 2014, our financing arrangements included the following:

Senior Secured Notes due 2019

On April 15, 2014, our subsidiary, Viasystems, Inc., completed an offering of $50.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “New Notes”). The New Notes were issued at a premium of 7.000%, or $3.5 million, which is being amortized as a reduction of interest expense over the term of the New Notes. We incurred $3.4 million of financing fees related to the New Notes that have been capitalized and are being amortized over the term of the New Notes. The net proceeds of the New Notes are being used for general corporate purposes and to pay fees and expenses related to the offering of the New Notes.

Previously, we had issued $550.0 million aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “Existing Notes” and, together with the New Notes, the “2019 Notes”) pursuant to an indenture dated as of April 30, 2012. The New Notes constitute an additional issuance of, and are fungible with, the Existing Notes and form a single class of debt securities with the Existing Notes for all purposes and have the same terms as the Existing Notes, except for the issue price and issue date. We incurred $16.2 million of deferred financing fees related to the Existing Notes that were capitalized and are being amortized over the life of the notes. Interest on the 2019 Notes is due semiannually on May 1 and November 1 of each year. At any time prior to May 1, 2015, we may use the cash proceeds from one or more equity offerings to redeem up to $192.5 million of the aggregate principal amount of the notes at a redemption price of 107.875% plus accrued and unpaid interest. In addition, at any time prior to May 1, 2015, but not more than once in any twelve-month period, we may redeem up to $55.0 million of the aggregate principal amount of the notes at a redemption price of 103% plus accrued and unpaid interest. Furthermore, at any time prior to May 1, 2015, we may redeem all or part of the notes, at a redemption price of 100% plus a “make-whole” premium equal to the greater of a) 1% of the principal amount or b) the excess of i) the present value at the redemption rate of 105.906% of the principal amount redeemed calculated using a discount rate equal to the treasury rate (as defined) plus 50 basis points, over ii) the principal amount of the notes. On or after May 1, 2015, we may redeem all or a portion of the notes during the twelve month periods ended April 30, 2016, 2017 and 2018 at redemption prices of 105.906%, 103.938% and 101.969%, respectively, plus accrued and unpaid interest. After May 1, 2018, we may redeem the 2019 Notes at the redemption price of 100% plus accrued and unpaid interest. In the event of a Change in Control (as defined), we are required to make an offer to purchase the 2019 Notes at a redemption price of 101%, plus accrued and unpaid interest.

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

Senior Secured 2010 Credit Facility

Effective as of December 31, 2013, we amended our senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility) with Wells Fargo Capital Finance, LLC primarily for the purpose of extending the maturity date, increasing the maximum potential credit limit, and reducing the applicable margins for loans under the agreement. The Senior Secured 2010 Credit Facility, as amended, provides a secured revolving credit facility in an aggregate principal amount of up to $75.0 million which, upon mutual agreement, may be increased to a maximum of $100.0 million. The facility matures on December 29, 2018. The annual interest rates applicable to loans under the Senior Secured 2010 Credit Facility are, at our option, either the Prime Rate or Eurodollar Rate (each as defined in the Senior Secured 2010 Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to our Monthly Average Excess Availability (as defined in the Senior Secured 2010 Credit Facility) and ranges from 0.25% to 0.75% for Prime Rate loans and 1.75% to 2.25% for Eurodollar Rate loans. In addition, Viasystems is required to pay an unused line fee and other fees as defined in the Senior Secured 2010 Credit Facility.

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

We incurred $2.5 million of deferred financing fees, including the 2013 amendment, related to the Senior Secured 2010 Credit Facility which have been capitalized and are being amortized over the life of the facility. As of December 31, 2014, the Senior Secured 2010 Credit Facility supported letters of credit totaling $1.9 million, and approximately $66.4 million was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

Our unsecured revolving credit facility between our Kalex Multi-layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary and China Construction Bank, Zhongshan Branch (the “Zhongshan 2010 Credit Facility”), provides for borrowing denominated in Renminbi (“RMB”) and foreign currency including the U.S. dollar. Borrowings are guaranteed by KMLCB’s sole Hong Kong parent company, Kalex Circuit Board (China) Limited. This revolving credit facility is renewable annually upon mutual agreement. Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or ii) the interest rate quoted by the Peoples Bank of China for Chinese RMB denominated loans. The Zhongshan 2010 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility. As of December 31, 2014, the Zhongshan 2010 Credit Facility was undrawn, and approximately $40.9 million of the revolving credit facility was unused and available.

Senior Subordinated Convertible Notes due 2013

On May 15, 2013, we redeemed all $0.9 million principal amount of our outstanding senior subordinated convertible notes due 2013 upon their scheduled maturity.

North America Mortgage Loans

Toronto Mortgages

Our mortgage loans with Business Development Bank of Canada (“BDC”) consists of two loan agreements, one denominated in U.S. dollars and the second denominated in Canadian dollars, which are secured by the land, building and certain equipment at our manufacturing facility in Toronto, Canada. The loan agreements contain a covenant requiring us to maintain an available funds coverage ratio of 1.5 to 1.0. As of December 31, 2014, the balance of the U.S. dollar loan was $0.4 million. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.4% (3.25% as of December 31, 2014) and will mature in October 2015. As of December 31, 2014, the U.S. dollar equivalent balance of the Canadian dollar loan was $3.1 million. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.75% (4.25% as of December 31, 2014) and will mature in September 2028.

Anaheim Mortgage

Our mortgage loan with Wells Fargo Bank is secured by the land and building at our PCB manufacturing facility in Anaheim, California. The loan agreement contains a covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.25 to 1.0. As of December 31, 2014, the balance of the loan was $4.9 million. The loan bears interest at a fixed rate of 4.326%, and will mature in March 2019, when a balloon principal payment of $3.4 million will be due.

Cleveland Mortgage

Our mortgage loan with Zions Bank is secured by the land and building of our PCB manufacturing facility in the Cuyahoga Falls suburb of Cleveland, Ohio. As of December 31, 2014, the balance of the loan was $1.3 million. The loan bears interest at a variable rate equal to the Federal Home Loan Bank of Seattle prime rate plus 2% (3.25% as of December 31, 2014), and will mature in November 2032.

Denver Mortgage

Our mortgage loan with GE Real Estate is secured by the land and building at our manufacturing facility in Littleton, Colorado. As of December 31, 2014, the balance of the loan was $0.7 million. The loan bears interest at a fixed rate of 7.55%, and will mature in July 2032.

North Jackson Mortgage

During 2014, we completed the repayment of the mortgage loan on our North Jackson, Ohio PCB facility.

Liquidity

We had cash and cash equivalents at December 31, 2014 and 2013, of $72.0 million and $54.7 million, respectively, of which $42.9 million and $34.5 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. We permanently reinvest the earnings of our foreign subsidiaries outside the United States, and our current plans do not demonstrate a need to repatriate them to fund our United States operations. If these funds were to be needed for our operations in the United States, we would be required to record and pay significant taxes to repatriate these funds (see Note 13 in the accompanying notes to the consolidated financial statements). At December 31, 2014, we had no outstanding borrowings and letters of credit of $1.9 million under various credit facilities; and approximately $107.2 million of the credit facilities were unused and available. The agreements underlying our credit facilities include restrictive and financial covenants and, as of December 31, 2014, we were in compliance with these covenants.

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

Our principal liquidity requirements over the next twelve months will be for i) $23.6 million semi-annual interest payments required in connection with the 2019 Notes, payable in May and November each year, ii) capital expenditure needs of our continuing operations, iii) working capital needs, iv) debt service requirements in connection with our credit facilities and other debt and v) costs associated with the Merger.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined under Securities and Exchange Commission rules.

Backlog

We estimate that our backlog of unfilled orders as of December 31, 2014, was approximately $231.7 million, which includes $188.4 million and $43.3 million from our Printed Circuit Boards and Assembly segments, respectively. This compares with our backlog of unfilled orders of $215.0 million at December 31, 2013, which included $165.5 million and $49.5 million from our Printed Circuit Boards and Assembly Segments, respectively. Because unfilled orders may be cancelled prior to delivery, the backlog outstanding at any point in time is not necessarily indicative of the level of business to be expected in the ensuing period.

Related Party Transactions

Noncontrolling Interest Holder

We purchase consulting and other services from the Noncontrolling Interest Holder which owns 5% of the subsidiary that operates our PCB manufacturing facility in Huiyang, China. During each of the years ended December 31, 2014, 2013 and 2012, we paid the Noncontrolling Interest Holder $0.1 million related to these services. Prior to the 2012 closure of the Huizhou Facility, we made rental payments and purchased consulting and other services from the Noncontrolling Interest Holder related to the Huizhou Facility. During each of the years ended December 31, 2012 and 2011, we paid the Noncontrolling Interest Holder $0.7 million related to these rental payments and service fees.

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

Long-Lived Assets, Excluding Goodwill

We review the carrying amounts of property, plant and equipment, definite-lived intangible assets and other long-lived assets for potential impairment if an event occurs or circumstances change that indicates the carrying amount may not be recoverable. In evaluating the recoverability of a long-lived asset, we compare the carrying values of the assets with corresponding estimated undiscounted future operating cash flows. In the event the carrying values of long-lived assets are not recoverable by future undiscounted operating cash flows, impairments may exist. In the event of impairment, an impairment charge would be measured as the amount by which the carrying value of the relevant long-lived assets exceeds their fair value. During 2014 we recognized an impairment loss to fixed assets of $6.1 million as a result of restructuring activities at our Juarez, Mexico metal fabrication and assembly facility. No impairments were recorded in 2013. During 2012 we recognized an impairment loss to fixed assets of $0.7 million as a result of the closure of our Huizhou, China PCB manufacturing facility.

Goodwill

At December 31, 2014, our goodwill balance relates entirely to our Printed Circuit Boards segment. We conduct an assessment of the carrying value of goodwill annually, as of the first day of our fourth fiscal quarter, or more frequently if circumstance arise which would indicate the fair value of a reporting unit is below its carrying amount. During 2014, we performed a qualitative assessment to screen for potential impairment of goodwill. A qualitative assessment requires us to consider a number of relevant factors and conclude whether it is more likely than not that the fair value of a reporting unit is more than its carrying amount. In performing our qualitative assessment to screen for potential impairment of goodwill, we considered a number of factors, including i) macroeconomic conditions, ii) factors impacting our industry and the end markets we serve, iii) factors impacting our costs to manufacture products and operate our business, iv) the financial performance of reporting units compared with projections and prior periods, v) reporting unit specific events which could impact future operating results, vi) the market value of our debt and equity securities, and vii) other relevant events and circumstances identified at the time of the assessment. No adjustments were recorded to the balance of goodwill as a result of this assessment.

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

Recently Adopted Accounting Pronouncements

As of January 1, 2014, we adopted a new accounting standard which provides guidance for the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward exists. The new standard provides that a liability related to an unrecognized tax benefit be presented as a reduction of a deferred tax asset for a net operating loss carryforward if the settlement of such liability is required or expected in the event the uncertain tax position is disallowed. This standard did not have a material impact on Viasystems’ consolidated financial statements upon adoption.

Recently Issued Accounting Pronouncements

Revenue Recognition. In June 2014, the Financial Accounting Standards Board (the “FASB”) issued a new accounting standard that changes the criteria companies must use for the recognition of revenue and will affect our measurement, recognition and disclosures concerning revenue once the new standard is adopted. We will adopt the new standard as of January 1, 2017. As of the date of this Report, we are still evaluating the potential impact this standard will have on our consolidated financial statements upon adoption.

Going Concern. In August 2014, the FASB issued disclosure guidance that requires management to evaluate, at each annual and interim reporting period, whether substantial doubt exists about an entity’s ability to continue as a going concern and, if applicable, to provide related disclosures. As outlined by that guidance, substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued). The new guidance will be effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter, with early adoption permitted.

Discontinued Operations. In April 2014, the FASB issued accounting guidance that raised the threshold for disposals to qualify as discontinued operations to disposals which represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Such a strategic shift may include the disposal of (1) a major geographical area of operations, (2) a major line of business, (3) a major equity method investment or (4) other major parts of an entity. Provided that the major strategic shift criterion is met, the new guidance does allow entities to have significant continuing involvement and continuing cash flows with the discontinued operation, unlike current U.S. GAAP. The new standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The new guidance will apply prospectively to disposals that occur in interim and annual periods beginning on or after December 31, 2014.

Contractual Obligations

The following table provides a summary of future payments due under contractual obligations and commitments as of December 31, 2014:

	Payments due by period
Contractual Obligations (dollars in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
2019 Notes	$—	$—	$600.0	$—	$600.0
Interest on 2019 Notes	47.3	94.5	63.0	—	204.8
North America Mortgage Loans, including interest	1.3	2.2	5.2	4.0	12.7
Capital lease payments	0.1	0.3	0.3	0.1	0.8
Operating leases	7.4	10.2	4.5	10.2	32.3
Restructuring payments	0.3	0.2	0.2	2.0	2.7
Management fees	0.4	0.7	0.7	11.0	12.8
Deferred compensation	1.9	0.1	0.2	8.2	10.4
Purchase orders	60.8	—	—	—	60.8

Total (a)	$119.5	$108.2	$674.1	$35.5	$937.3

(a)	The liability for unrecognized tax benefits of $32.1 million included in other non-current liabilities at December 31, 2014, has been excluded from the above table as we cannot make a reasonably reliable estimate of the timing of future payments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2014, we had $4.8 million of outstanding borrowings with variable interest rates, and we may have additional variable rate debt in the future. Accordingly, our earnings and cash flows could be affected by changes in interest rates in the future. Based on the December 31, 2014 reference rates, we do not believe a 10% movement in the reference rates would have a material effect on our financial condition, operating results or cash flows.

Foreign Currency Exchange Rate Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At December 31, 2014, we have foreign currency hedge instruments outstanding that hedge a notional amount of approximately 1.8 billion Chinese RMB at an average exchange rate of 6.28 RMB per one U.S. dollar with a weighted average remaining maturity of 6.1 months.

Based on December 31, 2014 exchange rates and our RMB denominated operating expenses for the year ended December 31, 2014, an increase or decrease in the RMB exchange rate of 10% (ignoring the effects of hedging) would result in an increase or decrease in our annual operating expenses of approximately $57.7 million.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Viasystems Group, Inc.

We have audited the accompanying consolidated balance sheets of Viasystems Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viasystems Group, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Viasystems Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 12, 2015

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$71,964	$54,738
Accounts receivable, net	215,784	196,126
Inventories	138,195	122,182
Deferred taxes	10,010	9,361
Prepaid expenses and other	28,684	28,770

Total current assets	464,637	411,177
Property, plant and equipment, net	415,607	446,488
Goodwill	151,283	151,283
Intangible assets, net	90,158	96,183
Deferred financing costs, net	13,115	12,593
Other assets	705	693

Total assets	$1,135,505	$1,118,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,093	$11,387
Accounts payable	175,346	203,122
Accrued and other liabilities	93,861	85,009
Income taxes payable	5,896	3,211

Total current liabilities	276,196	302,729
Long-term debt, less current maturities	612,915	561,508
Other non-current liabilities	43,730	41,592

Total liabilities	932,841	905,829

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 20,921,111 and 20,759,014 shares issued and outstanding	209	208
Paid-in capital	2,401,505	2,394,268
Accumulated deficit	(2,209,279)	(2,193,289)
Accumulated other comprehensive income	6,475	8,461

Total Viasystems stockholders’ equity	198,910	209,648
Noncontrolling interest	3,754	2,940

Total stockholders’ equity	202,664	212,588

Total liabilities and stockholders’ equity	$1,135,505	$1,118,417

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net sales	$1,204,102	$1,171,046	$1,159,906
Operating expenses (income):
Cost of goods sold, exclusive of items shown separately below	968,586	949,496	927,154
Guangzhou Fire business interruption insurance proceeds	(26,459)	—	—
Selling, general and administrative	111,893	100,505	109,460
Depreciation	87,904	88,060	80,019
Amortization	6,167	6,715	4,547
Restructuring and impairment	7,351	1,073	19,457

Operating income	48,660	25,197	19,269
Other expense (income):
Interest expense, net	47,334	44,797	42,156
Amortization of deferred financing costs	2,901	2,898	2,723
Loss on early extinguishment of debt	—	—	24,234
Other, net	(3,435)	(5,983)	(419)

Income (loss) before income taxes	1,860	(16,515)	(49,425)
Income taxes	17,036	11,095	12,793

Net loss	$(15,176)	$(27,610)	$(62,218)

Less:
Net income attributable to noncontrolling interest	$814	$610	$89

Net loss attributable to common stockholders	$(15,990)	$(28,220)	$(62,307)

Basic loss per share	$(0.79)	$(1.40)	$(3.12)

Diluted loss per share	$(0.79)	$(1.40)	$(3.12)

Basic weighted average shares outstanding	20,280,284	20,089,507	19,991,190

Diluted weighted average shares outstanding	20,280,284	20,089,507	19,991,190

Comprehensive (loss) income:
Net loss	$(15,176)	$(27,610)	$(62,218)
Change in fair value of derivatives, net of tax	(1,986)	(407)	813

Comprehensive loss	(17,162)	(28,017)	(61,405)
Less:
Comprehensive income attributable to noncontrolling interests	814	610	89

Comprehensive loss attributable to common stockholders	$(17,976)	$(28,627)	$(61,494)

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock Shares	Common Stock at Par	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total
Balance at December 31, 2011	20,390,009	$204	$2,383,910	$(2,102,762)	$8,055	$3,665	$293,072
Net (loss) income	—	—	—	(62,307)	—	89	(62,218)
Change in fair value of derivatives, net of taxes of $0	—	—	—	—	813	—	813
Issuance of restricted stock awards	240,825	2	(2)	—	—	—	—
Forfeiture of restricted stock awards	(6,579)	—	—	—	—	—	—
Distribution to noncontrolling interest holder	—	—	—	—	—	(267)	(267)
Purchase of remaining interest in Huizhou subsidiary	—	—	(8,949)	—	—	(1,157)	(10,106)
Stock compensation expense	—	—	10,563	—	—	—	10,563

Balance at December 31, 2012	20,624,255	206	2,385,522	(2,165,069)	8,868	2,330	231,857

Net (loss) income	—	—	—	(28,220)	—	610	(27,610)
Change in fair value of derivatives, net of taxes of $256	—	—	—	—	(407)	—	(407)
Issuance of restricted stock awards	203,089	2	(2)	—	—	—	—
Forfeiture of restricted stock awards	(11,509)	—	—	—	—	—	—
Shares withheld for payment of taxes upon vesting of restricted stock awards	(56,821)	—	(666)	—	—	—	(666)
Stock compensation expense	—	—	9,414	—	—	—	9,414

Balance at December 31, 2013	20,759,014	208	2,394,268	(2,193,289)	8,461	2,940	212,588

Net (loss) income	—	—	—	(15,990)	—	814	(15,176)
Change in fair value of derivatives, net of taxes of $0	—	—	—	—	(1,986)	—	(1,986)
Exercise of stock options	4,999	—	76	—	—	—	76
Issuance of restricted stock awards	213,900	1	(1)	—	—	—	—
Forfeiture of restricted stock awards	(11,366)	—	—	—	—	—	—
Shares withheld for payment of taxes upon vesting of restricted stock awards	(45,436)	—	(590)	—	—	—	(590)
Stock compensation expense	—	—	7,752	—	—	—	7,752

Balance at December 31, 2014	20,921,111	$209	$2,401,505	$(2,209,279)	$6,475	$3,754	$202,664

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(15,176)	$(27,610)	$(62,218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	94,071	94,775	84,566
Non-cash stock compensation expense	7,752	9,414	10,563
Impairment of property, plant and equipment	6,152	—	747
Amortization of deferred financing costs	2,901	2,898	2,723
(Gain) loss on disposition of assets, net	(2,269)	(161)	551
Deferred income taxes	(1,841)	(652)	306
Amortization of original issue (premium) discount on long term debt	(492)	—	665
Non-cash impact of exchange rates	(380)	(95)	155
Loss on early extinguishment of debt	—	—	24,234
Change in restricted cash	—	—	6,830
Change in assets and liabilities:
Accounts receivable	(19,658)	(12,978)	51,090
Inventories	(16,013)	(11,153)	29,868
Prepaid expenses and other	(3,013)	2,204	4,633
Accounts payable	(27,776)	41,232	(58,444)
Accrued and other liabilities	11,435	(8,879)	(15,207)
Income taxes payable	2,685	876	(2,973)

Net cash provided by operating activities	38,378	89,871	78,089

Cash flows from investing activities:
Capital expenditures	(64,742)	(108,521)	(108,721)
Proceeds from disposals of property, plant and equipment	3,628	1,956	1,272
Property insurance proceeds from the Guangzhou Fire	1,988	—	—
Acquisition of DDi, net of cash acquired	—	—	(253,464)
Acquisition of remaining interest in Huizhou, China facility	—	—	(10,106)

Net cash used in investing activities	(59,126)	(106,565)	(371,019)

Cash flows from financing activities:
Proceeds from issuance of 2019 notes	53,500	—	—
Financing and other fees	(3,404)	(187)	(16,186)
Proceeds from borrowings under credit facilities	20,000	10,000	10,000
Repayments of borrowings under mortgages, capital leases and credit facilities	(31,608)	(11,636)	(10,787)
Proceeds from exercise of stock options	76	—	—
Withholding taxes related to stock awards net share settlements	(590)	(666)	—
Repayment of Senior Subordinated Convertible Notes due 2013	—	(895)	—
Proceeds from issuance of 7.875% Senior Secured Notes due 2019	—	—	550,000
Repayment of 12.0% Senior Secured Notes	—	—	(236,295)
Distributions to noncontrolling interest holder	—	—	(267)

Net cash provided by (used in) financing activities	37,974	(3,384)	296,465

Net change in cash and cash equivalents	17,226	(20,078)	3,535
Cash and cash equivalents, beginning of year	54,738	74,816	71,281

Cash and cash equivalents, end of year	$71,964	$54,738	$74,816

Supplemental cash flow information:
Interest paid	$48,854	$44,598	$46,294

Income taxes paid, net	$12,278	$9,051	$14,827

See accompanying notes to consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.	Summary of Significant Accounting Policies

Viasystems Group, Inc., a Delaware corporation (“Group”), was formed on August 28, 1996. Group is a holding company and its only significant asset is stock of its wholly owned subsidiary, Viasystems, Inc. On April 10, 1997, Group contributed to Viasystems, Inc. all of the capital of its then existing subsidiaries. Prior to the contribution of capital by Group, Viasystems, Inc. had no operations of its own. Group relies on distributions from Viasystems, Inc. for cash. Moreover, the Senior Secured 2010 Credit Facility (see Note 10) and the indentures governing Viasystems, Inc.’s 2019 Notes each contain restrictions on Viasystems, Inc.’s ability to pay dividends to Group. Group, together with Viasystems, Inc. and its subsidiaries, is herein referred to as “the Company.”

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

Amounts accrued for warranty reserves are included in accrued and other liabilities (see Note 9). The following table summarizes changes in the reserve for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Balance, beginning of year	$8,539	$9,211
Provision	7,548	8,501
Claims and adjustments	(7,511)	(9,173)

Balance, end of year	$8,576	$8,539

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

Derivative Financial Instruments

From time to time, the Company enters into cash flow hedges in the form of foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. However, there can be no assurance that these activities will eliminate or reduce foreign currency risk. To reduce the potential for credit risk associated with cash flow hedges, the Company monitors the credit ratings of the counter parties to its hedging transactions. The foreign exchange forward contracts and cross-currency swaps are designated as cash flow hedges and are accounted for at fair value. The effective portion of the change in each cash flow hedge’s gain or loss is reported as a component of other comprehensive (loss) income, net of taxes. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in earnings at each measurement date. Gains and losses on derivative contracts are reclassified from accumulated other comprehensive (loss) income to current period earnings in the line item in which the hedged item is recorded in the same period the hedged foreign currency cash flow affects earnings (see Note 14).

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

Shipping Costs

Costs incurred by the Company to ship finished goods to its customers are included in cost of goods sold on the consolidated statements of operations and comprehensive (loss) income.

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

The components used in the computation of our basic and diluted (loss) earnings per share attributable to common stockholders were as follows:

	Year Ended December 31,
	2014	2013	2012
Net loss attributable to common stockholders	$(15,990)	$(28,220)	$(62,307)

Basic weighted average shares outstanding	20,280,284	20,089,507	19,991,190
Dilutive effect of stock options	—	—	—
Dilutive effect of restrictive stock awards	—	—	—
Dilutive effect of performance share units	—	—	—

Dilutive weighted average shares outstanding	20,280,284	20,089,507	19,991,190

Basic loss per share	$(0.79)	$(1.40)	$(3.12)

Diluted loss per share	$(0.79)	$(1.40)	$(3.12)

For the year ended December 31, 2014, the calculation of diluted weighted average shares outstanding excludes i) the effect of options to purchase 1,770,720 shares of common stock, ii) unvested restricted stock awards of 623,302 because their inclusion would be antidilutive, and iii) the effect of performance share units representing a maximum of 1,384,555 shares of common stock because the related performance measures were not attainable during the period. For the year ended December 31, 2013, the calculation of diluted weighted average shares outstanding excludes i) the effect of options to purchase 1,869,124 shares of common stock, ii) unvested restricted stock awards of 576,042 because their inclusion would be antidilutive, and iii) the effect of performance share units representing a maximum of 971,518 shares of common stock because the related performance measures were not attainable during the period. For the year ended December 31, 2012, the calculation of diluted weighted average shares outstanding excludes i) the effect of options to purchase 2,029,010 shares of common stock, ii) unvested restricted stock awards of 629,435, iii) long-term debt convertible into 6,593 shares of common stock because their inclusion would be antidilutive and iv) the effect of performance share units representing a maximum of 278,686 shares of common stock because the related performance measures were not attainable during the period.

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

Research and Development

Research, development and engineering expenditures for the creation and application of new products and processes were approximately $4,579, $4,304 and $3,615 for the years ended December 31, 2014, 2013 and 2012, respectively. Research and development is included in the selling, general and administrative line item on the consolidated statements of operations and comprehensive (loss) income.

Reclassifications

The accompanying consolidated financial statements for prior years contain certain reclassifications to conform to the presentation used in the current period.

Recently Adopted Accounting Pronouncements

As of January 1, 2014, the Company adopted a new accounting standard which provides guidance for the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward exists. The new standard provides that a liability related to an unrecognized tax benefit be presented as a reduction of a deferred tax asset for a net operating loss carryforward if the settlement of such liability is required or expected in the event the uncertain tax position is disallowed. This standard did not have a material impact on the Company’s consolidated financial statements upon adoption.

Recently Issued Accounting Pronouncements

Revenue Recognition. In June 2014, the Financial Accounting Standards Board issued a new accounting standard that changes the criteria companies must use for the recognition of revenue and will affect the Company’s measurement, recognition and disclosures concerning revenue once the new standard is adopted. The Company will adopt the new standard as of January 1, 2017. As of the date of this Report, the Company is still evaluating the potential impact this standard will have on its consolidated financial statements upon adoption.

Going Concern. In August 2014, the FASB issued disclosure guidance that requires management to evaluate, at each annual and interim reporting period, whether substantial doubt exists about an entity’s ability to continue as a going concern and, if applicable, to provide related disclosures. As outlined by that guidance, substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued). The new guidance will be effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter, with early adoption permitted.

Discontinued Operations. In April 2014, the FASB issued accounting guidance that raised the threshold for disposals to qualify as discontinued operations to disposals which represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Such a strategic shift may include the disposal of (1) a major geographical area of operations, (2) a major line of business, (3) a major equity method investment or (4) other major parts of an entity. Provided that the major strategic shift criterion is met, the new guidance does allow entities to have significant continuing involvement and continuing cash flows with the discontinued operation, unlike current U.S. GAAP. The new standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The new guidance will apply prospectively to disposals that occur in interim and annual periods beginning on or after December 31, 2014.

2.	Merger Agreement with TTM Technologies, Inc.

On September 21, 2014, the Company, TTM Technologies, Inc., a Delaware corporation (“TTM”), and Vector Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of TTM (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions therein, merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of TTM (the “Merger”). The Merger Agreement was adopted by the Company’s stockholders on December 16, 2014. Selling, general and administrative costs for the year ended December 31, 2014, include $6,060 of professional fees and other expenses related to the Merger.

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

The completion of the Merger is subject to various closing conditions, including, among other things, i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), ii) the absence of any legal restraints or prohibitions on the consummation of the Merger and iii) receipt of approval of the Merger by the Committee on Foreign Investment in the United States (“CFIUS”). The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement and the other party not having suffered a material adverse effect.

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

3.	The DDi Acquisition

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

4.	Accounts Receivable and Concentration of Credit Risk

The allowance for doubtful accounts is included in accounts receivable, net in the accompanying consolidated balance sheets.

The activity in the allowance for doubtful accounts is summarized as follows:

	2014	2013	2012
Balance, beginning of year	$3,647	$2,680	$2,770
Provision	902	1,660	2,066
Write-offs, credits and adjustments	(1,971)	(693)	(2,156)

Balance, end of year	$2,578	$3,647	$2,680

For the years ended December 31, 2014, 2013 and 2012, sales to the Company’s ten largest customers accounted for approximately 40.6%, 40.6% and 49.0% of the Company’s net sales, respectively. During the years ended December 31, 2014, 2013 and 2012, one customer, Robert Bosch GmbH, individually accounted for more than 10% of our net sales, with sales representing 13.6%, 12.6% and 13.9% of our net sales in those years, respectively. Sales to Robert Bosch GmbH occurred in the Printed Circuit Boards segment.

5.	Inventories

The composition of inventories at December 31, is as follows:

	2014	2013
Raw materials	$44,582	$42,538
Work in process	41,517	35,504
Finished goods	52,096	44,140

Total	$138,195	$122,182

6.	Property, Plant and Equipment

The composition of property, plant and equipment at December 31, is as follows:

	2014	2013
Land and buildings	$162,230	$157,245
Machinery, equipment and systems	632,527	638,348
Leasehold improvements	98,721	91,662
Construction in progress	9,496	26,874

	902,974	914,129
Less: Accumulated depreciation	(487,367)	(467,641)

Total	$415,607	$446,488

7.	Goodwill and Other Intangible Assets

As of December 31, 2014, the Company had recorded goodwill of $151,283 from prior acquisitions which related entirely to its Printed Circuit Boards segment. The Company conducts an assessment of the carrying value of goodwill annually, as of the first day of its fourth fiscal quarter, or more frequently if circumstances arise which would indicate the fair value of a reporting unit with goodwill is below its carrying amount. No adjustments were recorded to goodwill as a result of these assessments.

The components of intangible assets subject to amortization were as follows:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technologies	$20,371	$(20,371)	$—	$20,371	$(19,830)	$541
Customer list	88,015	(12,503)	75,512	88,015	(7,967)	80,048
Manufacturer sales representative network	17,115	(2,682)	14,433	17,115	(1,769)	15,346
Patents, trademarks and trade name	2,757	(2,544)	213	2,615	(2,367)	248

Total	$128,258	$(38,100)	$90,158	$128,116	$(31,933)	$96,183

The expected future annual amortization expense of definite-lived intangible assets for the next five fiscal years is as follows:

Year Ended December 31,
2015	$5,511
2016	5,504
2017	5,499
2018	5,488
2019	5,466
Thereafter	62,690

Total	$90,158

8.	Restructuring and Impairment

As of December 31, 2014, the reserve for restructuring charges included $220 and $1,610 related to i) the closure of its Huizhou Facility and ii) plant shutdowns and downsizings which occurred in 2001 through 2005 as a result of the economic downturn that began in 2000 (the “2001 Restructuring”), respectively.

The following tables summarize changes in the reserve for the years ended December 31, 2014, 2013 and 2012:

		Year Ended December 31, 2014
	Reserve 12/31/13	Charges	Reversals	Net Charges	Cash Payments	Adjustments	Reserve 12/31/14
Restructuring activities:
Personnel and severance	$1,587	$642	$(131)	$511	$(1,781)	$—	$317
Lease and other contractual commitments	1,240	688	—	688	(462)	47 (a)	1,513
Asset impairments	—	6,152	—	6,152	—	(6,152)	—

	$2,827	$7,482	$(131)	$7,351	$(2,243)	$(6,105)	$1,830

		Year Ended December 31, 2013
	Reserve 12/31/12	Charges	Reversals	Net Charges	Cash Payments	Adjustments	Reserve 12/31/13
Restructuring activities:
Personnel and severance	$3,758	$276	$(436)	$(160)	$(2,011)	$—	$1,587
Lease and other contractual commitments	1,610	1,250	(17)	1,233	(1,650)	47 (a)	1,240

	$5,368	$1,526	$(453)	$1,073	$(3,661)	$47	$2,827

		Year Ended December 31, 2012
	Reserve 12/31/11	Charges	Reversals	Net Charges	Cash Payments	Adjustments	Reserve 12/31/12
Restructuring activities:
Personnel and severance	$190	$16,151	$—	$16,151	$(12,583)	$—	$3,758
Lease and other contractual commitments	952	1,622	—	1,622	(1,050)	86 (a)	1,610
Asset impairments	—	1,684	—	1,684	—	(1,684)	—

	$1,142	$19,457	$—	$19,457	$(13,633)	$(1,598)	$5,368

(a)	Represents accretion of interest on discounted restructuring liabilities.

The restructuring and impairment charges were determined based on formal plans approved by the Company’s management using the best information available at the time. The amounts the Company ultimately incurs may change as the balance of the plans are executed. Expected cash payout of the accrued expenses is as follows:

Year Ended December 31,
2015	$324
2016	109
2017	114
2018	116
2019	121
Thereafter	1,920

Total	$2,704
Less: Amounts representing interest	(874)

Restructuring liability	$1,830

2014 Restructuring and Impairment Charges

During the year ended December 31, 2014, the Company incurred net restructuring charges of $7,351, including $6,794 in its Assembly segment, $210 in its Printed Circuit Boards segment and $347 in its “Other” segment (see Note 16). The Company incurred $642 of severance expense and $6,152 of asset impairment charges in its Assembly segment as a result of a reduction in workforce at its Juarez, Mexico facility and a related impairment analysis of the property, plant and equipment at that facility. The Company incurred $341 of restructuring charges in its Printed Circuit Boards segment related to lease and moving costs for the relocation of its Anaheim, California facility, net of a reversal of $131 of accrued severance charges related to cost savings activities announced in 2012. Through December 31, 2014, the Company incurred $1,109 of restructuring charges related to the relocation of the Anaheim facility, and the Company does not expect it will incur significant additional related charges. Charges incurred in the “Other” segment related to an increase in estimated long-term obligations incurred in connection with the 2001 Restructuring.

Juarez Restructuring

During the third quarter of 2014, the Company rationalized the scope of operations and reduced the size of the workforce at its Juarez, Mexico metal fabrication and assembly facility by approximately 22%. In connection with the reduction of the workforce at the Juarez facility, the Company reviewed its property, plant and equipment at the facility for impairment and recorded a $6,152 impairment charge in its Assembly segment during the year ended December 31, 2014. The fair value of the property, plant and equipment was measured using a market approach utilizing Level 3 inputs (see Note 14). The Company does not expect it will incur significant additional related charges.

2013 Restructuring and Impairment Charges

During the year ended December 31, 2013, the Company recognized net restructuring charges of $1,073, including $818 in its Printed Circuit Boards segment, $183 in its Assembly segment and $72 in its “Other” segment (see Note 16). Charges incurred in the Printed Circuit Boards segment included i) $741 related to the relocation of the Company’s Anaheim, California facility, ii) $334 related to the closure of the Huizhou Facility, iii) $102 related to the 2012 fire at the Company’s Guangzhou, China PCB factory and iv) $77 related to staffing reductions at certain North America manufacturing facilities, partially offset by the reversal of $436 of accrued severance costs associated with the closure of the Huizhou Facility. Charges incurred in the Assembly segment related to staffing reductions during the fourth quarter of 2013, and charges incurred in the “Other” segment related to an increase in estimated long-term obligations incurred in connection with the 2001 Restructuring.

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

Guangzhou Fire

On September 5, 2012, the Company experienced a fire on the campus of its PCB manufacturing facility in Guangzhou, China which resulted in the loss of inventory with a carrying value of $4,692 and property, plant and equipment with a net book value of $1,988. The Company maintains insurance coverage for property losses and business interruptions caused by fire which is subject to certain deductibles. During the year ended December 31, 2012, the Company recorded an impairment charge of $937 for the amount of the inventory loss subject to an insurance deductible. In 2013, the Company received partial reimbursements of $1,631 million from its insurance carrier related to its property damage claim. During 2014, the Company settled all outstanding claims related to Guangzhou Fire for an additional $31,346. The total claim settlement related to the Guangzhou Fire was $32,977 and included $6,518 related to the Company’s property damage claim and $26,459 related to the Company’s business interruption claim, which was recorded as a gain in operating income.

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

9.	Accrued and Other Liabilities

The composition of accrued and other liabilities at December 31, is as follows:

	2014	2013
Accrued payroll and related costs	$49,371	$36,547
Accrued warranty	8,576	8,539
Accrued interest	7,914	7,302
Accrued other	28,000	32,621

Total	$93,861	$85,009

10.	Long-Term Debt

The composition of long-term debt at December 31, is as follows:

	2014	2013
Senior Secured Notes due 2019	$603,008	$550,000
Senior Secured 2010 Credit Facility	—	—
North America Mortgage loans	10,435	12,259
Zhongshan 2010 Credit Facility	—	10,000
Capital leases	565	636

	614,008	572,895
Less: Current maturities	(1,093)	(11,387)

	$612,915	$561,508

As of December 31, 2014, the Company had no borrowings under the Company’s various credit facilities, the Company had issued letters of credit totaling $1,875, and approximately $107,244 of the credit facilities was unused and available.

The schedule of principal payments for long-term debt at December 31, 2014, is as follows:

Year Ended December 31,
2015	$1,093
2016	762
2017	794
2018	826
2019	604,060
Thereafter	3,465

Total	$611,000

Senior Secured Notes due 2019

On April 15, 2014, the Company’s subsidiary, Viasystems, Inc., completed an offering of $50,000 aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “New Notes”). The New Notes were issued at a premium of 7.000%, or $3,500, which is being amortized as a reduction of interest expense over the term of the New Notes. As of December 31, 2014, the unamortized premium was $3,008. The Company incurred $3,404 of financing fees related to the New Notes that have been capitalized and are being amortized over the term of the New Notes. The net proceeds of the New Notes are being used for general corporate purposes and to pay fees and expenses related to the offering of the New Notes.

Previously, the Company had issued $550,000 aggregate principal amount of 7.875% Senior Secured Notes due 2019 (the “Existing Notes” and, together with the New Notes, the “2019 Notes”) pursuant to an indenture dated as of April 30, 2012. The New Notes constitute an additional issuance of, and are fungible with, the Existing Notes and form a single class of debt securities with the Existing Notes for all purposes and have the same terms as the Existing Notes, except for the issue price and issue date. The Company incurred $16,186 of deferred financing fees related to the Existing Notes that have been capitalized and are being amortized over the life of the 2019 Notes. The net proceeds of the 2019 Notes were used to fund the redemption of the 2015 Notes and the DDi Acquisition.

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

Senior Secured 2010 Credit Facility

Effective as of December 31, 2013, the Company amended its senior secured revolving credit agreement (the “Senior Secured 2010 Credit Facility”) with Wells Fargo Capital Finance, LLC primarily for the purpose of extending the maturity date, increasing the maximum potential credit limit, and reducing the applicable margins for loans. The Senior Secured 2010 Credit Facility, as amended, provides a secured revolving credit facility in an aggregate principal amount of up to $75,000 which, upon mutual agreement, may be increased to a maximum of $100,000. The Facility matures on December 29, 2018. The annual interest rates applicable to loans under the Senior Secured 2010 Credit Facility are, at the Company’s option, either the Prime Rate or Eurodollar Rate (each as defined in the Senior Secured 2010 Credit Facility) plus, in each case, an applicable margin. The applicable margin is tied to the Company’s Monthly Average Excess Availability (as defined in the Senior Secured 2010 Credit Facility) and ranges from 0.25% to 0.75% for Prime Rate loans and 1.75% to 2.25% for Eurodollar Rate loans. In addition, the Company is required to pay an unused line fee and other fees as defined in the Senior Secured 2010 Credit Facility.

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

The Company incurred $2,529 of deferred financing fees related to the Senior Secured 2010 Credit Facility, including the 2013 amendment, which have been capitalized and are being amortized over the life of the facility. As of December 31, 2014, the Senior Secured 2010 Credit Facility supported letters of credit totaling $1,875, and approximately $66,386 was unused and available based on eligible collateral.

Zhongshan 2010 Credit Facility

The Company’s unsecured revolving credit facility between its Kalex Multi-layer Circuit Board (Zhongshan) Limited (“KMLCB”) subsidiary and China Construction Bank, Zhongshan Branch (the “Zhongshan 2010 Credit Facility”), provides for borrowing denominated in Renminbi (“RMB”) and foreign currency including the U.S. dollar. Borrowings are guaranteed by KMLCB’s sole Hong Kong parent company, Kalex Circuit Board (China) Limited. This revolving credit facility is renewable annually upon mutual agreement. Loans under the credit facility bear interest at the rate of i) LIBOR plus a margin negotiated prior to each U.S. dollar denominated loan or ii) the interest rate quoted by the Peoples Bank of China for Chinese RMB denominated loans. The Zhongshan 2010 Credit Facility has certain restrictions and other covenants that are customary for similar credit arrangements; however, there are no financial covenants contained in this facility. As of December 31, 2014, the Zhongshan 2010 Credit Facility was undrawn, and approximately $40,858 of the facility was unused and available.

North America Mortgage Loans

Toronto Mortgages

The Company’s mortgage loans with Business Development Bank of Canada (“BDC”) consists of two loan agreements, one denominated in U.S. dollars and the second denominated in Canadian dollars, which are secured by the land, building and certain equipment at the Company’s manufacturing facility in Toronto, Canada. The loan agreements contain a covenant requiring maintenance of an available funds coverage ratio of 1.5 to 1.0. As of December 31, 2014, the balance of the U.S. dollar loan was $358. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.4% (3.25% as of December 31, 2014), requires monthly principal and interest payments of approximately $37, and will mature in October 2015. As of December 31, 2014, the U.S. dollar equivalent balance of the Canadian dollar loan was $3,139. The loan bears interest at a variable rate equal to the applicable BDC floating base rate less 0.75% (4.25% as of December 31, 2014), requires monthly principal and interest payments of approximately $35, and will mature in September 2028.

Anaheim Mortgage

The Company’s mortgage loan with Wells Fargo Bank is secured by the land and building at the Company’s manufacturing facility in Anaheim, California. The loan agreement contains a covenant requiring maintenance of a minimum fixed charge coverage ratio of 1.25 to 1.0. As of December 31, 2014, the balance of the loan was $4,858. The loan bears interest at a fixed rate of 4.326%, requires monthly principal and interest payments of approximately $43, and will mature in March 2019, when a balloon principal payment of $3,446 will be due.

Cleveland Mortgage

The Company’s mortgage loan with Zions Bank is secured by the land and building of the Company’s PCB manufacturing facility in the Cuyahoga Falls suburb of Cleveland, Ohio. As of December 31, 2014, the balance of the loan was $1,347. The loan bears interest at a variable rate equal to the Federal Home Loan Bank of Seattle prime rate plus 2% (3.25% as of December 31, 2014), requires monthly principal and interest payments of approximately $8, and will mature in November 2032.

Denver Mortgage

The Company’s mortgage loan with GE Real Estate is secured by the land and building at the Company’s manufacturing facility in Littleton, Colorado. As of December 31, 2014, the balance of the loan was $733. The loan bears interest at a fixed rate of 7.55%, requires monthly principal and interest payments of approximately $11, and will mature in July 2032.

North Jackson Mortgage

During 2014, the Company completed the repayment of the mortgage loan on its North Jackson, Ohio PCB facility.

11.	Commitments

The Company leases certain buildings, transportation and other equipment under capital and operating leases. As of December 31, 2014 and 2013, there was equipment held under capital leases with a cost basis of $12,007 included in property, plant and equipment. The Company has recorded accumulated depreciation related to this equipment of $9,606 and $8,405 as of December 31, 2014 and 2013, respectively. Total rental expense under operating leases was $8,143, $10,320 and $7,571 for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum lease payments under capital leases and operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2014, are as follows:

Year Ended December 31,	Capital	Operating
2015	$131	$7,433
2016	131	5,720
2017	131	4,438
2018	131	2,260
2019	131	2,274
Thereafter	131	7,071

Total	786	$29,196

Less: Amounts representing interest	(221)

Capital lease obligations	$565

12.	Contingencies

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

The Company is a party to contracts and agreements with other third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At December 31, 2014 and 2013, other non-current liabilities include $1,500 and $1,927, respectively, of accruals for potential claims in connection with such indemnities.

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

13.	Income Taxes

The Company’s income tax provision for the years ended December 31, 2014, 2013 and 2012, consists of the following:

	2014	2013	2012
Current:
Federal	$—	$—	$—
State	(98)	(196)	(408)
Foreign	18,719	12,180	12,491

	18,621	11,984	12,083
Deferred:
Federal	—	—	3,407
State	—	—	292
Foreign	(1,585)	(889)	(2,989)

	(1,585)	(889)	710

Total	$17,036	$11,095	$12,793

A reconciliation between the income tax provision at the federal statutory income tax rate and at the effective tax rate, for the years ended December 31, 2014, 2013 and 2012, is summarized below:

	2014	2013	2012
U.S. Federal Statutory Rate	$651	$(5,780)	$(17,299)
State taxes, net of federal benefit	105	1	(106)
Permanent items	8,422	3,709	3,726
Foreign tax (under) U.S. Statutory rate	(6,190)	(4,574)	(1,993)
Current year valuation allowance for deferred tax assets	10,118	16,117	26,416
Uncertain tax positions	4,054	2,099	(87)
Foreign tax rate changes and withholdings	502	611	440
Other	(626)	(1,088)	1,696

	$17,036	$11,095	$12,793

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2014 and 2013, are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$372,038	$378,143
Capital loss carryforwards	95,282	103,583
Federal and State credit carryforwards	23,295	25,633
Accrued liabilities not yet deductible	15,988	9,989
Equity compensation	13,247	11,824
Property, plant and equipment	7,775	—
Other	713	1,119

	528,338	530,291
Valuation allowance	(479,743)	(481,019)

	48,595	49,272

Deferred tax liabilities:
Property, plant and equipment	—	(1,530)
Inventory	(6,134)	(4,348)
Intangibles	(33,417)	(35,641)
Other	—	(515)

	(39,551)	(42,034)

Net deferred tax assets	$9,044	$7,238

The domestic and foreign income (loss) before income tax provision are as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$(66,893)	$(69,938)	$(50,723)
Foreign	68,753	53,423	1,298

	$1,860	$(16,515)	$(49,425)

As of December 31, 2014, the Company had the following net operating loss (“NOL”) carryforwards: $755,065 in the U.S., $8,263 in China, $48,881 in Canada, $26,652 in Hong Kong and $419 in the Netherlands. The U.S. NOLs expire in 2019 through 2034, the Canada NOLs expire in 2029 through 2034, and the Netherlands NOLs expire in 2017. All other NOLs carry forward indefinitely. Canada has a capital loss of $354,209 that will carry forward indefinitely. For the year ended December 31, 2014, the Company recognized a benefit from the utilization of NOL carryforwards of $2,985, of which all was recognized in China, Hong Kong, Canada and the Netherlands.

As of December 31, 2014 and 2013, the Company has established a full valuation allowance in both the U.S. and Canada for the deferred tax assets for NOL carryforwards. During the years ended December 31, 2014 and 2013, the valuation allowance decreased by $1,276 and increased by $1,098, respectively.

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

Certain of the Company’s subsidiaries have tax rate reductions in China that, as of December 31, 2014, allow for an annually-reviewed 10% rate reduction. If not for such tax rate reductions, the Company would have had $59 ($0.00 per basic and diluted shares outstanding), $217 ($0.01 per basic and diluted share outstanding) and $594 ($0.03 per basic and diluted share outstanding) of additional income tax expense for the years ended December 31, 2014, 2013 and 2012, respectively, based on the applicable reduced tax rate of 15%.

As of December 31, 2014, the Company has not recognized deferred income taxes on $189,712 of undistributed earnings of its foreign subsidiaries as such earnings are considered to be permanently reinvested in the Company’s foreign operations. If the earnings were distributed in the form of dividends, the Company estimates it would be subject to foreign distribution taxes of approximately $10,120 as of December 31, 2014. The Company estimates the impact of any U.S. federal income tax would be offset by NOL carryforwards.

Uncertain Tax Positions

At December 31, 2014 and 2013, other non-current liabilities include $32,165 and $28,164 of long-term accrued taxes, respectively, related to the liability for unrecognized tax benefits. The Company classifies income tax-related interest and penalties as a component of income tax expense. At December 31, 2014 and 2013, the total unrecognized tax benefit in the consolidated balance sheet included a liability of $15,675 and $13,394, respectively, related to accrued interest and penalties on unrecognized tax benefits. The income tax provision included in the Company’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, included expense of $2,281, $2,607 and $1,638, respectively, related to interest and penalties on unrecognized tax benefits.

The liability for unrecognized tax benefits increased by $1,720 from December 31, 2013, to December 31, 2014, including the reversal of $391 of uncertain tax positions due to lapsing of the applicable statute of limitations, primarily due to provisions related to tax positions taken in the current period, and interest and penalties related to positions taken in prior periods. At December 31, 2014 and 2013, the liability for unrecognized tax benefits included $32,165 and $28,164, respectively, that, if recognized, would affect the effective tax rate. The Company is in discussions with various taxing authorities on several open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next year. The Company currently estimates approximately $4,000 of the liability for uncertain tax positions could be settled in the next twelve months.

As of December 31, 2014, the Company is subject to U.S. federal income tax examination for all tax years from 1998 forward, and to non-U.S. income tax examinations generally for the tax years 2002 through 2012. In addition, the Company is subject to state and local income tax examinations generally for the tax years 2002 through 2012.

A reconciliation of the Company’s total gross unrecognized tax benefits, exclusive of related interest and penalties, for the years ended December 31, 2014, 2013 and 2012, is summarized below:

	2014	2013	2012
Balance, beginning of year	$14,770	$14,865	$15,664
Tax positions related to current year:
Additions	2,111	321	181
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	—	—
Reductions	—	—	—
Tax positions acquired from DDi	—	—	787
Settlements	—	(19)	(16)
Lapses in statutes of limitations	(391)	(397)	(1,751)

Balance, end of year	$16,490	$14,770	$14,865

14.	Derivative Financial Instruments and Fair Value Measurements

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

The Company recognizes all such derivative contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value (see Note 1) through adjustments to other comprehensive income, current earnings, or both, as appropriate. Accumulated other comprehensive (loss) income as of December 31, 2014, included net deferred loss on derivatives of $1,053 (net of taxes $0) and as of December 31, 2013 and 2012, included net deferred gains on derivatives of $933 (net of taxes $256) and $1,340 (net of taxes of $0), respectively, related to cash flow hedges.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of open derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs. As of December 31, 2014, all of the Company’s derivative contracts were in the form of the RMB cross-currency swaps and as of December 31, 2013, all of the Company’s derivative contracts were in the form of the RMB foreign exchange forward contracts and cross currency swaps, which were designated and qualified as cash flow hedging instruments. Realized gains or losses from the settlement of foreign exchange forward contracts and cross-currency swaps are recognized in earnings in the same period the hedged foreign currency cash flow affects earnings. For the years ended December 31, 2014, 2013 and 2012, a loss of $1,856 and gains of $5,784 and $2,347, respectively, were recorded in cost of goods sold related to foreign currency cash flow hedges.

The following table summarizes the Company’s outstanding derivative contracts:

	December 31, 2014	December 31, 2013
Notional amount in thousands of Chinese RMB	1,800,000	479,096
Weighted average remaining maturity in months	6.1	6.4
Weighted average exchange rate per one U.S. Dollar	6.28	6.18

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

Financial Instruments Measured on a Recurring Basis

The following table sets forth, as of December 31, 2014, 2013 and 2012, the hierarchy of the Company’s financial asset (liability) positions for which fair value is measured on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Balance Sheet Classification
Available – for – sale investments in Savings Restoration Plan	$1,429	$—	$—	Prepaid expense and other
Cash flow hedges – deferred loss contracts	—	(1,053)	—	Accrued and other liabilities

	$1,429	$(1,053)	$—

	December 31, 2013
	Level 1	Level 2	Level 3	Balance Sheet Classification
Available – for – sale investments in Savings Restoration Plan	$1,077	$—	$—	Prepaid expense and other
Cash flow hedges – deferred gains contracts	—	1,189	—	Prepaid expense and other

	$1,077	$1,189	$—

	December 31, 2012
	Level 1	Level 2	Level 3	Balance Sheet Classification
Available – for – sale investments in Savings Restoration Plan	$411	$—	$—	Prepaid expense and other
Cash flow hedges – deferred gains contracts	—	1,340	—	Prepaid expense and other

	$411	$1,340	$—

Available-for-sale investments in the Savings Restoration Plan (see Note 18) consist of investments in money market accounts and mutual funds invested in a rabbi trust, and are valued based on quoted prices in active markets (Level 1). The liability to participants in the Savings Restoration Plan is equal to the fair value of the plan’s investments, with any difference attributable to the timing of deposits into the trust.

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

The Company did not have any transfers between levels during the years ended December 31, 2014, 2013 or 2012.

Other Financial Instruments

In addition to cash flow hedges, the Company’s financial instruments consist of cash equivalents, accounts receivable, long-term debt and other long-term obligations. For cash equivalents, accounts receivable and other long-term obligations, the carrying amounts approximate fair market value. The estimated fair values of the Company’s debt instruments as of December 31, 2014 and 2013, are as follows:

	December 31, 2014
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$634,878	$603,800	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	10,288	10,435	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	—	—	Current maturities of long-term debt

	December 31, 2013
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$595,034	$550,000	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	11,710	12,259	Long-term debt, including current maturities
Zhongshan 2010 Credit Facility	10,000	10,000	Current maturities of long-term debt

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

15.	Equity Incentive Plans

2010 Equity Incentive Plan

The Company’s 2010 Equity incentive Plan, (the “2010 Plan”) was adopted in April 2010, and provides for grants of stock options, restricted stock awards, performance share units and other stock-based awards to the Company’s employees and directors. Subject to additions and adjustments, 4,600,000 shares are authorized for granting under the 2010 Plan. At December 31, 2014, 440,276 shares were available for future grants.

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

2003 Stock Option Plan

In January 2013, the Company’s 2003 Stock Option Plan (the “2003 Plan”) expired such that no new awards may be granted under that plan. The 2003 Plan allowed for the granting of options to purchase shares of the Company’s common stock. Options granted expire 10 years after the grant date. At December 31, 2014, 40,775 options were issued and outstanding under this plan.

Stock Compensation Expense

Stock compensation expense recognized in the consolidated statements of operations was as follows:

	December 31,
	2014	2013	2012
Cost of goods sold	$658	$684	$640
Selling, general and administrative	7,094	8,730	9,923

	$7,752	$9,414	$10,563

As of December 31, 2014, unrecognized compensation expense related to grants of stock options, restricted stock awards and performance share units totaled $8,423 and will be recognized over a period of approximately two years.

Stock Option Activity

The following table summarizes the stock option activity under both the 2003 Plan and the 2010 Plan for the year ended December 31:

	2014		2013		2012
	Options	Exercise Price(1)	Options	Exercise Price(1)	Options	Exercise Price(1)
Beginning balance	1,869,124	$24.73	2,029,010	$31.84	1,676,812	$36.00
Granted	—	—	22,500	13.47	406,962	17.70
Exercised	(4,999)	15.30	—	—	—	—
Forfeited	(93,405)	50.86	(182,386)	102.43	(54,764)	54.16

Ending balance	1,770,720	$23.40	1,869,124	$24.73	2,029,010	$31.84

Exercisable at year end	1,752,079	$23.49	1,697,339	$25.50	1,377,982	$37.97

(1)	weighted average

As of December 31, 2014, the intrinsic value of outstanding stock options was $193.

No stock options were granted during the year ended December 31, 2014. The fair value of each option grant during the years ended December 31, 2013 and 2012 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2013	2012
Expected life of options	4.3 years	4.3 years
Risk free interest rate	0.75% to 0.88%	0.63% to 0.85%
Expected volatility of stock	54.66% to 54.94%	62.12% to 67.05%
Expected dividend yield	None	None
Weighted average fair value	$5.95	$8.86

The Company’s common stock was listed and began trading on the NASDAQ on February 17, 2010. For stock options granted during the year ended December 31, 2013, the Company estimated the expected volatility of the underlying shares using its historical stock performance. For stock options granted in 2012, as there was insufficient historical data about the Company’s common stock performance, the Company estimated the expected volatility of the underlying shares based on the blended historical stock volatility of peer companies. The Company estimated the expected life of new option grants in both 2013 and 2012 using the simplified method.

As of December 31, 2014, outstanding stock options under the 2003 Plan had an exercise price of $150.99; and outstanding stock options under the 2010 Plan had exercise prices ranging from $12.66 to $24.00. The following table summarizes information regarding outstanding stock options under these plans as of December 31, 2014:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 12.66 to $15.30	126,581	3.69 years	$14.76	108,651	3.49 years	$14.82
$ 18.42 to $21.04	762,270	3.47 years	19.66	762,270	3.47 years	19.66
$ 21.88 to $24.00	841,094	2.34 years	21.89	840,383	2.34 years	21.89
$ 150.99	40,775	1.86 years	150.99	40,775	1.86 years	150.99

	1,770,720	2.91 years	$23.40	1,752,079	2.89 years	$23.49

Restricted Stock Award Activity

The following table summarizes restricted stock award activity for the years ended December 31:

	2014		2013		2012
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested, beginning of year	576,042	$17.47	629,435	$18.40	405,595	$18.05
Granted	213,900	12.31	203,089	13.50	240,825	19.02
Vested	(155,274)	20.13	(244,973)	16.61	(10,406)	18.13
Forfeited	(11,366)	14.27	(11,509)	16.96	(6,579)	19.85

Nonvested, end of year	623,302	$15.09	576,042	$17.47	629,435	$18.40

Restricted stock awards outstanding as of December 31, 2014, had an aggregate intrinsic value of $10,147. As of the vesting date, the total fair value of restricted stock awards which vested during 2014 was $2,017.

Performance Share Units

For performance share units with market conditions, such as those that include performance conditions related to attaining a specific stock price, the grant date fair value of awards are estimated using the Monte Carlo simulation method and expensed ratably over the requisite service period. For performance share units without market conditions, the grant date fair value of awards is based on the share price of the Company’s common stock on the date of grant and expensed ratably over the requisite service period based on the probability of achieving the performance objectives, with changes in expectations recognized as an adjustment to earnings in the period of the change. For performance share units granted in 2014 and 2013, the performance objectives were based on the achievement of targeted future stock prices of the Company’s common stock over a period of three years. For performance share units granted in 2012, the performance objectives were based on the achievement of targeted levels of Adjusted EBITDA and return on invested capital (both as defined in the grant agreements) over a period of three to five years.

The following table summarizes performance share unit activity for the years ended December 31:

	2014		2013		2012
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested, beginning of year	558,113	$16.26	139,343	$15.35	—	$—
Granted	241,138	14.88	427,736	16.57	139,343	15.35
Vested	—	—	—	—	—	—
Forfeited	—	—	(8,966)	17.04	—	—

Nonvested, end of year	799,251	$15.84	558,113	$16.26	139,343	$15.35

In February 2015, with respect to performance share units granted in 2012, the Company issued 37,697 shares which had been earned.

16.	Business Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. During the year ended December 31, 2014, the Company operated its business in two segments: i) Printed Circuit Boards and ii) Assembly.

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

Total assets by segment are as follows:

	December 31,
	2014	2013
Total assets:
Printed Circuit Boards	$984,949	$975,570
Assembly	95,478	99,857
Other	55,078	42,990

Total assets	$1,135,505	$1,118,417

Net sales and operating income (loss) by segment, together with reconciliation to (loss) income before income taxes, are as follows:

	Year ended December 31,
	2014	2013	2012
Net sales to external customers:
Printed Circuit Boards	$1,037,768	$996,528	$959,793
Assembly	166,334	174,518	200,113

Total	$1,204,102	$1,171,046	$1,159,906

Intersegment sales:
Printed Circuit Boards	$11,237	$11,581	$7,379
Assembly	—	—	—

Total	$11,237	$11,581	$7,379

Operating income (loss):
Printed Circuit Boards	$66,533	$25,255	$27,357
Assembly	(11,466)	565	1,639
Other	(6,407)	(623)	(9,727)

Total	48,660	25,197	19,269

Interest expense, net	47,334	44,797	42,156
Amortization of deferred financing costs	2,901	2,898	2,723
Loss on early extinguishment of debt	—	—	24,234
Other, net	(3,435)	(5,983)	(419)

(Loss) income before income taxes	$1,860	$(16,515)	$(49,425)

Capital expenditures and depreciation expense by segment are as follows:

	Year ended December 31,
	2014	2013	2012
Capital expenditures:
Printed Circuit Boards	$60,510	$100,881	$102,058
Assembly	3,930	6,653	5,952
Other	302	987	711

Total capital expenditures	$64,742	$108,521	$108,721

Depreciation expense:
Printed Circuit Boards	$83,368	$83,554	$75,506
Assembly	4,536	4,506	4,513

Total depreciation expense	$87,904	$88,060	$80,019

Net sales by country of destination are as follows:

	Year Ended December 31,
	2014	2013	2012
United States	$497,895	$526,744	$465,798
People’s Republic of China, including Hong Kong	253,745	234,072	244,290
Canada	51,138	43,874	40,070
Malaysia	51,070	43,651	44,474
Germany	46,933	46,237	55,305
Hungary	43,703	42,374	43,141
France	25,453	22,316	27,733
Mexico	24,555	14,026	8,248
Singapore	20,563	19,915	16,366
India	19,858	21,662	28,905
Sweden	17,104	13,969	7,877
Brazil	16,008	13,508	14,632
Israel	14,979	12,326	15,651
United Kingdom	11,395	12,052	19,542
Netherlands	10,516	27,169	27,084
Thailand	10,351	12,959	12,873
Other	88,836	64,192	87,917

Total	$1,204,102	$1,171,046	$1,159,906

Net sales by country of manufacture are as follows:

	Year Ended December 31,
	2014	2013	2012
People’s Republic of China	$803,433	$758,425	$829,593
United States	276,128	282,036	246,959
Canada	78,032	75,106	41,881
Mexico	46,509	55,479	41,473

	$1,204,102	$1,171,046	$1,159,906

Property, plant and equipment, net by country are as follows:

	December 31,
	2014	2013
People’s Republic of China, including Hong Kong	$290,258	$302,563
United States	95,302	104,647
Canada	28,858	30,448
Mexico	1,189	8,830

	$415,607	$446,488

17.	Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive (loss) income, by component, for the years ended December 31, 2014, 2013, and 2012, were as follows:

	Cash Flow Hedges (see Note14)	Foreign Currency Translation	Total
Accumulated other comprehensive income at December 31, 2011	$527	$7,528	$8,055

Other comprehensive income, net of tax and before reclassifications	3,160	—	3,160
Amounts reclassified from accumulated other comprehensive income, net of tax	(2,347)	—	(2,347)

Other comprehensive income, net of tax	813	—	813

Accumulated other comprehensive income at December 31, 2012	1,340	7,528	8,868

Other comprehensive income, net of tax and before reclassifications	5,377	—	5,377
Amounts reclassified from accumulated other comprehensive income, net of tax	(5,784)	—	(5,784)

Other comprehensive loss, net of tax	(407)	—	(407)

Accumulated other comprehensive income at December 31, 2013	933	7,528	8,461

Other comprehensive loss, net of tax and before reclassifications	(3,842)	—	(3,842)
Amounts reclassified from accumulated other comprehensive income, net of tax	1,856	—	1,856

Other comprehensive loss, net of tax	(1,986)	—	(1,986)

Accumulated other comprehensive (loss) income at December 31, 2014	$(1,053)	$7,528	$6,475

Other comprehensive (loss) income for the years ended December 31, 2014, 2013 and 2012, was net of tax of $0, $256 and $0, respectively.

18.	Retirement Plans

The Company has a defined contribution retirement savings plan (the “Retirement Plan”) covering substantially all domestic employees who meet certain eligibility requirements as to age and length of service. The Retirement Plan incorporates the salary deferral provision of Section 401(k) of the Internal Revenue Code and employees may defer up to 30% of their compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company matches a percentage of the employees’ deferrals (the “Matching Contribution”) and may contribute an additional 1% of employees’ salaries to the Retirement Plan regardless of employee deferrals. The Company may also elect to contribute an additional profit-sharing contribution at the end of each year. At the beginning of 2013, the employees of the U.S. based manufacturing facilities acquired from DDi became eligible to receive Matching Contributions under the Retirement Plan. The Company’s contributions to the Retirement Plan were $2,371, $1,871 and $1,310 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company has a savings restoration plan (the “Savings Restoration Plan”) to provide additional benefits to certain domestic employees who are not eligible to receive the full Matching Contribution due to limitations imposed by the Internal Revenue Code. The Savings Restoration Plan also allows for the voluntary deferral of certain compensation by eligible employees. The Company’s expense related to the Savings Restoration Plan were $153, $114 and $120 for the years ended December 31, 2014, 2013 and 2012 respectively.

19.	Related Party Transactions

Noncontrolling Interest Holder

The Company purchases consulting and other services from the Noncontrolling Interest Holder related to its Huiyang, China PCB manufacturing facility. During the years ended December 31, 2014, 2013 and 2012, the Company paid the Noncontrolling Interest Holder $115, $107 and $108, respectively, related to these services and as of December 31, 2014, $36 was payable to the Noncontrolling Interest Holder.

Prior to the 2012 closure of the Huizhou Facility, the Company made rental payments and purchased consulting and other services from the Noncontrolling Interest Holder related to the Huizhou Facility. During the year ended December 31, 2012, the Company paid the Noncontrolling Interest Holder $721 related to these rental payments service fees.

Compensation of Directors

For each of the years ended December 31, 2014, 2013 and 2012, the Company paid director fees based on the following rates: the Chairman of the Board receives an annual fee of $120; directors (other than the Chairman) who are not executive officers receive an annual fee of $60; members of the Audit Committee, Compensation Committee and Nominating and Governance Committee receives an additional annual fee of $15, $13 and $10, respectively; and the chairman of the Audit Committee, Compensation Committee and Nominating and Governance Committee receive an additional fee of $15, $13 and $10, respectively. In addition, Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the Board and its committees.

In 2014, the Company awarded each director who was not an executive officer 12,690 shares of restricted stock as of the date of the Company’s annual shareholders meeting. In 2013, the Company awarded each director who was not an executive officer 11,848 shares of restricted stock as of the date of the Company’s annual shareholders meeting. In 2012, the Company awarded each director who was not an executive officer 6,852 shares of restricted stock as of the Company’s annual shareholders meeting and granted two directors who joined the board subsequently 7,333 shares of restricted stock each.

20.	Summary of Interim Financial Information (unaudited)

Quarterly financial data for the years ended December 31, 2014 and 2013 is presented below:

	Quarter
	1st	2nd	3rd	4th	Year
2014:
Net sales	$295,912	$300,929	$299,252	$308,009	1,204,102
Cost of goods sold	239,803	242,245	239,883	246,655	968,586
Guangzhou Fire business interruption insurance proceeds	—	—	—	(26,459)	(26,459)
Selling, general and administrative	26,849	25,442	30,051	29,551	111,893
Depreciation and amortization	23,492	23,524	23,590	23,465	94,071
Restructuring and impairment	273	68	6,794	216	7,351

Operating income (loss)	5,495	9,650	(1,066)	34,581	48,660

Net (loss) income	$(9,357)	$(3,620)	$(16,359)	$14,160	$(15,176)

Noncontrolling interest	$190	$239	$205	$180	$814

Net (loss) income attributable to common stockholders	(9,547)	(3,859)	(16,564)	13,980	(15,990)

Basic (loss) earnings per share	$(0.47)	$(0.19)	$(0.82)	$0.69	$(0.79)

Diluted (loss) earnings per share	$(0.47)	$(0.19)	$(0.82)	$0.67	$(0.79)

Basic weighted average shares outstanding	20,268,717	20,289,645	20,290,384	20,297,657	20,280,284

Diluted weighted average shares outstanding	20,268,717	20,289,645	20,290,384	20,820,186	20,280,284

2013:
Net sales	$272,940	$285,553	$309,172	$303,381	$1,171,046
Cost of goods sold	219,058	232,448	253,737	244,253	949,496
Selling, general and administrative	27,693	25,001	25,192	22,619	100,505
Depreciation and amortization	23,636	23,556	23,537	24,046	94,775
Restructuring and impairment	—	—	347	726	1,073

Operating income	2,553	4,548	6,359	11,737	25,197

Net (loss) income	$(13,282)	$(10,268)	$(9,032)	$4,972	$(27,610)

Noncontrolling interest	$173	$101	$121	$215	$610

Net (loss) income attributable to common stockholders	$(13,455)	$(10,369)	$(9,153)	$4,757	$(28,220)

Basic earnings per share	$(0.67)	$(0.52)	$(0.45)	$0.24	$(1.40)

Diluted earnings per share	$(0.67)	$(0.52)	$(0.45)	$0.23	$(1.40)

Basic weighted average shares outstanding	19,994,820	20,010,029	20,171,083	20,179,174	20,089,507

Diluted weighted average shares outstanding	19,994,820	20,010,029	20,171,083	20,464,264	20,089,507

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Viasystems’ management, including Viasystems’ Chief Executive Officer and Chief Financial Officer, Viasystems has evaluated the effectiveness of Viasystems’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, Viasystems’ Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, such disclosure controls and procedures were effective in ensuring information required to be disclosed by Viasystems in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of December 31, 2014, under the supervision and with the participation of management, including Viasystems’ Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of Viasystems’ internal control over financial reporting based on the framework contained in the report titled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on that evaluation, management concluded that Viasystems’ internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved as of December 31, 2014.

Viasystems’ independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of Viasystems’ internal control over financial reporting as of December 31, 2014, as stated in their report, which is included herein.

(d) Changes in Internal Control Over Financial Reporting

There were no changes in Viasystems’ internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Date: March 12, 2015	/s/ David M. Sindelar
David M. Sindelar
Chief Executive Officer

Date: March 12, 2015	/s/ Gerald G. Sax
Gerald G. Sax
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Viasystems Group, Inc.

We have audited Viasystems Group, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Viasystems Group, Inc. and subsidiaries’ as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 12, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

St. Louis, Missouri

March 12, 2015

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of each of the directors and executive officers of the Company, followed by a description of their business experience during at least the past 5 years. The positions held by the directors and executive officers are with the Company unless indicated otherwise. All executive officers are appointed by the board of directors of the Company (“the Board”) and serve at their pleasure. There are no family relationships among any of the executive officers or directors. Unless indicated otherwise, each of our directors and executive officers is a U.S. citizen and the business address of each individual is 101 South Hanley Road, Suite 1800, St. Louis, Missouri 63105.

Name	Age	Position
Non-Employee Directors
Michael D. Burger(1)(3)	56	Director
Robert F. Cummings(2)(3)	65	Director
Kirby A. Dyess(2)(3)	68	Director
Peter Frank	67	Director
Jack D. Furst	56	Director
Edward Herring	44	Director
William A. Owens(1)(3)	74	Director
Dominic J. Pileggi(1)(2)	63	Director
Christopher Steffen(1)(2)(3)	73	Chairman of the Board
David D. Stevens(1)(2)	61	Director

Employee Directors
David M. Sindelar	57	Chief Executive Officer and Director
Timothy L. Conlon	63	President, Chief Operating Officer and Director

Non-Director Executives
Gerald G. Sax	54	Senior Vice President and Chief Financial Officer
Brian W. Barber	59	Senior Vice President Operations-Printed Circuit Board & Supply Chain Management
Richard B. Kampf	59	Senior Vice President Sales and Marketing

(1)	Member of the Company’s Audit Committee
(2)	Member of the Company’s Compensation Committee
(3)	Member of the Company’s Nominating and Corporate Governance Committee

Directors

Michael D. Burger, 56, was appointed as a director in February 2010. Mr. Burger is currently President, Chief Executive Officer and a member of the board of directors of Cascade Microtech, Inc., which provides electrical measurement and semiconductor testing technology. He served as a director, President and Chief Executive Officer of Merix Corporation from April 2007 until February 2010. From November 2004 until joining Merix Corporation, Mr. Burger served as President of the Components Business of Flextronics Corporation, a leading provider of advanced design and electronics manufacturing services to original equipment manufacturers. Prior to Flextronics, from 1999 to November 2004, Mr. Burger was employed by ZiLOG, Inc., a supplier of devices for embedded control and communications applications. From May 2002 until November 2004, Mr. Burger served as ZiLOG’s President and a member of its board of directors.

Mr. Burger’s experience as former Chief Executive Officer of a global printed circuit board manufacturer and his experience with other electronic manufacturers makes him a valued member of the Board.

Timothy L. Conlon, 63, has been a director, President and Chief Operating Officer of the Company since October 1998. Prior to joining the Company, Mr. Conlon was President and Chief Operating Officer of Berg Electronics Corp. from January 1997 through October 1998. Mr. Conlon also served as Executive Vice President and Chief Operating Officer of Berg Electronics Group, Inc., a wholly-owned subsidiary of Berg Electronics Corp., from October 1993 through January 1997. Mr. Conlon is a member of the board of trustees of Maryville University.

Mr. Conlon’s knowledge of the electronics and information-technology hardware industries and his experience as a leader of global operations qualify him to be a director.

Robert F. Cummings, Jr., 65, has been a director since January 2003. In 2010, Mr. Cummings became a Vice Chairman of Investment Banking at JP Morgan Chase & Co. He currently serves as a director of Corning Incorporated. Mr. Cummings joined GSC Group, Inc. (“GSC Group”), a privately held money management firm, in 2002 where he served as Senior Managing Director until he retired in July 2009. In 2010, GSC Group and six affiliates filed petitions seeking relief under Chapter 11 of the United States Bankruptcy Code. Before joining GSC Group, Mr. Cummings was with Goldman, Sachs & Co. for 28 years, where he was a Partner and a member of the Corporate Finance Department.

Mr. Cummings’ extensive corporate finance experience, both as an investment banker and an investor, provides Mr. Cummings with a wealth of knowledge relevant to the Company and service on the Board.

Kirby A. Dyess, 68, was appointed as a director in February 2010. Ms. Dyess served as a director of Merix Corporation from 2002 until February 2010. She is a principal in her own early stage investment firm, Austin Capital Management LLC. She served as Vice President of Intel Corporation and Director of Operations for Intel Capital from April 2001 until her retirement in December 2002. She served as Vice President and Director of New Business Development of Intel Corporation from January 1997 to April 2001 and was Corporate Vice President and Director of Human Resources worldwide from 1993 to 1996. Ms. Dyess also serves on the boards of directors of Portland General Electric and Itron, Inc., as well as privately held companies Prolifiq Software, Inc. and Compli, Inc.

Ms. Dyess’ experience directing Intel’s private equity investments in technology companies and her experience as a global human resources executive are strong qualifications for membership on the Board.

Peter Frank, 67, was appointed as a director in April 2010. In 2011, Mr. Frank joined Black Diamond Capital Management, L.L.C. where he is currently a Senior Managing Director. From 2010 to 2011, he served as President and Senior Managing Director of GSC Group, which he joined in 2001. In addition, Mr. Frank was a member of the investment committees for GSC Group’s Recovery Funds, European Corporate Debt and European Mezzanine Funds. From 2008 to 2010, he served as Senior Managing Director and Co-Head of Corporate Credit and Distressed Investment Group for GSC Group. From 2005 until 2008, he served as the Senior Operating Executive for GSC Group’s Recovery Funds and from 2001 to 2004, he served as a consultant for GSC Group. GSC Group filed for Chapter 11 bankruptcy protection in 2010. Prior to 2001, Mr. Frank was the Chief Executive Officer of Ten Hoeve Bros., Inc. and was an investment banker at Goldman, Sachs & Co. He serves on the boards of directors of several privately held companies.

Mr. Frank’s private equity, investment banking and capital markets experience coupled with his active oversight experience with other companies as a chairman and member of the board of directors qualify him to serve on the Board.

Jack D. Furst, 56, was a director of the Company from 1996 to February 2003 and resumed his position as a director of the Company in February 2005. Mr. Furst is the founder of his own private investment firm, Oak Stream Investors, which he started in 2009. He had been affiliated with HM Capital Partners LLC (“HM Capital”), a private equity firm, since 1989, the year in which it was formed (as Hicks, Muse, Tate & Furst, Incorporated). Until 2008, he was a Partner in HM Capital and was involved in all aspects of the firm’s business, including originating, structuring and monitoring HM Capital’s investments. From 2008 to 2013, Mr. Furst maintained an affiliation with HM Capital. Mr. Furst has over 25 years of experience in leveraged acquisitions and private investments. Prior to joining HM Capital, Mr. Furst served as a Vice President and subsequently a Partner of Hicks & Haas from 1987 to 1989. From 1984 to 1986, Mr. Furst was a merger and acquisitions/corporate finance specialist for The First Boston Corporation in New York. Before joining First Boston, Mr. Furst was a Financial Consultant at PricewaterhouseCoopers.

Mr. Furst has been engaged with the Company since its inception in 1996 and has extensive experience with several manufacturers of electronic components which allow him to provide us a unique breadth of knowledge in the industry and of the Company. In addition, Mr. Furst has extensive capital markets experience, including mergers and acquisitions and private-to-public transitions, which is a valuable qualification for service on the Board.

Edward Herring, 44, has been a director since August 2006. Mr. Herring is the founder of a private investment firm, Tailwater Capital LLC, which was started in 2013. Prior to founding Tailwater Capital, he had been affiliated with HM Capital since 1998, where he was a Partner until 2012. Mr. Herring currently serves as a director of several privately held companies, including Align Midstream Partners LP, Pivotal Petroleum Partners LP, TW SWD & Solids Holdco LP, TSL Holdings I LP, and Southcross Holdings LP. Mr. Herring previously served as a director of Regency Energy Partners LC and Swift & Company. From 1996 to 1998, Mr. Herring attended Harvard Business School and earned a Masters in Business Administration degree. From 1993 to 1996 Mr. Herring was an investment banker with Goldman, Sachs & Co.

Mr. Herring has a long history of involvement with the Company and has a great understanding of the electronics industry. In addition, Mr. Herring’s private equity, investment banking and capital markets experience qualify him to serve as a director of the Company.

William A. Owens, 74, has been a director since August 2012. He has served as the Chairman of AEA Investors (Asia) since April 2006 and has served as Managing Director, Chairman and Chief Executive Officer of AEA Holdings Asia, a New York private equity company at various times since then. Mr. Owens previously served as Vice Chairman, Chief Executive Officer and President of Nortel Networks Corporation, a global supplier of communications equipment, from May 2004 to November 2005. Prior to that, Mr. Owens served as Chairman and Chief Executive Officer of Teledesic LLC, a satellite communications company, from February 1999 to May 2004. During that same period, Mr. Owens also served as Chairman and Chief Executive Officer of Teledesic’s affiliated company, Teledesic Holdings Ltd. From 1996 to 1998, Mr. Owens was President, Chief Operating Officer and Vice Chairman of Science Applications International Corporation (SAIC). Mr. Owens served in the U.S. military from 1962 to 1996, holding various key leadership positions, including Vice Chairman of the Joint Chiefs of Staff. Mr. Owens has also served as Chairman of CenturyLink, Inc. from 2009 to present, as a director of Polycom, Inc. from 2005 to present and as a director of Wipro Limited from 2006 to present, all public companies. He also served as a member of the boards of directors of Daimler Chrysler AG from 2003 until 2009 and of Embarq Corporation from 2006 to 2009.

Mr. Owens’ extensive experience as Chief Executive Officer for communications companies, his board experience with other public companies and his understanding of the military and related industries make him a valued member of the Board.

Dominic J. Pileggi, 63, was appointed as a director in February 2012. He served as Chairman of the board of directors of Thomas & Betts Corporation from 2006 to 2013. From 2004 to 2012, he was Chief Executive Officer of Thomas & Betts Corporation. From 2000 to 2004, Mr. Pileggi held various other senior executive positions with Thomas & Betts Corporation. From 1998 to 2000, he was President of the Electro-Mechanical Solutions Division of the Company. From 1995 to 1998, he held senior executive positions with Casco Plastic, Inc. and Jordan Telecommunications. Mr. Pileggi held various executive positions with Thomas & Betts Corporation from 1979 through 1994. He also served as a director of Exide Corporation and is currently a director of Acuity Brands, Inc. and served as a director of the Lubrizol Corporation from 2005 to 2011.

Mr. Pileggi’s experience as Chief Executive Officer of Thomas & Betts Corporation and his knowledge of the electronics industry are valuable qualifications for his membership on the Board.

David M. Sindelar, 57, has been a director since August 2001 and Chief Executive Officer of the Company since July 2001. He also served as our Senior Vice President and Chief Financial Officer from January 1997 through June 2001. Previously, Mr. Sindelar served as Chief Executive Officer and director of International Wire Group, Inc. Mr. Sindelar also served as Senior Vice President and Chief Financial Officer of Berg Electronics Corp. International Wire Group, Inc. and certain of its subsidiaries filed a bankruptcy petition in May 2004.

Mr. Sindelar’s experience as Chief Executive Officer and Chief Financial Officer of our Company and other companies in the electronics industry are valuable qualifications for his role on the Board.

Christopher J. Steffen, 73, has been Chairman of the Board since December 2003 and a director since October 2003. Mr. Steffen also currently serves as a director of W. R. Grace & Co. and Platinum Underwriters Holdings, Ltd. From 2004 to 2012, he served as a director of Accelrys, Inc. From 2002 to 2010, he served as an advisor to Wall Street Management and Capital, Inc., a boutique business financial advisory firm. From 1993 to 1996, Mr. Steffen served as the Vice Chairman and director of Citicorp and its principal subsidiary, Citibank, N.A. In 1993, he served as Senior Vice President and Chief Financial Officer of Eastman Kodak. From 1989 to 1993, Mr. Steffen served as Executive Vice President and Chief Financial and Administrative Officer and director of Honeywell, Inc.

Mr. Steffen is well qualified to serve as Chairman of the Board because of his depth of management experience with global manufacturing companies, his experience as a Chief Financial Officer of Honeywell, Inc., and his board experience with large-cap and small-cap companies. As an independent director and non-executive Chairman of the Board, Mr. Steffen promotes discussion, provides effective leadership and maintains a sense of urgency about achieving our goals.

David D. Stevens, 61, has been a director since August 2012. He has been an advisor in private equity since 2006. Mr. Stevens was the Chief Executive Officer of Accredo Health Group, Inc., a subsidiary of Medco Health Solutions, Inc., from 2005 to 2006. He was the Chairman of the Board and Chief Executive Officer of Accredo Health, Inc. from 1996 to 2005. Mr. Stevens was the President and Chief Operating Officer of the predecessor companies of Accredo Health from their inception in 1983 until 1996. Mr. Stevens has been a director of the board of Wright Medical Group, Inc. since 2004 and of Allscripts Healthcare Solutions, Inc. since 2012, both of which are public companies. He served as a member of the boards of directors of Thomas & Betts Corporation from 2004 to May 2012 and of Medco Health Solutions, Inc. from 2006 to April 2012.

Mr. Stevens’ experience as Chief Executive Officer of Accredo Health Group, Inc. and his board experience are strong qualifications for membership on the Board.

Non-Director Executive Officers

Gerald G. Sax, 54, has been the Senior Vice President and Chief Financial Officer of the Company since August 2005. Mr. Sax served as Senior Vice President-Supply Chain from February 2003 to August 2005. He also served as our Senior Vice President-Europe from July 1999 to January 2003. Mr. Sax joined us in November 1998 as Vice President-Corporate Controller. Prior to joining us, Mr. Sax was Vice President-Corporate Controller for Berg Electronics Corp. from September 1995 to October 1998.

Brian W. Barber, 59, has been the Senior Vice President Operations Printed Circuit Board & Supply Chain Management of Viasystems since December 2007. From November 2000 to December 2007, Mr. Barber was Vice President Operations Printed Circuit Boards/Electro-Mechanical Solutions, Americas, and from January 2000 to October 2000, Mr. Barber was Vice President Printed Circuit Board Operations. Prior to joining Viasystems in 2000, Mr. Barber had been employed by Hadco Corporation since 1982 serving as Vice President and Business Unit Manager of its high technology operation.

Richard B. Kampf, 59, has been the Senior Vice President of Sales & Marketing since December 2007. From November 2002 to December 2007, Mr. Kampf was Vice President of Sales & Marketing, and from March 2000 to October 2002, Mr. Kampf was Vice President of Sales & Marketing for Viasystems Printed Circuit Board, Americas. Mr. Kampf joined us in April 1999, as Director of Sales for the Americas. Prior to joining our Company, Mr. Kampf had over 18 years of experience in the electronics industry with companies such as Marshall Industries, where he was Vice President of Sales, and Thomas & Betts Corporation, where he was Vice President of Sales & Marketing.

CORPORATE GOVERNANCE

Viasystems is committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining the Company’s integrity in the marketplace.

Board Leadership Structure and Role in Risk Oversight

We believe that the composition of the Board results in a strong leadership structure for the Company. The Chairman of the Board provides leadership to the Board and works with the Board to define its structure and activities in the fulfillment of its responsibilities. Pursuant to the Company’s Corporate Governance Guidelines and Principles (the “Guidelines”), the Board has independent leadership in the form of an independent Chairman. The Board adopted this structure to promote decision-making and governance independent of that of our management and to better perform the Board’s monitoring and evaluation functions. Mr. Steffen has served as the Chairman of the Board since 2003.

The Board has established a policy that its non-employee directors meet regularly in executive session, without members of management present. If any of the non-employee directors do not qualify as an independent director, as set forth in the Guidelines, one or more additional executive sessions will be held annually, attended only by independent directors. The independent Chairman presides over the executive sessions.

We believe that the foregoing structure, policies and practices, when combined with the Company’s other governance policies and procedures, provide the best opportunities for oversight, discussion and evaluation of decisions and direction from the Board.

The Board maintains oversight responsibility for the management of the Company’s risks, and oversees an enterprise-wide approach to risk management, designed to provide a holistic view of organizational objectives, including strategic objectives, to improve long-term organizational performance, to prioritize and manage identified risks, and to enhance stockholder value. A fundamental part of risk management is not only understanding the risks the Company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The Board regularly invites key members of the Company’s management to its meetings in order to inform the Board of any operational and/or financial risks that the Company is facing, and the Board reviews and directs management to address and mitigate such risks. In addition, the Board has designated the Audit Committee as the committee primarily responsible for supervising the establishment and implementation of risk management systems and reviewing the effectiveness of those systems. The Company has also adopted a Risk Management Policy that seeks to provide a framework to guide and assist management, under the supervision of the Audit Committee, in mitigating various risks. Our Risk Management Policy requires that the Audit Committee actively monitor the Company’s risk profile and confirm that management has implemented an effective system of internal control. Our Risk Management Policy addresses various types of risk, including enterprise risk, financial risk, operational risk, information technology risk, occupational health and safety risk and sustainability risk. Our Risk Management Policy is available on the Company’s website at www.viasystems.com.

In addition, as part of its oversight of the Company’s executive compensation program, the Compensation Committee considers the impact of the Company’s executive compensation program, and the incentives created by the compensation awards that it administers, on the Company’s risk profile. The Compensation Committee reviews all of its compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company. Based on this review, the Compensation Committee has determined that the Company does not utilize compensation policies or practices that create risks that are reasonably likely to have a material adverse effect on the Company.

Corporate Governance Policies

In addition to our Third Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws, we have adopted the Guidelines, which are posted on our website at www.viasystems.com, to address significant corporate governance matters. The Guidelines provide a framework for the Company’s corporate governance and cover topics including director responsibilities, executive sessions and independent Board leadership, formal evaluation of the Chief Executive Officer, director qualification standards, director orientation and continuing education and committees of the Board. The Nominating and Corporate Governance Committee is responsible for overseeing and reviewing the Guidelines and reporting and recommending to the Board any changes to the Guidelines.

The Company has a Code of Business Conduct and Ethics (the “Code of Conduct”) applicable to all employees, officers and directors, including the principal executive officer, principal financial officer and principal accounting officer, that addresses legal and ethical issues employees may encounter in carrying out their duties and responsibilities. Subject to applicable law, employees are required to report any conduct they believe to be a violation of the Code of Conduct. The Code of Conduct is posted on the Company’s website at www.viasystems.com. The Company has also adopted a Supplemental Code of Ethics (the “Supplemental Code”) applicable to its Chief Executive Officer, Chief Financial Officer and other senior officers of Viasystems. The Supplemental Code is posted on the Company’s website at www.viasystems.com. The Company intends to post on its website amendments to, and waivers from, the Supplemental Code that require disclosure under applicable SEC rules.

Director Independence

In accordance with the rules of the NASDAQ, the Board makes an annual determination as to the independence of the directors and nominees for election as a director. No director will be deemed to be independent unless the Board affirmatively determines that such director has no relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. The Board observes all criteria for independence established by the NASDAQ listing standards and other governing laws and regulations. In addition, the Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent director,” including to those set forth in pertinent listing standards of the NASDAQ in effect from time to time. The Company’s policy on director independence is included in the Guidelines and is available on our website at www.viasystems.com.

As a result of its annual review of director independence, the Board has determined that Messrs. Burger, Cummings, Owens, Pileggi, Steffen and Stevens and Ms. Dyess are independent directors. Messrs. Sindelar and Conlon are not independent because they are employees of the Company. Messrs. Herring and Furst are not independent because each previously, within the past 3 years, held a direct or indirect interest in one of the institutional investors that beneficially owns a significant number of shares of common stock in the Company (hereinafter referred to as “Shares”), and may have been deemed to have voting and dispositive power over such Shares. Mr. Frank is not independent because he holds a direct interest in one of the institutional investors that beneficially owns a significant number of Shares.

Board Meetings and Committees

The Board held eight meetings during 2014. In addition to meetings of the full Board, directors attended meetings of individual Board committees. Each director who served during 2014 attended at least 75% of the total number of meetings of the Board and committees on which he or she serves. The Company does not have a policy with regard to directors’ attendance at the annual meeting of stockholders. All of the then-current directors attended Viasystems’ 2014 annual meeting of stockholders, except Mr. Furst.

The Board has established four standing committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Executive Committee. The Audit, Compensation, Nominating and Corporate Governance and Executive Committees operate under written charters adopted by the Board. All of the committee charters are available on the Company’s website at www.viasystems.com.

Audit Committee. The Audit Committee assists the Board in overseeing (i) the integrity of our financial statements, (ii) our compliance with legal, ethical and regulatory requirements, (iii) the independence, qualifications, engagement, compensation and performance of our independent registered public accounting firm, (iv) the performance of our internal audit function, (v) our systems of internal control over financial reporting, (vi) risk management and (vii) application of our related person transaction policy. The Audit Committee currently consists of Messrs. Burger, Owens, Pileggi, Steffen and Stevens. Mr. Steffen currently serves as the Interim Chairman of the Audit Committee. The Board has determined that each of the members of our Audit Committee is independent under the applicable provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the NASDAQ rules. The Board has also determined that Mr. Stevens meets the requirements of an audit committee financial expert. The Audit Committee held five meetings during 2014.

Compensation Committee. The Compensation Committee (i) reviews and approves the compensation of our executive officers and other key employees, (ii) evaluates the performance of our Chief Executive Officer and oversees the performance evaluation of senior management and (iii) administers and makes recommendations to the Board with respect to incentive-compensation plans, equity-based plans and other compensation benefit plans. The Compensation Committee currently consists of Messrs. Cummings, Pileggi, Steffen and Stevens and Ms. Dyess. Ms. Dyess is the Chairman of the Compensation Committee. The Compensation Committee held five meetings during 2014. The Board has determined that each of the members of our Compensation Committee is independent under the applicable provisions of the Exchange Act and the NASDAQ rules.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists the Board in (i) identifying and recommending candidates to fill vacancies on the Board and for election by the stockholders, (ii) recommending committee assignments for directors to the Board, (iii) monitoring and assessing the performance of the Board and individual non-employee directors, reviewing compensation received by directors for service on the Board and its committees and (iv) developing and recommending to the Board appropriate corporate governance policies, practices and procedures. The Nominating and Corporate Governance Committee currently consists of Messrs. Burger, Cummings, Owens and Steffen and Ms. Dyess. Mr. Steffen is the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held one meeting during 2014.

Executive Committee. The Executive Committee acts on routine matters of the Board when the Board is not in session. The Executive Committee currently consists of Messrs. Cummings, Furst, Sindelar and Steffen. The Executive Committee held no meetings during 2014.

Compensation Committee Interlocks and Insider Participation

During 2014, no member of the Compensation Committee was an officer or employee of our Company or any of our subsidiaries. In addition, none of our executive officers served on the board of directors or on the Compensation Committee of any other entity, for which any executive officers of such other entity served either on our Board or on our Compensation Committee.

Director Nomination Process

There have been no material changes to the procedures by which the Company’s security holders may recommend nominees to the Board during 2014.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers and persons who own more than ten percent of the outstanding Shares file with the SEC (and provide a copy to the Company) certain reports relating to their ownership of Shares.

To the Company’s knowledge, all Section 16(a) filing requirements were met on a timely basis during 2014.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This section of the disclosure describes our current and past compensation philosophies, policies and programs with respect to the compensation of our named executive officers: our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers for 2014.

Compensation Philosophy and Objectives

The compensation programs are designed to remunerate executives in accordance with a pay-for-performance philosophy. As such, the compensation programs are intended to provide incentives to our executives and other employees to maximize stockholder value, which in turn affects the overall compensation earned by our management.

The Compensation Committee has adopted compensation programs designed to achieve the following key objectives:

•	attract, motivate and retain superior talent;

•	encourage high performance and promote accountability;

•	ensure that compensation is commensurate with our annual performance; and

•	provide performance awards for the achievement of financial and operational targets and strategic objectives that are critical to our long-term growth.

Compensation Committee’s Role in Establishing Compensation

The Compensation Committee administers our executive compensation program. The role of the Compensation Committee is to oversee our compensation and benefit plans and policies, administer our equity-based plans, and review and approve annually all compensation decisions relating to our senior executive officers. The Compensation Committee regularly reviews all of our compensation policies, including policies and strategy relating to executive recruitment, retention and compensation, as well as the appropriate mix of base salary, short-term cash-based incentive compensation and long-term incentive compensation for our senior executives. The Compensation Committee also reviews and approves all elements of compensation for each of our named executive officers, including the Chief Executive Officer, taking into consideration our performance, the performance of each respective internal organization for which the executive is responsible, as well as information regarding compensation levels for senior executives in our comparator group described below.

Management’s Role in Establishing Compensation

Our Chief Executive Officer makes compensation recommendations to the Compensation Committee on all named executive officers (other than himself) based on information he gathers including industry resources, benchmark data and other peer compensation information gathered in response to requests from the Compensation Committee. Notwithstanding the input from the Chief Executive Officer, the Compensation Committee ultimately determines the compensation of our named executive officers during their meetings in executive session, without any members of management present. In addition, based on the policies and strategies set by the Compensation Committee, our Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer set salaries and incentive compensation opportunities for the respective employees who report to them. The Chief Executive Officer submits recommendations to the Compensation Committee with respect to equity incentive compensation for all of our employees.

Advisor to the Compensation Committee

The Compensation Committee has the ability to engage the services of an outside consultant if it believes it would be effective to do so. For 2014, the Compensation Committee selected Meridian Compensation Partners, LLC (“Meridian”) as its executive compensation advisor. In 2014, Meridian advised the Compensation Committee with respect to its compensation decisions for all of our executive officers and directors, including the Chief Executive Officer. Meridian reported directly to the Compensation Committee and only provided services that were requested and authorized by the Compensation Committee. Based on a review of its engagement of Meridian and consideration of factors set forth in SEC rules, the Compensation Committee determined that Meridian’s work did not raise any conflicts of interest.

Review of Compensation Program

In developing an annual compensation program for our executive officers, including the grants of incentive based compensation, the Compensation Committee considers each executive’s historical performance, our overall performance, the level of responsibility managed by each executive, the skills and experience of each executive, and other performance-based measures. The Compensation Committee also considers market data to evaluate whether changes to the compensation program and pay levels of our executive officers may be appropriate.

The Compensation Committee does not have any formal policies or guidelines for allocating compensation between long-term and short-term compensation or among the different forms of compensation. This is due to the Compensation Committee’s desire to maintain flexibility to tailor executive compensation to attract and retain top-flight executives.

Benchmarking and Comparator Group

In February 2014, the Compensation Committee reviewed a compensation study for senior executives of similarly situated companies prepared by Meridian, which included an analysis of a peer group of companies’ senior executive compensation. With the impending merger with TTM awaiting approval from various regulatory agencies, the Company determined not to refresh this exercise in February, 2015. The following companies comprised the 2014 comparator group of publicly-traded companies specific to our industry with varying annual revenues:

•	Altera Corporation

•	Amphenol Corporation

•	Benchmark Electronics, Inc.

•	Brady Corporation

•	CTS Corporation

•	Cypress Semiconductor Corporation

•	Intersil Corporation

•	Kemet Corporation

•	Methode Electronics, Inc.

•	Multi-Fineline Electronix, Inc.

•	Microsemi Corporation

•	Plexus Corp.

•	SunEdison, Inc.

•	TTM Technologies, Inc.

•	Xilinx, Inc.

2014 Compensation Program

The Compensation Committee established individual executive compensation for 2014 at levels the Compensation Committee believed were comparable with executives of other companies of similar size and stage of development, operating in similar markets, taking into account our performance and strategic goals. To evaluate proposed base salary changes and incentive award compensation for 2014, the Compensation Committee reviewed the Meridian survey, which summarized compensation data from the comparator group. Based on this review, the Compensation Committee determined that the cash compensation (base salary and short-term incentives) paid to each of our named executive officers was in line with the market median range of the senior executives of companies in the comparator group. The Compensation Committee approved a 3% salary raise and a 5% potential bonus raise for each of Messrs. Sax, Barber and Kampf on February 4, 2014.

In 2011, the Compensation Committee established a non-qualified deferred compensation plan for all senior executives of the Company that allows senior executives, including the named executive officers, to earn an additional 3% of the cash compensation they receive over $260,000 as deferred compensation to be held by the Company in trust. The plan allows senior executives to defer other cash compensation to be held by the Company in trust until such senior executive’s retirement or termination of employment with the Company.

In establishing 2014 compensation for our Chief Executive Officer, the Compensation Committee determined that the incentives provided to him should include both non-equity, cash-based incentive opportunities and long-term equity-based incentive opportunities. The cash-based incentive opportunities were conditioned upon i) the achievement of quantifiable metrics of our financial performance as measured by Adjusted EBITDA and ii) certain other defined “management by objective” goals. The equity-based incentive opportunities were in the form of performance share units conditioned upon the future performance of the Company’s stock price. These incentives are intended to align the Chief Executive Officer’s interests with those of the stockholders of the Company.

Elements of Our 2014 Executive Compensation Program

In 2014, the total compensation of our executive officers was comprised of all of the following:

•	base salary;

•	annual incentive compensation;

•	long-term equity-based incentive awards;

•	employee benefits and perquisites; and

•	severance benefits.

Base Salary. Base salaries provide executives with a predictable level of income. The Compensation Committee generally establishes base salaries for executives after consideration of the following criteria: (i) the scope of their responsibilities, (ii) level of experience and individual performance, (iii) external competitiveness, and (iv) internal fairness considerations. The goal for the base salary component of our executive compensation is to compensate them at a level that approximates the median salaries of individuals in comparable positions at companies in the comparator group. Base salaries of the named executive officers are reviewed annually by the Compensation Committee and may be adjusted from time to time at the Compensation Committee’s discretion.

Annual Incentive Compensation Plan. Our Annual Incentive Compensation Plan (“AICP”) is designed to motivate executives to achieve individual and business unit performance objectives. In February 2014, the Compensation Committee established annual target awards under our AICP for each of our executive officers. Target incentive compensation opportunities for each executive were established as a percentage of each individual’s base salary. Payments to our executive officers under the AICP were subject to achievement of the Company’s financial objectives and individual nonquantitative management by objective (“MBO”) goals. The Compensation Committee has reserved the right to use its discretion outside of the parameters set forth by the Committee when issuing such awards.

For 2014, the Compensation Committee selected “Adjusted EBITDA” as the quantitative measurement of the Company’s financial performance for the AICP. The Compensation Committee selected this measure because it facilitates performance comparisons from period to period and company to company by excluding from the calculation of earnings before interest, taxes, depreciation and amortization (“EBITDA”) expenses that the Compensation Committee believes are not indicative of the Company’s ongoing operating results or which do not impact future operating cash flows. The adjustments to EBITDA to arrive at Adjusted EBITDA include (i) restructuring and impairment charges, (ii) loss on early extinguishment of debt, (iii) stock compensation (iv) costs associated with acquisitions and equity registrations and (v) other net. Adjusted EBITDA is not a recognized financial measure under U.S. generally accepted accounting principles and does not purport to be an alternative to operating income or an indicator of operating performance. In prior years, Adjusted EBITDA was measured based on Viasystems’ consolidated financial results for all AICP participants. For 2014, the Compensation Committee elected to more closely align the financial performance goals for each AICP participant with their individual responsibilities, and the Compensation Committee set financial and other targets for certain sub-sections of our business and each participant was provided such target goals based on one or a combination of these measurements. However, most of our senior executives were provided a target based on the Adjusted EBITDA performance of the Company as a whole.

For the Company’s named executive officers, the Compensation Committee determined that the AICP performance measures should be weighted 85% for the Company’s financial performance measured against the Adjusted EBITDA target set by the Compensation Committee (“Financial Performance Bonus”) and 15% for the achievement of individual MBO goals. For 2014, Mr. Sindelar, Mr. Conlon, Mr. Sax and Mr. Kampf’s Financial Performance Bonus was based on the whole-company consolidated Adjusted EBITDA results which was deemed by the Compensation Committee to be the most consistent with their responsibilities. For 2014, Mr. Barber’s Financial Performance Bonus was based i) three-quarters on the whole-company consolidated Adjusted EBITDA results and ii) one-quarter on the Printed Circuit Boards segment Adjusted EBITDA results which was deemed by the Compensation Committee to be the most consistent with Mr. Barber’s responsibilities.

The Compensation Committee created a formula for a graduated scale of projected incentive payments that would be made to the AICP participants based on the actual Adjusted EBITDA achieved as compared to the target. The graduated scales, as set out below, allow the Compensation Committee to calculate the incentive compensation that is to be paid pursuant to our AICP as a function of Adjusted EBITDA. The Adjusted EBITDA target for 2014 was set by the Compensation Committee at $152.0 million.

The following table demonstrates the potential percentage of the incentive compensation opportunity that each named executive officer whose Financial Performance Bonus was based solely on whole-company consolidated Adjusted EBITDA results would have been paid based on achievement of certain levels of Adjusted EBITDA targets for 2014:

Whole Company Consolidated Adjusted EBITDA Performance ($ in millions)	% of Adjusted EBITDA Target Achieved	Named Executive Officer Bonus Based on Adjusted EBITDA	Named Executive Officer Bonus Based on Individual Goals	Named Executive Officer Potential Bonus
Below $128.0	Below 84.2%	0.00%	15.0%	15.00%
128.0	84.2	42.50	15.0	57.50
130.0	85.5	53.12	15.0	68.12
136.8	90.0	63.75	15.0	78.75
144.4	95.0	74.38	15.0	89.38
152.0	100.0	85.00	15.0	100.00
159.6	105.0	110.00	15.0	125.00
167.2	110.0	135.00	15.0	150.00
174.8	115.0	160.00	15.0	175.00
182.4	120.0	185.00	15.0	200.00

The Compensation Committee determined that each of the Named Executive Officers had achieved his MBO goals. In addition the Compensation Committee reviewed the financial results of the Company and determined that the whole-company consolidated had achieved Adjusted EBITDA of approximately $163.9 million resulting in a bonus of approximately 139.1% of the potential bonus award for each of Messrs. Sindelar, Conlon, Sax, Barber and Kampf. In addition, all employees participating in the AICP received a bonus based on the Company’s performance combined with the respective performance of each individual business unit that such individuals’ bonuses were measured against.

Equity Incentive Awards. The Compensation Committee oversees the administration of our 2003 Stock Option Plan (the “2003 Plan”) and our 2010 Equity Incentive Plan (the “2010 Plan”). The Compensation Committee awards equity incentive grants to qualifying employees at its discretion, but typically the grants are made at the commencement of employment and then annually thereafter. The Compensation Committee uses equity incentive as our primary long-term incentives vehicle because:

•	equity incentives and the related vesting period help attract and retain executives;

•	the value received by the recipient of equity incentives is based on the growth of our enterprise value; and

•	equity incentives help to provide a balance to the overall executive compensation program as base salary and the AICP focus on short-term compensation, while equity incentives reward executives for increases in our overall enterprise value.

In determining the number and type of equity incentives granted to executives in 2014 including our named executive officers, the Compensation Committee takes into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value, and the value of the equity incentives in relation to other elements of the individual executives’ total compensation. In addition, the Compensation Committee has historically considered the recommendations of our Chief Executive Officer.

In February 2014, the Compensation Committee determined the overall senior executive compensation packages were adequate as compared with our peers. The Committee considered the appropriate manner and amount of long term incentive based compensation to provide to the Company’s executive officers under the 2010 Plan and made awards of equity based compensation so that the senior executives compensation packages remain competitive with our peers. Because of the impending merger with TTM the Company did not undertake this review in 2015. For 2014 the Compensation Committee determined the number of Leverage Performance Shares awarded to each of our senior executives such that the intrinsic value of such awards on the grant date was equal to the amount of value the Compensation Committee had determined was appropriate for the long term incentive compensation component of each respective senior executives total compensation package. The Compensation Committee believes that the issuance of equity based compensation serves to further align the interests of our executive officers and stockholders.

In February 2014, in a continuing attempt to further link the interests of the shareholders and the members of management, the Compensation Committee continued its practice of issuing equity-based incentive opportunities to the top 14 executives of the Company in the form of performance share units conditioned upon the future performance of the Company’s stock price (“Leveraged Performance Shares”). The use of Leveraged Performance Shares in 2014 was adopted based on the recommendation of Meridian.

For the 2014 granting, Leveraged Performance Shares provide for payment of the Company’s common stock after the conclusion of a three year graduated vesting period in an amount ranging from 0% to approximately 171% of the number of underlying performance share units awarded to the participant. The amount of common stock earned by each recipient at the end of the vesting period is strictly a function of the market price of the Company’s common stock, as reported by the NASDAQ market, during a measurement period which consists of the calendar year 2017 or if a change of control occurs before January 1, 2018, the higher of (i) the target price of the stock as of the date of the grant, and (ii) the prices of the Company’s stock at the time of the change of control. The performance measure for Leveraged Performance Shares issued in 2014 provides that should the market price of the Company’s common stock price decline by more than 62% (the “Floor”) from the grant date, no shares of common stock will be earned. Should the market price of the Company’s common stock increase by 169% or more (the “Ceiling”) from the grant date, 1.71 shares of the Company’s common stock will be earned for each Leveraged Performance Share granted. The number of shares of common stock earned for performance between the Floor and Ceiling will be determined by straight-line interpolation in accordance with terms of the grant agreements.

One-third of the award vests on each of the first three anniversary dates of the grant date. If a change of control of the Company occurs prior to the end of the vesting period, all of the Leveraged Performance Shares will vest and the stock price used to determine the number of shares to be paid will be the higher of the target price or closing stock price on the date of the change of control. If a recipient’s employment is terminated by the Company, other than for cause, prior to the third anniversary of the grant date, the recipient will be eligible to receive an amount of common stock based on the Leveraged Performance Shares that vested prior to the termination of the recipient’s employment, with such shares paid at the conclusion of the measurement period. If a recipient is terminated for cause before the end of the final vesting period, all Leveraged Performance Shares shall be forfeited.

To better attract and retain key talent, the Compensation Committee determined it would continue the practice that participants in the 2010 Plan below our most senior executives may receive grants of restricted stock and/or stock options. This practice is consistent with Meridian’s advice and broader market practices.

The following table sets forth the number of Leveraged Performance Shares awarded to each named executive officer in 2014:

Name	Leveraged Performance Shares (1)
David M. Sindelar	83,150
Timothy L. Conlon	39,307
Gerald G. Sax	24,189
Brian W. Barber	19,654
Richard B. Kampf	19,654

(1)	The awards of Leveraged Performance Shares granted in 2014 will fully vest on February 5, 2017. Depending on the achievement of established performance measures, shares of common stock ranging from 0% to 171% of the underlying number of performance share units awarded will be issued.

For additional information regarding these awards see “—Grants of Plan Based Awards” and “—Outstanding Equity Awards” below.

Employee Benefits. All of our executives are eligible to participate in various benefit plans available generally to our U.S.-based employees, such as medical, dental, vision, long-term and short-term disability, and life insurance. We also offer to executive officers additional perquisites and benefits, such as club dues, paid transportation and parking costs reflected in the All Other Compensation column of the Summary Compensation Table for the named executive officers. Each of the employment agreements with Messrs. Sindelar, Conlon and Sax contains provisions that require us to pay all medical expenses for them and their respective spouses for the remainder of their lifetime and the lifetime of their spouse, subject to certain conditions contained in their respective agreements. See “—Employment Agreements” below for more information. The Compensation Committee believes these benefits and perquisites are reasonable and consistent with our overall compensation program to attract and retain executive talent to key positions.

The Company has defined contribution retirement savings plans (the “Retirement Plans”) covering substantially all of our domestic employees who meet certain eligibility requirements as to age and length of service. The Retirement Plans incorporate the salary deferral provision of Section 401(k) of the Internal Revenue Code. Employees may defer up to 50% of their compensation or the annual maximum limit prescribed by the Internal Revenue Code. The Company matches qualifying employees’ deferrals (the “Matching Contribution”) up to 3% of such employee’s annual eligible compensations up to a maximum of, $7,800 for 2014. The Company may contribute an additional 1% of employees’ salaries to the Retirement Plans regardless of employee deferrals. The Company may also elect to contribute an additional profit-sharing contribution at the end of each year.

Employment and Severance Benefits. We have entered into an employment agreement with each of our named executive officers. These agreements provide for a minimum annual base salary and an annual cash-based incentive compensation opportunity of up to a specified percentage of the executive’s annual base salary, as well as other perquisites and benefits. Entering into such agreements serves to attract and retain talent at the executive level. For additional information about the terms of these employment agreements, see “—Employment Agreements” below. For additional information about the severance benefits provided under these employment agreements, see “—Employment Agreements” and “—Potential Payments Upon Termination or Change in Control” below.

Additionally, the award agreements related to outstanding stock options, restricted stock and performance share units granted to our named executive officers include accelerated vesting provisions that are triggered in the event of a change in control. For additional information about these provisions, see “—2010 Equity Incentive Plan” and “—Potential Payments Upon Termination or Change in Control” below.

Consideration of “Say on Pay” and “Say on Frequency” Voting Results. The Compensation Committee considered the results of the stockholders “say on pay vote” at our 2014 annual meeting of stockholders in making compensation decisions for 2014. Because over 87% of the votes cast approved our compensation program as described in our 2014 proxy statement, the Compensation Committee believes that stockholders generally support our pay for performance philosophy. Therefore, the Compensation Committee continued to apply the same principles in determining the amounts and types of executive compensation through and into 2014.

The Compensation Committee and the Board considered the results of the stockholder “say on frequency” vote at our 2014 annual meeting of stockholders in adopting a frequency policy for future say on pay votes. Because over 62% of votes cast expressed a preference for having a say on pay vote every three years, the Board adopted a policy pursuant to which the Company will conduct a say on pay vote every three years. Therefore, we held a say on pay vote at the 2014 annual meeting. We expect to hold our next say on pay vote and say on frequency vote in 2017. We welcome the input of our stockholders on our compensation policies and compensation program at any time, and not just in the years we conduct a say on pay vote.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on that review and those discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Viasystems Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2014.

Respectfully submitted,

THE COMPENSATION COMMITTEE OF THE BOARD OF VIASYSTEMS GROUP, INC.

/s/ Kirby A. Dyess
Kirby A. Dyess
Chairman of the Compensation Committee

/s/ Robert F. Cummings, Jr.
Robert F. Cummings, Jr.
Member of the Compensation Committee

/s/ Dominic J. Pileggi
Dominic J. Pileggi
Member of the Compensation Committee

/s/ Christopher J. Steffen
Christopher J. Steffen
Member of the Compensation Committee

/s/ David D. Stevens
David D. Stevens
Member of the Compensation Committee

Summary Compensation Table

The following table shows information regarding the compensation earned during the fiscal years ended December 31, 2014, 2013 and 2012, by our Chief Executive Officer, Chief Financial Officer and our three other highest compensated executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Nonequity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total
David M. Sindelar, Chief Executive Officer	2014	$920,000	$—	$1,237,272	$—	$1,280,010	$3,835	$193,122	$3,634,239
	2013	920,000	—	2,443,922	—	—	19,108	273,351	3,656,381
	2012	920,000	—	1,833,343	872,295	626,704	8,491	259,322	4,520,155

Timothy L. Conlon, President and Chief Operating Officer	2014	$550,000	$—	$584,888	$—	$765,233	$(4,444)	$731,143	$2,626,820
	2013	550,000	—	1,155,343	—	—	15,641	927,294	2,648,278
	2012	550,000	—	866,662	412,363	374,660	6,920	714,725	2,925,330

Gerald G. Sax, Sr. Vice President and Chief Financial Officer	2014	$412,116	$—	$359,932	$—	$398,728	$5,526	$61,759	$1,238,061
	2013	399,791	—	710,986	—	—	5,117	67,352	1,183,246
	2012	384,758	—	533,332	253,756	170,363	2,798	68,676	1,413,683

Brian W. Barber, Sr. Vice President Operations PCB & Supply Chain Management	2014	$352,169	$—	$292,452	$—	$340,729	$3,136	$500,466	$1,488,952
	2013	341,600	—	577,680	—	—	8,048	698,843	1,626,171
	2012	328,800	—	433,348	206,177	145,586	1,814	498,405	1,614,130

Richard B. Kampf, Sr. Vice President Sales and Marketing	2014	$352,169	$—	$292,452	$—	$340,729	$3,552	$41,105	$1,030,007
	2013	341,600	—	577,680	—	—	4,144	39,446	962,870
	2012	328,800	—	433,348	206,177	145,586	2,192	37,716	1,153,819

(1)	Represents the aggregate grant date fair value of the restricted stock and stock option awards granted to our named executive officers. The dollar amounts were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC Topic 718”), as required by SEC regulations, and exclude the impact of estimated forfeitures related to service-based vesting conditions. See note 15 in Part II to the consolidated financial statements in this annual report on Form 10-K for a description of the assumptions used in determining the accounting expense associated with these awards.
(2)	Represents cash awards under the Company’s annual incentive compensation plan, for the year in which the award was earned, not the year in which the award was paid.
(3)	Includes compensation as described under “All Other Compensation” below.

All Other Compensation

The table below sets forth the components of compensation for 2014 included in the All Other Compensation column in the Summary Compensation Table above.

Name	Car Allowance (1)	401(k) Match	Nonqualified Deferred Compensation Employer Contribution	Life Insurance Premiums	Foreign Tax Payments (2)	Financial Consulting (3)	Club Dues (4)	Medical Premiums	Other		Total
David M. Sindelar	$33,994	$7,800	$47,400	$7,984	$—	$31,184	$34,189	$1,317	$29,252	(6)	$193,122
Timothy L. Conlon (5)	22,663	7,800	25,200	10,372	229,738	31,400	12,001	1,317	390,652	(7)	731,143
Gerald G. Sax	12,834	7,800	13,159	5,386	—	5,833	15,285	911	550	(8)	61,759
Brian W. Barber (5)	11,858	7,040	10,110	1,894	175,063	24,123	3,572	1,431	265,375	(9)	500,466
Richard B. Kampf	10,840	7,679	10,110	1,894	—	—	9,150	1,431	—		41,105

(1)	Includes tax payments on car allowance as follows: Mr. Sindelar ($13,598), Mr. Conlon ($9,065), Mr. Sax ($5,134), Mr. Barber ($4,743) and Mr. Kampf ($4,336).
(2)	Includes tax payments related to foreign assignments as follows: Mr. Conlon ($223,307) and Mr. Barber ($123,535).
(3)	Includes tax payments for certain financial consulting services as follows: Mr. Sindelar ($11,458), Mr. Conlon ($12,560), Mr. Sax ($2,333) and Mr. Barber ($9,649).
(4)	Includes tax payments for certain club dues as follows: Mr. Sindelar ($9,945), Mr. Sax ($5,954) and Mr. Kampf ($3,500).
(5)	All or a substantial portion of the perquisites were paid in Hong Kong dollars at an exchange rate of approximately US$1 to HK$7.80.
(6)	Includes $12,794 for entertainment, $8,358 for out of pocket medical costs and $8,100 for charitable contributions.
(7)	Includes $307,252 for housing and other expenses related to living in Hong Kong, $32,170 for spousal-related travel expenses, $43,594 for transportation in Hong Kong and $7,636 for out of pocket medical costs.
(8)	Includes $350 for out of pocket medical costs and $200 for charitable contributions.
(9)	Includes $205,025 for housing and other expenses related to living in Hong Kong, $18,674 for spousal-related travel expenses and $41,677 for transportation in Hong Kong.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2014, to our Chief Executive Officer, Chief Financial Officer and our three other highest compensated executive officers.

2014 GRANTS OF PLAN-BASED AWARDS

	Board Action/	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units	Underlying Options	Awards ($/Share)	Awards (3) ($)
David M. Sindelar	02/04/2014	—	920,000	1,840,000	—	83,150	142,187	—	—	—	1,237,272
Timothy L. Conlon	02/04/2014	—	550,000	1,100,000	—	39,307	67,215	—	—	—	584,888
Gerald G. Sax	02/04/2014	—	289,240	578,480	—	24,189	41,364	—	—	—	359,932
Brian W. Barber	02/04/2014	—	247,170	494,340	—	19,654	33,609	—	—	—	292,452
Richard B. Kampf	02/04/2014	—	247,170	494,340	—	19,654	33,609	—	—	—	292,452

(1)	Represents the potential payout for awards granted under the AICP. These awards were subject to attainment of certain performance targets. The performance targets and target award multiples for determining the payout are described under “—Compensation Discussion and Analysis—2014 Compensation Program—Annual Incentive Compensation Plan.” Actual amounts paid under the plan to the named executive officers are reported in the Summary Compensation Table under the “—Non-Equity Incentive Plan Compensation.”
(2)	Represents Leveraged Performance Shares awarded under the 2010 Plan.
(3)	Represents the aggregate grant date fair value of the performance stock units granted to our named executive officers in 2014. The dollar amounts were computed in accordance with ASC Topic 718. See note 15 to the consolidated financial statements in Part II in this Form 10-K for a description of the assumptions used in determining the accounting expense associated with these awards.

Employment Agreements

Chief Executive Officer and President and Chief Operating Officer and Chief Financial Officer

Concurrently with the execution of the Merger Agreement with TTM, Viasystems and its applicable subsidiaries entered into Amended and Restated Executive Employment Agreements with each of Messrs. David M. Sindelar, Viasystems’ Chief Executive Officer, Timothy L. Conlon, Viasystems’ President and Chief Operating Officer, and Gerald G. Sax, Viasystems’ Senior Vice President and Chief Financial Officer. Messrs. Sindelar, Conlon and Sax are considered and referred to as the “Executive Employees.”

The employment agreements expire upon termination of the executive’s employment either by us or the Executive Employee. The agreements provide for annual base salary of not less than $920,000 for Mr. Sindelar and $550,000 for Mr. Conlon, and $413,200 for Mr. Sax as well as an annual cash-based incentive compensation opportunity of an amount determined by the Compensation Committee in accordance with our AICP. Each Executive Employee is also eligible to receive an automobile allowance, lifetime medical benefits for the Executive Employee and his spouse, subject to certain exceptions, and other benefits customarily accorded to our executives.

The Amended and Restated Executive Employment Agreements provide for certain additional benefits to the Executive Employees in the event of a termination of such Executive Employee’s position following a change in control of Viasystems (as defined in each Amended and Restated Executive Employment Agreement), as well as the addition of non-competition and non-solicitation provisions for Messrs. Sindelar and Sax. The Executive Employees are entitled to these additional benefits if their employment is terminated during the period beginning on the closing date of the change in control and ending on the earlier of (1) the last day of the month that is two years after the closing date of the Merger, or (2) the death of the Executive Employee, which such period is referred to as the “Protection Period.”

Mr. Sindelar’s Change in Control Severance. Pursuant to the Amended and Restated Executive Employment Agreement between Viasystems and Mr. Sindelar, in the event Mr. Sindelar’s employment with Viasystems is terminated during the Protection Period by (1) Viasystems without cause, (2) Mr. Sindelar with good reason (as defined in his Amended and Restated Executive Employment Agreement) or (3) reason of Mr. Sindelar’s total disability (as defined in his Amended and Restated Executive Employment Agreement) or death, then Mr. Sindelar would be entitled to receive the following: (a) Mr. Sindelar’s then-current base salary for a period of 18 months following the termination of Mr. Sindelar’s employment (such total amount being referred to as “Mr. Sindelar’s Change of Control Salary Severance”), (b) an amount equal to 100% of Mr. Sindelar’s Change in Control Salary Severance, such amount to be paid over an 18-month period following Mr. Sindelar’s termination (such total amount, “Mr. Sindelar’s Bonus Change in Control Severance”), (c) an amount equal to the sum of (A) Mr. Sindelar’s Change in Control Salary Severance and (B) Mr. Sindelar’s Bonus Change in Control Severance, less (C) $1,189,150, such amount to be paid in a lump sum cash payment within five business days following the date of the termination of Mr. Sindelar’s employment, (d) the continuation of certain benefits provided under his Amended and Restated Executive Employment Agreement for 18 months following termination of Mr. Sindelar’s employment, and (e) the reimbursement of certain expenses for 18 months following termination of Mr. Sindelar’s employment.

Mr. Conlon’s Change in Control Severance. Pursuant to the Amended and Restated Executive Employment Agreement between Viasystems and Mr. Conlon, in the event Mr. Conlon’s employment with Viasystems is terminated during the Protection Period by (1) Viasystems without cause, (2) Mr. Conlon with good reason (as defined in his Amended and Restated Executive Employment Agreement) or (3) reason of Mr. Conlon’s total disability (as defined in his Amended and Restated Executive Employment Agreement) or death, then Mr. Conlon would be entitled to receive the following: (a) Mr. Conlon’s then-current base salary (as calculated in his Amended and Restated Executive Employment Agreement) for a period of 24 months following termination of Mr. Conlon’s employment, (b) the continuation of certain benefits provided under his Amended and Restated Executive Employment agreement for 18 months following termination of Mr. Conlon’s employment, and (c) the reimbursement of certain expenses for 18 months following termination of Mr. Conlon’s employment.

Mr. Sax’s Change in Control Severance. Pursuant to the Amended and Restated Executive Employment Agreement between Viasystems and Mr. Sax, in the event Mr. Sax’s employment with Viasystems is terminated during the Protection Period by (1) Viasystems without cause, (2) Mr. Sax with good reason (as defined in his Amended and Restated Executive Employment Agreement) or (3) reason of Mr. Sax’s total disability (as defined in his Amended and Restated Executive Employment Agreement) or death, then Mr. Sax would be entitled to receive the following: (a) Mr. Sax’s then-current base salary (as calculated in his Amended and Restated Executive Employment Agreement) for a period of 24 months following termination of Mr. Sax’s employment, such amount to be paid over an 18-month period following the termination of Mr. Sax’s employment (such total amount, “Mr. Sax’s Change of Control Salary Severance”), (b) an amount equal to 70% of Mr. Sax’s Change in Control Salary Severance, such amount to be paid over an 18-month period following termination of Mr. Sax’s employment, (c) the continuation of certain benefits provided under his Amended and Restated Executive Employment Agreement for 18 months following termination of Mr. Sax’s employment, and (d) the reimbursement of certain expenses for 18 months following termination of Mr. Sax’s employment.

Under their employment agreements Messrs. Sindelar and Sax will be deemed to be terminated without cause if he is terminated for any reason other than fraud, dishonesty or unauthorized use of any of our trade secrets or confidential information. Under his employment agreement, Mr. Conlon will be deemed to be terminated without cause if he is terminated for any reason other than fraud, conviction to or plea of nolo centendere (or other similar plea) to a felony or crime involving moral turpitude, dishonesty, incompetence, willful misconduct, willful violation of any law, rule or regulation or breach of fiduciary duty involving personal profit, illegal use of drugs, unauthorized use of any of our trade secrets or confidential information, or willful failure to properly perform the duties assigned to him or execute or comply with Company policies. Under the employment agreements, the Executive Employees will be deemed to be disabled if he has been unable to perform his duties to the Company due to mental or physical incapacity for a period of six months or for any 100 working days out of a consecutive twelve month period. Each Executive Employee and his spouse will receive lifetime medical benefits, whether terminated with or without cause or due to the executive’s death or disability, subject to certain exemptions.

Potential Section 280G Cutback. Each of Messrs. Sindelar, Conlon and Sax’s respective Amended and Restated Executive Employment Agreements contains a “best-net” provision, which provides that if Section 280G of the Code would apply to payments the Executive Employee has received or will receive in conjunction with the change in control (including, without limitation, those made under the Amended and Restated Executive Employment Agreement), and such payments would trigger an excise tax on “excess parachute payments,” then those payments are subject to a reduction in order to avoid application of that excise tax, but only if the reduction would result in a greater net after-tax amount paid to the Executive Employee.

Non-Competition Clause. As a condition of receiving the benefits described above, the respective Amended and Restated Executive Employment Agreements of Messrs. Sindelar and Sax provide that, during the Executive Employee’s employment and for a period of 36 months following termination of the Executive Employee’s employment for any reason, the Executive Employee may not compete with Viasystems, divert business from Viasystems or solicit customers or employees of Viasystems. Mr. Conlon’s employment agreement preserves the non-competition and non-solicitation obligations contained in his previously existing employment agreement, which provide that (1) if terminated (a) by Viasystems for cause or (b) through voluntary termination (except a voluntary termination for good reason during the Protection Period), Mr. Conlon shall not compete with Viasystems for one year and (2) if terminated (a) by Viasystems without cause or as a result of total disability or (b) by Mr. Conlon for good reason during the Protection Period, Mr. Conlon shall not compete with Viasystems for 18 months.

Other Agreements

We entered into employment agreements with Mr. Barber (in 2000) and Mr. Kampf (in 2002). Under the agreements, if the executive is terminated without cause, and for Mr. Barber, if the executive terminates his employment due to death or disability, the executive (or his estate, heirs or beneficiary, as applicable) will be entitled to continuation of (i) his base salary and health insurances for a period of twelve months, (ii) a pro rata portion of any AICP award he is eligible to receive for the final calendar year of his employment, and (iii) for Mr. Barber only, continuation of his automobile allowance for a period of twelve months.

Under their agreements, each of Mr. Barber and Mr. Kampf will be deemed to be terminated without cause if he is terminated for any reason other than fraud, dishonesty, competition with us, unauthorized use of any of our trade secrets or confidential information, insubordination or failure to properly perform the duties assigned to him, in our reasonable judgment.

The employment arrangements of each of Mr. Barber and Mr. Kampf include a non-compete covenant of one year and a non-disclosure covenant. The potential payments under the agreements to each of Mr. Barber and Mr. Kampf are conditioned upon the executive executing a separation agreement acceptable to us that includes a release of claims against us and a covenant not to compete.

Transaction Bonus Pool

On September 21, 2014, in order to properly incent certain key employees to work toward the goal of consummating the Merger, the Board approved a transaction bonus pool (the “Transaction Bonus Pool”) from which cash bonus payments will be made to designated officers and key employees of Viasystems and its subsidiaries upon consummation of the Merger. In order to be entitled to receive a cash bonus payment, the participant must remain an employee of Viasystems or one of its subsidiaries through the date of the consummation of the Merger. This cash bonus pool has not yet been allocated to specific employees but represents additional payments expected to be made in connection with the Merger. The Transaction Bonus Pool payments are “single trigger”. Any portion of the $1,189,150 available in the Transaction Bonus Pool may be allocated to any officer or key employee of Viasystems.

2010 Equity Incentive Plan

Our 2010 Plan was approved by our stockholders in June 2010 and is administered by our Compensation Committee. The 2010 Plan permits awards of stock options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation. The maximum number of Shares that may be issued pursuant to equity awards under the 2010 Plan is 4,600,000 and no participant may receive awards for more than 1,000,000 Shares each year. Options granted under the 2010 Plan are required to have an exercise price of not less than the fair market value of our Shares on the grant date. In the event of a change in control, the Compensation Committee has the discretion to accelerate the exercisability or vesting of the awards under the 2010 Plan.

Under the 2010 Plan, change in control is defined as:

•	any person becoming the beneficial owner of a majority of our Shares;

•	when a majority of our directors were not directors when the 2010 Plan was enacted, or were not approved by a vote of at least two-thirds of the directors who were serving on the Board at the time the plan was enacted;

•	a reorganization, merger, or consolidation or sale or other disposition of substantially all of the assets of the Company, unless holders of our voting stock immediately prior to the transaction beneficially own more than 50% of the combined voting power of the surviving entity; or

•	our stockholders approve a complete liquidation or dissolution of the Company, the sale or disposition of all or substantially all of the assets of the Company (and such transaction is consummated) or a going private transaction which will result in the Shares no longer being publicly traded (and such transaction is consummated).

Under our outstanding stock option, restricted stock and performance share unit award agreements, the unvested portion of the stock option, restricted stock and performance share unit awards vest and become fully exercisable immediately prior to a change in control. Under the stock option award agreement, any such stock options will remain exercisable for 90 days after the change in control and will terminate and be forfeited thereafter. In addition, under the stock option award agreement, the stock options will vest on a pro rata basis of the ratio of the number of complete months of service divided by 36, if the option holder’s service to the Company terminates due to death or disability prior to the first anniversary of the date of grant. Under our outstanding restricted stock and 2012 performance share unit agreements, if the employee is involuntarily terminated, the restricted stock or performance share units that have not yet vested as of the employee’s termination will vest by calculating the product of (a) 0.083, (b) the total number of calendar quarter-ends that have passed starting from the date the award was made and ending on the date the employee was terminated and (c) the number of shares of restricted stock or performance share units granted under the agreement.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2014, with respect to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Shares That Have Not	Market Value of Shares that Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Un-exercisable	Price ($)	Date	Vested (#)(1)	Vested ($)(2)	Vested ($)(3)	Vested ($)(2)
David M. Sindelar	239,945	—	21.88	5/11/2017	—	—	—	—
	131,153	—	20.38	2/08/2018	—	—	—	—
	95,701	—	18.42	2/07/2019	—	—	—	—
	—	—	—	—	49,765	810,174	—	—
	—	—	—	—	—	—	49,765	810,174
	—	—	—	—	—	—	147,495	2,401,219
	—	—	—	—	—	—	83,150	1,353,682

Timothy L. Conlon	114,280	—	21.88	5/11/2017	—	—	—	—
	65,577	—	20.38	2/08/2018	—	—	—	—
	45,241	—	18.42	2/07/2019	—	—	—	—
	—	—	—	—	23,525	382,987	—	—
	—	—	—	—	—	—	23,525	382,987
	—	—	—	—	—	—	69,725	1,135,123
	—	—	—	—	—	—	39,307	639,918

Gerald G. Sax	10,455	—	150.99	8/08/2015	—	—	—	—
	85,695	—	21.88	5/11/2017	—	—	—	—
	39,346	—	20.38	2/08/2018	—	—	—	—
	27,840	—	18.42	2/07/2019	—	—	—	—
	—	—	—	—	14,477	235,686	—	—
	—	—	—	—	—	—	14,477	235,686
	—	—	—	—	—	—	42,908	698,542
	—	—	—	—	—	—	24,189	393,797

Brian W. Barber	4,182	—	150.99	2/06/2017	—	—	—	—
	3,345	—	150.99	11/1/2017	—	—	—	—
	42,847	—	21.88	5/11/2017	—	—	—	—
	28,854	—	20.38	2/08/2018	—	—	—	—
	22,620	—	18.42	2/07/2019	—	—	—	—
	—	—	—	—	11,763	191,502	—	—
	—	—	—	—	—	—	11,763	191,502
	—	—	—	—	—	—	34,863	507,570
	—	—	—	—	—	—	19,654	319,967

Richard B. Kampf	4,182	—	150.99	2/06/2017	—	—	—	—
	3,345	—	150.99	11/1/2017	—	—	—	—
	42,847	—	21.88	5/11/2017	—	—	—	—
	28,854	—	20.38	2/08/2018	—	—	—	—
	22,620	—	18.42	2/07/2019	—	—	—	—
	—	—	—	—	11,763	191,502	—	—
	—	—	—	—	—	—	11,763	191,502
	—	—	—	—	—	—	34,863	567,570
	—	—	—	—	—	—	19,654	319,967

(1)	All outstanding shares of restricted stock vest on the third anniversary of the grant date.
(2)	Market value of restricted stock and performance share units reflects a per share price of $16.28 which was the fair market value on December 31, 2014. The value of performance share units assumes vesting at target. All restricted stock awards outstanding at December 31, 2014, vested on February 7, 2015 in accordance with their original vesting schedule.
(3)	Performance share units granted in 2014, 2013 and 2012 may be vested from 0% to 171%, 166% and 200%, respectively, based on the achievement of the underlying performance measures. Performance share units vest following the completion of the requisite service period, which, for all outstanding performance share units as of December 31, 2014, is three years from the underlying grant date.

Options Exercised and Stock Vested

None of our named executive officers exercised any stock options in 2014. Shares of restricted stock previously awarded to our named executive officers vested during 2014 as set forth in the table below.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David M. Sindelar	—	—	61,335	797,355
Timothy L. Conlon	—	—	30,667	398,671
Gerald G. Sax	—	—	18,400	239,200
Brian W. Barber	—	—	13,494	175,422
Richard B. Kampf	—	—	13,494	175,422

(1)	Represents shares of restricted stock that were granted during 2011 and vested during 2014.

Pension Benefits

None of our named executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits.

Nonqualified Deferred Compensation

In 2011, we established our Savings Restoration Plan which provides for the deferral of compensation to certain domestic employees who are not eligible to receive the full Matching Contribution due to limitations imposed by the Internal Revenue Code. The Savings Restoration Plan also allows for the voluntary deferral of certain compensation by eligible employees to be held in trust by the Company. The following table sets forth certain information with respect to nonqualified deferred compensation plans for our Chief Executive Officer, Chief Financial Officer and our three other highest compensated executive officers.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in 2014 ($)	Company Contributions in 2014 ($)	Aggregate Earnings in 2014 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2014 ($)
David M. Sindelar	—	47,400	3,835	—	216,716
Timothy L. Conlon	110,000	25,200	(4,444)	—	574,113
Gerald G. Sax	20,606	13,159	5,526	—	158,758
Brian W. Barber	70,434	10,110	3,136	—	165,769
Richard B. Kampf	10,565	10,110	3,552	—	73,392

Potential Payments Upon Termination or Change in Control

The following table quantifies potential compensation that would become payable to each of our named executive officers under employment and equity award agreements and Company plans and policies (as in effect on December 31, 2014) if their employment had terminated or a change in control event had occurred on December 31, 2014, using the executive officer’s base salary and the closing price of our common stock on December 31, 2014, and assuming a 100% payout under our AICP for 2014. For additional information regarding (i) the circumstances in which our executive officers would be entitled to severance compensation, see “—Employment Agreements” above and (ii) the acceleration of vesting of equity awards, see “—2010 Equity Incentive Plans” above. Due to the factors that may affect the amount of any benefits provided upon the events described below, any actual amounts paid or payable may be different than those shown in this table. Factors that could affect these amounts include the date the termination or change in control event occurs, the base salary of an executive on the date of termination of employment or change in control and the price of our common stock when the termination or change in control event occurs.

	Cash Severance	Acceleration of Equity Awards		Benefits and Perquisites	Total
David M. Sindelar
Voluntary Termination	$—	$2,672,110	(2)	$—	$2,672,110	(1)
Termination For Cause	—	2,672,110	(2)	—	2,672,110	(1)
Termination Without Cause	2,760,000	2,672,110	(2)	250,152	5,682,262	(1)
Death or Disability	2,760,000	4,383,179	(2)	250,152	7,393,331	(1)
Termination Without Cause or For Good Reason Following Change in Control	4,330,850	4,565,075	(2)	297,278	9,193,203	(1)
Timothy L. Conlon
Voluntary Termination	$—	$1,261,788	(2)	$—	$1,261,788	(1)
Termination For Cause	—	1,261,788	(2)	—	1,261,788	(1)
Termination Without Cause	825,000	1,261,788	(2)	145,730	2,232,518	(1)
Death or Disability	825,000	2,070,654	(2)	145,730	3,041,384	(1)
Termination Without Cause or For Good Reason Following Change in Control	1,100,000	2,158,028	(2)	153,080	3,411,108	(1)
Gerald G. Sax
Voluntary Termination	$—	$776,487	(2)	$—	$776,487	(1)
Termination For Cause	—	776,487	(2)	—	776,487	(1)
Termination Without Cause	1,053,660	776,487	(2)	96,333	1,926,480	(1)
Death or Disability	1,053,660	1,092,339	(2)	96,333	2,424,247	(1)
Termination Without Cause or For Good Reason Following Change in Control	1,404,880	1,263,214	(2)	82,576	2,815,481	(1)
Brian W. Barber
Voluntary Termination	$—	$630,910	(2)	$—	$630,910
Termination With Cause	—	630,910	(2)	—	630,910
Termination Without Cause	600,270	630,910	(2)	24,630	1,255,810
Death or Disability	600,270	1,035,352	(2)	24,630	1,660,252
Termination Without Cause or For Good Reason Following Change in Control	600,270	1,079,038	(2)	24,630	1,703,938
Richard B. Kampf
Voluntary Termination	$—	$630,910	(2)	$—	$630,910
Termination With Cause	—	630,910	(2)	—	630,910
Termination Without Cause	600,270	630,910	(2)	20,056	1,251,236
Death or Disability	—	1,035,352	(2)	—	1,035,352
Termination Without Cause or For Good Reason Following Change in Control	600,270	1,079,038	(2)	20,056	1,699,364

(1)	Plus lifetime medical benefits.
(2)	Includes the value of performance share units assuming they vest at target, unless the actual performance achieved is known.

DIRECTOR COMPENSATION

The Company pays the following director fees: the Chairman of the Board receives an annual fee of $120,000; directors (other than the Chairman) who are not executive officers receive an annual fee of $60,000 (“Board Cash Retainer”); each Audit Committee, Compensation Committee and Nominating and Governance Committee member receives an additional annual fee of $15,000, $12,500 and $10,000, respectively; and the chairman of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee receives an additional fee of $15,000, $12,500 and $10,000, respectively. In addition, directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings of the Board and its committees.

Upon reelection to the Board at each annual stockholder’s meeting, directors will receive an annual grant of restricted stock under the 2010 Plan in the amount of the number of shares equal to the quotient of $150,000 divided by the price that the Company’s stock closes on the day of that annual meeting. These shares of restricted stock will vest three years from the date of the grant subject to certain acceleration provisions. Directors will also be required to achieve and maintain share ownership guidelines equal to five times the Board Cash Retainer (i.e., $300,000). These guidelines must be achieved within five years of election to the Board.

The following table provides compensation information for our non-employee directors in 2014.

DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED DECEMBER 31, 2014

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Michael D. Burger	$85,000	$150,000	$233,125
Robert F. Cummings, Jr.	82,500	150,000	232,500
Kirby A. Dyess	95,000	150,000	245,000
Peter Frank	60,000	150,000	210,000
Jack D. Furst	60,000	150,000	210,000
Edward Herring	60,000	150,000	210,000
William A. Owens	85,000	150,000	235,000
Dominic J. Pileggi	87,500	150,000	237,500
Christopher J. Steffen	182,500	150,000	332,500
David D. Stevens	87,500	150,000	237,500

(1)	At the close of market on May 6, 2014, each director then serving was granted 12,690 shares of restricted stock. The dollar amounts represent the aggregate grant date fair value of restricted stock awards in accordance with ASC Topic 718. See note 15 to the consolidated financial statements in Part 2 of this Annual Report on Form 10-K for the year ended December 31, 2014 for a description of the assumptions used in determining the accounting expense associated with these awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of the Company’s Shares as of December 31, 2014 by:

•	each beneficial owner of more than five percent of the Company’s Shares;

•	each member of the Board and each of our named executive officers; and

•	all members of the Board and executive officers as a group.

Beneficial ownership is determined under rules of the SEC and generally includes any Shares over which a person exercises sole or shared voting or investment power. The table also includes the number of Shares underlying options that will be exercisable within 60 days of the date of this proxy statement. Unless otherwise indicated and subject to community property laws where applicable, the Company believes that each of the stockholders named in the following table has sole voting and investment power with respect to the Shares beneficially owned.

The information in the following table regarding beneficial ownership of Shares held by entities known by the Company to beneficially own 5% or more of the Company’s Shares is included in reliance on a report filed by each entity with the SEC, except that the percentage is based on the Company’s calculations made in reliance on the number of Shares reported to be beneficially owned by the entity in such report and the number of Shares outstanding on December 31, 2014.

	Shares of Viasystems Common Stock
Name of Beneficial Owner	Number	Percentage
5% Stockholders:
Hicks Muse Entities (1) c/o HM Capital Partners 200 Crescent Court, Suite 1600 Dallas, TX 75201	9,982,135	47.7%
Black Diamond Entities (2) c/o Black Diamond Capital Management, L.L.C. One Sound Share Drive, Suite 200 Greenwich, CT 06830	3,984,941	19.0
Dimensional Fund Advisors LP (3) 6300 Bee Cave Road Building One Austin, TX 78746	1,512,967	7.3
Executive Officers and Directors:
Brian W. Barber (4)(5)	133,803	*
Michael D. Burger (4)	54,411	*
Timothy L. Conlon (4)(5)(6)	294,967	1.4
Robert F. Cummings, Jr. (4)	38,246	*
Kirby A. Dyess (4)(7)	39,828	*
Peter Frank (4)	38,246	*
Jack D. Furst (4)	38,246	*
Edward Herring (4)	38,246	*
Richard B. Kampf (4)(5)	139,444	*
William A. Owens (4)	31,871	*
Dominic J. Pileggi (4)	33,390	*
Gerald G. Sax (4)(5)	230,491	1.1
David M. Sindelar (4)(5)(8)	619,932	2.9
Christopher J. Steffen (4)(5)	56,429	*
David D. Stevens (4)	31,871	*
All executive officers and directors as a group (15 persons)	1,819,421	8.3

*	Represents beneficial ownership of less than 1.0% of the outstanding shares of Viasystems common stock.
(1)	These figures include:

•	8,189,803 shares of Viasystems common stock held of record by Hicks, Muse, Tate & Furst Equity Fund III, L.P., a limited partnership, of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of Hicks, Muse & Co. Partners, L.P.

•	222,120 shares of Viasystems common stock held of record by HM3 Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse Fund III Incorporated, an affiliate of Hicks, Muse & Co. Partners, L.P.

•	1,425,833 shares of Viasystems common stock held of record by Hicks, Muse & Co. Partners, L.P. Equity Fund IV (1999), L.P., a limited partnership of which the ultimate general partner is Hicks, Muse (1999) Fund IV, LLC, an affiliate of Hicks, Muse & Co. Partners, L.P.

•	75,912 shares of Viasystems common stock held of record by Hicks, Muse PG- IV (1999), C.V., of which the ultimate general partner is HM Fund IV Cayman, LLC, an affiliate of Hicks, Muse & Co. Partners, L.P.

•	35,064 shares of Viasystems common stock held of record by HM 4-P (1999) Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse (1999) Fund IV, LLC, an affiliate of Hicks, Muse & Co. Partners, L.P.

•	23,303 shares of Viasystems common stock held of record by HM 4-EQ (1999) Coinvestors, L.P., a limited partnership of which the ultimate general partner is Hicks, Muse (1999) Fund IV, LLC, an affiliate of Hicks, Muse & Co. Partners, L.P.

•	10,100 shares of Viasystems common stock held of record by Hicks, Muse & Co. Partners, L.P. Private Equity Fund IV (1999), L.P., a limited partnership of which the ultimate general partner is Hicks, Muse (1999) Fund IV, LLC, an affiliate of Hicks, Muse & Co. Partners, L.P.

Each of the above entities disclaims beneficial ownership of shares of Viasystems common stock except to the extent of each entity’s pecuniary interest in such shares of Viasystems common stock.

(2)	These figures include:

•	2,632,918 shares of Viasystems common stock held of record by GSC Recovery II, L.P., a limited partnership of which the ultimate general partner is GSC Recovery II GP, L.P., an affiliate of Black Diamond Capital Management, L.L.C.

•	1,352,023 shares of Viasystems common stock held of record by GSC Recovery IIA, L.P., a limited partnership of which the ultimate general partner is GSC Recovery IIA GP, L.P., an affiliate of Black Diamond Capital Management, L.L.C.

Each of the above entities disclaims beneficial ownership of shares of Viasystems common stock except to the extent of each entity’s pecuniary interest in such shares of Viasystems common stock.

(3)	According to a Schedule 13G filed by Dimensional Fund Advisors LP (“Dimensional”) with the SEC on February 10, 2014, Dimensional, as an investment advisor, has voting power and dispositive power with respect to 1,499,113 and 1,526,971 shares of Viasystems common stock, respectively.
(4)	Includes shares of Viasystems restricted stock for which the executive officer or director has sole voting power, but no dispositive power, as follows: Mr. Barber (11,763 shares), Mr. Burger (31,390 shares), Mr. Conlon (23,525 shares), Mr. Cummings (31,390 shares), Ms. Dyess (31,390 shares), Mr. Frank (31,390 shares), Mr. Furst (31,390 shares), Mr. Herring (31,390 shares), Mr. Kampf (11,763 shares), Mr. Owens (31,871 shares), Mr. Pileggi (31,390 shares), Mr. Sax (14,477 shares), Mr. Sindelar (49,765 shares), Mr. Steffen (31,390 shares) and Mr. Stevens (31,871 shares).
(5)	Includes shares of Viasystems common stock that may be acquired pursuant to stock options exercisable within 60 days, as follows: Mr. Barber (101,848 shares), Mr. Conlon (225,078 shares), Mr. Kampf (101,848 shares), Mr. Sax (163,336 shares) and Mr. Sindelar (466,799 shares).
(6)	Includes 7,500 shares of Viasystems common stock held by the Conlon Family Limited Partnership, of which Mr. Conlon is a general partner. Mr. Conlon disclaims beneficial ownership of the shares of Viasystems common stock held by the Conlon Family Limited Partnership except to the extent of his pecuniary interest in such shares of Viasystems common stock.
(7)	Includes 1,119 shares of Viasystems common stock held in trust for Ms. Dyess and her family. Ms. Dyess is a trustee of the trust and is therefore deemed to have sole voting and dispositive power over the shares of Viasystems common stock held in the trust.
(8)	Includes 12,300 shares of Viasystems common stock held in trust for James G. Sindelar and 12,300 shares of Viasystems common stock held in trust for Lauren L. Sindelar. Mr. Sindelar is the trustee of both trusts and is therefore deemed to have sole voting and dispositive power over the shares of Viasystems common stock held in the trust.

EQUITY COMPENSATION PLAN INFORMATION

We currently maintain two equity compensation plans for the benefit of our employees and directors: the 2003 Plan and the 2010 Plan. Both plans were approved by our stockholders. The 2003 Plan expired in January 2013, and no new awards will be granted under the 2003 Plan; however, options previously granted under the 2003 Plan may still be exercised up until they expire or are forfeited under the terms of the underlying agreements governing such grants. The following table sets forth certain information as of December 31, 2014.

Plan Category	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise	Weighted- Average Exercise Price		Number of Securities Available for Future Issuance
Equity compensation plans approved by stockholders	1,770,720		$23.40	440,276	(1)

Equity compensation plans not approved by stockholders	N/A	$	N/A	N/A

(1)	Assumes performance share units will vest at their maximum level.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Dissolution of VG Holdings

On June 30, 2013, VG Holdings, LLC, an entity that held approximately 75% of our common stock, completed a mandatory distribution of its ownership of the Company to its respective owners, which included affiliates of Hicks, Muse & Co Partners, L.P., affiliates of Black Diamond Capital Management, L.L.C. and others, and dissolved in accordance with its governing documents. As a result of this transaction, the stockholder agreement by and between us and VG Holdings, LLC was effectively terminated.

Related Person Transaction Policy

We have adopted a Related Person Transaction Policy pursuant to which transactions in which we participate and a “related person” has a material direct or indirect interest must be reviewed and approved or ratified by the Audit Committee. A “related person” means: each director and executive officer of Viasystems; any director nominee; any greater than five percent stockholder; any immediate family member of any of the foregoing; and any company or other entity that employs or is controlled by any of the foregoing, or in which any of them have a material ownership or financial interest.

Generally under the Related Person Transaction Policy, any director, executive officer or nominee who intends to enter into a related person transaction, and any employee of Viasystems who intends to cause Viasystems to enter into a related person transaction, is required to disclose all material facts regarding the proposed transaction to the Audit Committee.

The transaction will be reviewed by the Audit Committee and, in its discretion, approved or ratified. The Audit Committee considers, in light of the relevant facts and circumstances, whether the transaction is consistent with the best interests of the Company. It may consider the relationship of the related person with Viasystems, the materiality or significance of the transaction to Viasystems and the related person, the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to Viasystems on an arm’s-length basis and the impact of the transaction on our business and operations. The Related Person Transaction Policy is available on our website at www.viasystems.com.

Item 14.	Principal Accountant Fees and Services

AUDIT COMMITTEE REPORT

The Audit Committee, which is comprised entirely of independent directors, as determined by the Board in accordance with the NASDAQ listing requirements and applicable federal securities laws, serves as an independent and objective party to assist the Board in fulfilling its oversight responsibilities including overseeing (i) the integrity of our financial statements, (ii) our compliance with legal, ethical and regulatory requirements, (iii) the independence, qualifications, engagement, compensation and performance of our independent registered public accounting firm, (iv) the performance of our internal audit function, (v) our systems of internal control over financial reporting, (vi) risk management and (vii) application of our related person transaction policy.

The Company’s independent registered public accounting firm, Ernst & Young, is responsible for performing an independent audit of the consolidated financial statements of the Company and expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the United States, as well as expressing an opinion (pursuant to Section 404 of the Sarbanes-Oxley Act of 2002) on the effectiveness of internal control over financial reporting.

The members of the Audit Committee are not professional accountants or auditors, and their functions are not intended to duplicate or to certify the activities of management and the independent registered public accounting firm, nor can the Audit Committee certify that the Company’s registered public accounting firm is independent under applicable rules. The Audit Committee serves a board-level oversight role, in which it provides advice, counsel and direction to management and the independent registered public accounting firm on the basis of the information it receives, discussions with management and the independent registered public accounting firm, and the experience of the Audit Committee’s members in business, financial and accounting matters.

In the first quarter of 2015, the Audit Committee reviewed and discussed the audited financial statements for the year ended December 31, 2014 with management and the independent registered public accounting firm, Ernst & Young. As required by the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), including PCAOB Interim Auditing Standard AU Section 380, Communication with Audit Committees, the rules of the Securities and Exchange Commission and other applicable regulations, the Audit Committee also discussed with the independent registered public accounting firm matters relating to its independence, including a review of audit and non-audit fees and the written disclosures and letter received by the Audit Committee from Ernst & Young.

Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the audited financial statements be included in Part II of this Annual Report on Form 10-K for the year ended December 31, 2014, for filing with the SEC.

Respectfully submitted,

THE AUDIT COMMITTEE OF THE BOARD OF VIASYSTEMS, INC.

/s/ Christopher J. Steffen
Christopher J. Steffen
Interim Chairman of the Audit Committee

/s/ Michael D. Burger
Michael D. Burger
Member of the Audit Committee

/s/ William A. Owens
William A. Owens
Member of the Audit Committee

/s/ Dominic J. Pileggi
Dominic J. Pileggi
Member of the Audit Committee

/s/ David D. Stevens
David D. Stevens
Member of the Audit Committee

The Audit Committee has a policy related to the review and approval of services provided by the independent registered public accounting firm. The policy requires advance approval of all audit, audit-related, tax and other services, including specifically defined permitted non-audit services, to be performed by our independent auditor. Unless the specific service has been previously preapproved, the Audit Committee must approve the service before our independent registered public accounting firm is engaged to perform it.

All fees billed by Ernst & Young LLP for all services rendered during the years ended December 31, 2014 and 2013, are summarized in the following table (in thousands):

	Year ended December 31,
	2014	2013
Audit fees (1)	$2,289	$2,036
Audit-related fees (2)	3	3
Tax fees (3)	99	209
All other fees	—	—

Total	$2,391	$2,248

(1)	Audit fees include the fees paid for the annual audit, the review of quarterly financial statements, assistance with regulatory and statutory filings and the audit of Viasystems’ internal control over financial reporting.
(2)	In 2014 and 2013, these fees included the annual audit of an employee benefit plan.
(3)	Tax fees include fees for tax compliance, tax advice and tax planning.

During 2014, the Audit Committee reviewed and approved all services provided by the independent registered public accounting firm. Additionally, the Audit Committee considered and concluded that all the services provided by the independent registered public accounting firm were compatible with maintaining the auditor’s independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2015.

Viasystems Group, Inc.

/s/ David M. Sindelar	/s/ Gerald G. Sax
David M. Sindelar	Gerald G. Sax
Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Christopher R. Isaak
Christopher R. Isaak
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March, 2015.

/s/ Christopher J. Steffen Christopher J. Steffen	Chairman of the Board of Directors

/s/ Jack D. Furst Jack D. Furst	Director

/s/ Edward Herring Edward Herring	Director

/s/ Robert F. Cummings, Jr. Robert F. Cummings, Jr.	Director

/s/ Peter Frank Peter Frank	Director

/s/ Kirby Dyess Kirby Dyess	Director

/s/ William A. Owens William A. Owens	Director

/s/ Michael Burger Michael Burger	Director

/s/ Dominic J. Pileggi Dominic J. Pileggi	Director

/s/ David D. Stevens David D. Stevens	Director

/s/ David M. Sindelar David M. Sindelar	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy L. Conlon Timothy L. Conlon	President, Chief Operating Officer and Director

/s/ Gerald G. Sax Gerald G. Sax	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Christopher R. Isaak Christopher R. Isaak	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

The following exhibits are filed as part of this Form 10-K or incorporated by reference herein:

Exhibit No.	Exhibit Description

2.1(4)	Agreement and Plan of Merger, dated as of October 6, 2009, among Viasystems Group, Inc., Maple Acquisition Corp., and Merix Corporation (included as Annex A to the proxy statement/prospectus).

2.2(17)	Agreement and Plan of Merger by and among DDi, Viasystems and Merger Sub, dated as of April 3, 2012.

2.3(35)	Agreement and Plan of Merger, dated as of September 21, 2014, among Viasystems Group, Inc., TTM Technology Inc. and Vector Acquisition Corp.

3.1(7)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.

3.2(7)	Second Amended and Restated Bylaws of Viasystems Group, Inc.

4.1(7)	Specimen Common Stock Certificate.

4.2(2)	Indenture dated May 16, 2006 between Merix Corporation and U.S. Bank National Association as trustee.

4.3(2)	Form of 4% Convertible Senior Subordinated Note Due 2013 (included in Section 2.2 of the Indenture filed as Exhibit 4.6 hereto).

4.4(7)	First Supplemental Indenture dated as of February 16, 2010 among Viasystems Group, Inc., Merix Corporation and U.S. Bank National Association, as trustee.

4.5(20)	Indenture, dated as of April 30, 2012, among Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

4.6(20)	Supplemental Indenture, dated as of May 2, 2012, among Viasystems Group, Inc., Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

4.7(21)	Second Supplemental Indenture, dated as of June 27, 2012, among Viasystems Group, Inc., Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

4.8(33)	Third Supplemental Indenture, dated as of April 9, 2014, among Viasystems Group, Inc., Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

4.9(34)	Fourth Supplemental Indenture, dated as of April 15, 2014, among Viasystems Group, Inc., Viasystems, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee.

10.1(1)*	Viasystems Group, Inc. 2003 Stock Option Plan.

10.2(10)*	Viasystems Group, Inc. 2010 Equity Incentive Plan (included as Appendix A to Proxy Statement/Prospectus).

10.3(11)*	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Award Agreement.

10.4(11)*	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement.

10.5(15)*	Viasystems Group, Inc. Non-Qualified Deferred Compensation Plan.

10.6(16)*	Viasystems Group, Inc. Annual Incentive Compensation Plan.

10.7(1)*	Amended and Restated Executive Employment Agreement, dated October 13, 2003, among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp., L.L.C., the other subsidiaries party thereto, and David M. Sindelar.

10.8(1)*	Amended and Restated Executive Employment Agreement, dated January 31, 2003, among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp., L.L.C., and Timothy L. Conlon.

10.9(12)*	Amended and Restated Executive Employment Agreement, dated as of August 15, 2005, by and among Viasystems Group, Inc., Viasystems, Inc., the other subsidiaries of Viasystems Group, Inc. set forth on the signature page thereto and Gerald G. Sax.

10.10(13)*	Agreement, dated as of October 3, 2002, by and between Viasystems Technologies Corp., L.L.C. and Richard B. Kampf.

10.11(13)*	Agreement, dated as of January 31, 2000, by and between Viasystems Group, Inc. and Brian Barber.

10.12(4)	Recapitalization Agreement, dated as of October 6, 2009, by and among Viasystems Group, Inc., Hicks, Muse, Tate & Furst Equity Fund III, LP and certain of its affiliates, GSC Recovery II, L.P. and certain of its affiliates, and TCW Shared Opportunities Fund III, L.P.

10.13(4)	Note Exchange Agreement, dated as of October 6, 2009, by and among Viasystems Group, Inc., Maple Acquisition Corp., and the entities listed on Schedule I attached thereto.

10.15(5)	Collateral Trust Agreement, dated as of November 24, 2009, among Viasystems, Inc., the guarantors named therein, Wilmington Trust FSB, as trustee and collateral trustee, and the other party lien representatives from time to time party thereto.

10.16(8)	Loan and Security Agreement, dated as of February 16, 2010, by and among Viasystems Technologies Corp., L.L.C. and Merix Corporation, as borrowers, and Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as guarantors, the lenders and issuing bank from time to time party thereto, Wachovia Capital Finance Corporation (New England), as administrative agent, and Wells Fargo Capital Finance, LLC, as sole lead arranger, manager and bookrunner.

10.17(9)	Amendment No. 1 to Loan and Security Agreement, dated as of March 24, 2010, by and among Viasystems Technologies Corp., L.L.C. and Merix Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wachovia Capital Finance Corporation (New England), as Agent and Lender.

10.18(15)	Amendment No. 2 to Loan and Security Agreement and Waiver, dated as of August 2, 2011, but effective as of June 30, 2011, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.19(16)	Amendment No. 3 to Loan and Security Agreement and Waiver, dated as of December 8, 2011, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.20(18)	Amendment No. 4 to Loan and Security Agreement, dated as of April 3, 2012, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.21(19)	Amendment No. 5 to Loan and Security Agreement, dated as of April 16, 2012, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.22(22)	Amendment No. 6 to Loan and Security Agreement and Waiver, dated as of April 30, 2012, by and among Viasystems Technologies, Corp., L.L.C. and Viasystems Corporation, as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.23(23)	Amendment No. 7 to Loan and Security Agreement and Waiver, dated as of December 28, 2012, by and among Viasystems Technologies Corp., L.L.C., Viasystems Corporation, Viasystems North America, Inc., DDi Intermediate Holdings Corp., DDi Capital Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., Coretec Holdings Inc., DDi Cleveland Holdings Corp., DDi Denver Corp., Coretec Building Inc., DDi Cleveland Corp., and Trumauga Properties, Ltd., as Borrowers, Viasystems, Inc., Viasystems International, Inc. and Merix Asia, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.24(20)	Collateral Trust Agreement, dated as of April 30, 2012, among Viasystems, Inc., the guarantors named therein, Wilmington Trust, National Association as trustee and collateral trustee, and the other parity lien representatives from time to time party thereto.

10.25(20)	Intercreditor Agreement, dated as of April 30, 2012, among Viasystems, Inc., the grantors named therein, Wells Fargo Capital Finance, LLC, in its capacity as collateral agent for the First Lien Claimholders and Wilmington Trust, National Association, in its capacity as collateral trustee for the Second Lien Claimholders.

10.26(9)	English translation of the Zhongshan 2010 Credit Facility Contract, dated as of March 26, 2010, by and between Kalex Multi-Layer Circuit Board (Zhongshan) Limited, as Borrower, and China Construction Bank Zhongshan Branch, as Lender.

10.27(14)	English translation of the renewal of the Zhongshan 2010 Credit Facility Contract, dated as of March 25, 2011, by and between Kalex Multi-Layer Circuit Board (Zhongshan) Limited, as Borrower, and China Construction Bank Zhongshan Branch, as Lender and Amendment No. 1 thereto, dated as of March 28, 2011.

10.28(22)	English translation of the renewal of the Zhongshan 2010 Credit Facility Contract, dated as of April 26, 2012, by and between Kalex Multi-Layer Circuit Board (Zhongshan) Limited, as Borrower, and China Construction Bank Zhongshan Branch, as Lender and Amendment No. 2 thereto, dated as of April 26, 2012.

10.29(3)	English translation of the Huiyang 2009 Foreign Exchange Loan, dated June 26, 2009, by and between Merix Printed Circuits Technology Limited and Industrial and Commercial Bank of China, Limited.

10.30(3)	English translation of the Maximum Amount Mortgage Agreement, dated June 26, 2009, by and between Merix Printed Circuits Technology Limited and Industrial and Commercial Bank of China, Limited.

10.31(6)	English translation of the Lease Agreement on Tong Fu Kang Plant Building (Building A, Shenzhen), dated as of October 26, 2006, by and between Shenzhen Tong Fu Kang Industry Development Co., Ltd and Viasystems Chang Yuan EMS (Shenzhen) Co., Ltd (now known as Viasystems EMS (Shenzhen) Co., Ltd).

10.32(16)	English translation of the Lease Agreement on Tong Fu Kang Plant Building (Building A, Shenzhen), dated as of May 25, 2011, by and between Shenzhen Tong Fu Kang Industry Development Co., Ltd and Viasystems EMS (Shenzhen) Co., Ltd.

10.33(6)	English translation of the Lease Agreement on Tong Fu Kang Plant Building (Building D, Shenzhen), dated as of May 6, 2003, by and between Shenzhen Tong Fu Kang Industry Development Co., Ltd and Viasystems Chang Yuan EMS (Shenzhen) Co., Ltd (now known as Viasystems EMS (Shenzhen) Co., Ltd).

10.34(6)	Industrial Lease, dated as of April 16, 2008, by and between Verde 9580 Joe Rodriquez LP and Viasystems Technologies Corp., L.L.C.

10.35(6)	First Amendment to Industrial Lease, dated as of December 8, 2008, by and between Verde 9580 Joe Rodriquez LP and Viasystems Technologies Corp., L.L.C.

10.36(16)	Temporary Occupancy Agreement, dated as of June 1, 2011, by and between Verde 9580 Joe Rodriquez LP and Viasystems Technologies Corp., L.L.C.

10.37(15)	Industrial Lease Agreement, dated as of June 20, 2011, by and among Verde Libramiento Aeropuerto, LLC and International Manufacturing Solutions Operaciones, S. de R.L. de C.V.

10.38(11)	English translation of the Lease Agreement on Gutangao Factory Premises and Dormitories, dated as of January 1, 2008, by and between Desai (Huizhou) Group Company Limited and Merix Printed Circuits (Huizhou) Company Limited.

10.39(12)	English translation of the Lease Supplement, effective January 1, 2011, to the Lease Agreement on Gutangao Factory Premises and Dormitories, dated as of January 1, 2008, by and between Desai (Huizhou) Group Company Limited and Merix Printed Circuits (Huizhou) Company Limited.

10.40(11)	Lease Agreement, dated as of July 1, 1987, by and between B.S. Enterprises and Data Circuit Systems, Inc., as amended by the Lease Amendments, dated as of June 23, 2000 and July 1, 2007, concerning 335 Turtle Creek Court.

10.41(11)	Lease Agreement, dated as of September 20, 2005, by and between KML Fremont Investors LLC and Merix San Jose, Inc., concerning 340 Turtle Creek Court.

10.42(12)	Lease Amendment, dated as of October 1, 2010, to the Lease Agreement, dated as of September 20, 2005, by and between KML Fremont Investors LLC and Merix San Jose, Inc., concerning 340 Turtle Creek Court.

10.43(22)	Second Lease Amendment, dated as of July 1, 2012, to the Lease Agreement, dated as of September 20, 2005, by and between James Rando and Viasystems Corporation, concerning 340 Turtle Creek Court.

10.44(11)	Lease Agreement, dated as of January 1, 2010, by and between Gail H. Ducote, Robert D. Ducote and Merix Corporation, concerning 355 Turtle Creek Court.

10.45(22)	Lease Agreement, dated as of July 1, 2012, by and between Gail H. Ducote and Robert D. Ducote and Viasystems Corporation, concerning 355 Turtle Creek Court.

10.46(24)	Credit Agreement dated September 23, 2010, by and between DDi Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., DDi Denver Corp., and DDi Cleveland Corp., DDi Toronto Corp., the other Loan Parties thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender.

10.47(25)	First Amendment to Credit Agreement by and between DDi Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., DDi Denver Corp., and DDi Cleveland Corp., DDi Toronto Corp., the other Loan Parties thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Lender, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Lender.

10.48(24)	Pledge and Security Agreement dated September 23, 2010 by and between DDi Corp., DDi Intermediate Holdings Corp., DDi Capital Corp., DDi Global Corp., DDi Sales Corp., DDi North Jackson Corp., DDi Milpitas Corp., Coretec Holdings Inc., DDi Cleveland Holdings Corp., DDi Denver Corp., Coretec Building Inc., DDi Cleveland Corp., Trumauga Properties, Ltd. and JPMorgan Chase Bank, N.A.

10.49(24)	Pledge and Security Agreement dated as of September 23, 2010 by and between DDi Toronto Corp. and JPMorgan Chase Bank, N.A.

10.50(26)	Real Estate Sales Contract and Joint Escrow Instructions dated December 30, 2011 by and between DDi Global Corp. and Multi-Fineline Electronix, Inc.

10.51(27)	Credit Agreement, dated March 28, 2012 between DDi Global Corp. and Wells Fargo Bank, N.A.

10.52(31)	Amendment to Credit Agreement, dated as of November 1, 2012 between DDi Global Corp. and Wells Fargo Bank, N.A.

10.53(27)	Promissory Note dated March 28, 2012 by DDi Global Corp. in favor of Wells Fargo Bank, N.A.

10.54(27)	Guaranty dated March 28, 2012 by DDi Corp. in favor of Wells Fargo Bank, N.A.

10.55(27)	Deed of Trust and Assignment of Rents and Leases dated March 28, 2012 by DDi Global Corp. in favor of Wells Fargo Bank, N.A.

10.56(29)	Form of Performance Share Units Award Agreement

10.57(29)	Form of Leveraged Performance Shares Agreement dated February 5, 2013

10.58(30)	Amendment No. 8 to Loan and Security Agreement and Waiver, dated as of December 31, 2013, by and among Viasystems Technologies Corp., L.L.C., Viasystems Corporation, Viasystems Sales, Inc., DDi Cleveland Holdings Corp., Coretec Building Inc., and Trumauga Properties, Ltd. as Borrowers, Viasystems, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.59(33)	Amendment No. 9 to Loan and Security Agreement and Waiver, dated as of April 9, 2014, by and among Viasystems Technologies Corp., L.L.C., Viasystems Corporation, Viasystems Sales, Inc., DDi Cleveland Holdings Corp., Coretec Building Inc., and Trumauga Properties, Ltd. as Borrowers, Viasystems, Inc., as Guarantors, and Wells Fargo Capital Finance, LLC, as Agent and Lender.

10.60(33)*	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan Performance Share Units Award Agreement.

10.61(33)*	Form of Viasystems Group, Inc. 2010 Equity Incentive Plan 2014 Leveraged Share Units Award Agreement.

10.62(36)*	Amended and Restated Employment Agreement, dated as of April 9, 2014, by and among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC and their subsidiaries party thereto, as employer, and David M. Sindelar, as employee.

10.63(36)*	Amended and Restated Employment Agreement, dated as of April 9, 2014, by and among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC and their subsidiaries party thereto, as employer, and Gerald G. Sax, as employee.

10.64(36)*	Amended and Restated Employment Agreement, dated as of April 9, 2014, by and among Viasystems Group, Inc., Viasystems, Inc., Viasystems Technologies Corp. LLC and their subsidiaries party thereto, as employer, and Timothy L. Conlon, as employee.

14.1(37)	Code of Business Conduct and Ethics (as amended October 24, 2013).

14.2(33)	Code of Business Conduct and Ethics (as amended April 1, 2014).

21.1(28)	Subsidiaries of Viasystems Group, Inc.

23.1(28)	Consent of Ernst & Young LLP.

31.1(28)	Certification of the Principal Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2(28)	Principal Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1(28)	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101(28)	The following materials from Viasystems Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012 (ii) Consolidated Balance Sheets as of December 31, 2014 and 2013, (iii) Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Registration Statement No. 333-113664 on Form S-1/A of Viasystems Group, Inc. filed on April 28, 2004.
(2)	Incorporated by reference to the Form 8-K of Merix Corporation filed on May 16, 2006.
(3)	Incorporated by reference to the Form 8-K of Merix Corporation filed on June 30, 2009.
(4)	Incorporated by reference to the Registration Statement No. 333-163040 on Form S-4 of Viasystems Group, Inc. filed on November 12, 2009.
(5)	Incorporated by reference to the Form 8-K of Viasystems, Inc. filed on December 2, 2009.
(6)	Incorporated by reference to Registration Statement No. 333-163040 on Form S-4/A of Viasystems Group, Inc. filed on December 17, 2009.
(7)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.
(8)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on February 22, 2010.
(9)	Incorporated by reference to the Form 8-K of Viasystems Group, Inc. filed on March 30, 2010.
(10)	Incorporated by reference to the Proxy Statement of Viasystems Group, Inc. filed on April 30, 2010.

(11)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems Group, Inc. filed on May 17, 2010.
(12)	Incorporated by reference to the Annual Report on Form 10-K of Viasystems Group, Inc. filed on February 9, 2011.
(13)	Incorporated by reference to Registration Statement No. 333-172657 on Form S-3 of Viasystems Group, Inc. filed on March 7, 2011.
(14)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems Group, Inc. filed on May 3, 2011.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems Group, Inc. filed on August 10, 2011.
(16)	Incorporated by reference to the Annual Report on Form 10-K of Viasystems Group, Inc. filed on February 15, 2012.
(17)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 4, 2012.
(18)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 9, 2012.
(19)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 17, 2012.
(20)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on May 2, 2012.
(21)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on June 28, 2012.
(22)	Incorporated by reference to the Quarterly Report on Form 10-Q of Viasystems Group, Inc. filed on August 8, 2012.
(23)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on January 2, 2013.
(24)	Incorporated by reference to Form 8-K of DDi Corp. filed on September 29, 2010.
(25)	Incorporated by reference to Form 8-K of DDi Corp. filed on March 15, 2011.
(26)	Incorporated by reference to the Annual Report on Form 10-K of DDi Corp. filed on February 17, 2012.
(27)	Incorporated by reference to the Quarterly Report on Form 10-Q of DDi Corp. filed on April 25, 2012.
(28)	Filed herewith.
(29)	Incorporated by reference to Form 10-Q of Viasystems Group, Inc. filed on May 9, 2013.
(30)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on January 3, 2014.
(31)	Incorporated by reference to Form 10-K of Viasystems Group, Inc. filed on February 15, 2013.
(32)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on September 22, 2014.
(33)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 10, 2014.
(34)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on April 15, 2014.
(35)	Incorporated by reference to Form 8-K of Viasystems Group, Inc., filed on September 22, 2014.
(36)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on September 24, 2014.
(37)	Incorporated by reference to Form 10-K of Viasystems Group, Inc. filed on February 14, 2014.
*	Indicates management contract or compensatory plan or arrangement.