Form 10-Q
period 2015-03-31
VIASYSTEMS GROUP INC
filed 2015-05-06
CIK 1101169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 4, 2015, there were 20,910,641 shares of Viasystems Group, Inc.’s Common Stock outstanding.

Introductory Note

On September 21, 2014, Viasystems Group, Inc. announced that it had entered into a merger agreement with TTM Technologies, Inc. (“TTM”) and a wholly owned subsidiary of TTM. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed merger. For additional details regarding the proposed merger, see i) Note 2 to our unaudited condensed consolidated financial statements, “Merger Agreement with TTM Technologies, Inc.,” contained in Part I, Item 1, of this report and ii) “Recent Developments” contained in Part I, Item 2, of this report. Please also see “Rick Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 12, 2015.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$81,632	$71,964
Accounts receivable, net	219,865	215,784
Inventories	130,864	138,195
Prepaid expenses and other	31,671	38,694

Total current assets	464,032	464,637
Property, plant and equipment, net	409,559	415,607
Goodwill	151,283	151,283
Intangible assets, net	88,797	90,158
Deferred financing costs, net	12,356	13,115
Other assets	745	705

Total assets	$1,126,772	$1,135,505

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$1,134	$1,093
Accounts payable	174,304	175,346
Accrued and other liabilities	99,649	99,757

Total current liabilities	275,087	276,196
Long-term debt, less current maturities	612,348	612,915
Other non-current liabilities	43,835	43,730

Total liabilities	931,270	932,841

Stockholders’ equity:
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 20,903,142 and 20,921,111 shares issued and outstanding	209	209
Paid-in capital	2,402,145	2,401,505
Accumulated deficit	(2,217,765)	(2,209,279)
Accumulated other comprehensive income	6,986	6,475

Total Viasystems stockholders’ equity	191,575	198,910
Noncontrolling interest	3,927	3,754

Total stockholders’ equity	195,502	202,664

Total liabilities and stockholders’ equity	$1,126,772	$1,135,505

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$304,628	$295,912
Operating expenses:
Cost of goods sold, exclusive of items shown separately below	244,584	239,803
Selling, general and administrative	31,529	26,849
Depreciation	21,520	21,812
Amortization	1,379	1,680
Restructuring and impairment	—	273

Operating income	5,616	5,495
Other expense (income):
Interest expense, net	11,740	11,253
Amortization of deferred financing costs	759	655
Other, net	(1,527)	(1,233)

Loss before income taxes	(5,356)	(5,180)
Income taxes	2,957	4,177

Net loss	$(8,313)	$(9,357)

Less:
Net income attributable to noncontrolling interest	$173	$190

Net loss attributable to common stockholders	$(8,486)	$(9,547)

Basic loss per share	$(0.40)	$(0.47)

Diluted loss per share	$(0.40)	$(0.47)

Basic weighted average shares outstanding	21,001,444	20,268,717

Diluted weighted average shares outstanding	21,001,444	20,268,717

Comprehensive (loss) income:
Net loss	$(8,313)	$(9,357)
Change in derivatives, net of tax	511	(3,298)

Comprehensive loss	(7,802)	(12,655)

Less:
Comprehensive income attributable to noncontrolling interests	173	190

Comprehensive loss attributable to common stockholders	$(7,975)	$(12,845)

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,313)	$(9,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,899	23,492
Non-cash stock compensation expense	1,540	1,729
Amortization of deferred financing costs	759	655
(Gain) loss on disposition of assets, net	92	(1,070)
Deferred income taxes	(431)	(2,527)
Non-cash impact of exchange rate changes	(309)	(186)
Amortization of original issue premium on long term debt	(173)	—

Change in assets and liabilities:
Accounts receivable	(4,081)	(10,379)
Inventories	7,331	(3,187)
Prepaid expenses and other	7,352	521
Accounts payable	(1,042)	(26,774)
Accrued and other liabilities	616	16,300

Net cash provided by (used in) operating activities	26,240	(10,783)

Cash flows from investing activities:
Capital expenditures	(15,713)	(14,999)
Proceeds from disposals of property, plant and equipment	147	1,041

Net cash used in investing activities	(15,566)	(13,958)

Cash flows from financing activities:
Proceeds from borrowings under credit facilities and term loans	163	20,000
Repayments of borrowings under mortgages and credit facilities	(269)	(10,328)
Proceeds from exercise of stock options	215	—
Withholding taxes related to stock awards net share settlements	(1,115)	(585)
Financing and other fees	—	(19)

Net cash (used in) provided by financing activities	(1,006)	9,068

Net change in cash and cash equivalents	9,668	(15,673)

Cash and cash equivalents, beginning of the period	71,964	54,738

Cash and cash equivalents, end of the period	$81,632	$39,065

Supplemental cash flow information:
Interest paid	$176	$386

Income taxes paid, net	$6,802	$4,226

See accompanying notes to condensed consolidated financial statements.

VIASYSTEMS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

Unaudited Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Viasystems Group, Inc. and its subsidiaries (“Viasystems” or the “Company”) reflect all adjustments consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for a full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

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

The Company is a party to agreements with third parties in which the Company has agreed to indemnify such parties against certain liabilities in connection with claims by unrelated parties. At both March 31, 2015 and December 31, 2014, other non-current liabilities included $1,500 of accruals for potential claims in connection with such indemnities.

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

Earnings or Loss Per Share

The Company computes basic earnings per share by dividing its net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding during the period plus, to the extent they are dilutive, common equivalent shares (consisting primarily of employee stock options, unvested restricted stock awards and unvested performance share units). The potentially dilutive impact of the Company’s share-based compensation awards is determined using the treasury stock method.

The components used in the computation of basic and diluted loss per share attributable to common stockholders were as follows:

	Three Months Ended March 31,
	2015	2014
Net loss attributable to common stockholders	$(8,486)	$(9,547)

Basic weighted average shares outstanding	21,001,444	20,268,717
Dilutive effect of stock options	—	—
Dilutive effect of restricted stock awards	—	—
Dilutive effect of performance share units	—	—

Diluted weighted average shares outstanding	21,001,444	20,268,717

Basic loss per share	$(0.40)	$(0.47)

Diluted loss per share	$(0.40)	$(0.47)

For the three months ended March 31, 2015, the calculation of diluted weighted average shares outstanding excludes i) the effect of performance share units representing a maximum of 1,245,212 shares of common stock, ii) options to purchase 1,754,054 shares of common stock and iii) unvested restricted stock awards of 461,721. For the three months ended March 31, 2014, the calculation of diluted weighted average shares outstanding excludes i) the effect of performance share units representing a maximum of 1,384,555 shares of common stock, ii) options to purchase 1,848,625 shares of common stock, iii) unvested restricted stock awards of 512,652.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued a new accounting standard that requires deferred financing costs related to a recognized debt liability be presented in the balance sheet as a reduction of the related liability rather than as an asset. The Company will adopt the new standard in 2016 and begin to reclassify the Company’s deferred financing costs on its balance sheet from an asset to a reduction of long-term debt. As of March 31, 2015 and December 31, 2014, the balance of the Company’s asset for deferred financing costs was $12,356 and $13,115, respectively.

In June 2014, the FASB issued a new accounting standard that changes the criteria companies must use for the recognition of revenue and will affect the Company’s measurement, recognition and disclosures concerning revenue once the new standard is adopted. The Company will adopt the new standard as of January 1, 2017. As of the date of this Report, the Company is still evaluating the potential impact this standard will have on its consolidated financial statements upon adoption.

2. Merger Agreement with TTM Technologies, Inc.

On September 21, 2014, the Company, TTM Technologies, Inc., a Delaware corporation (“TTM”), and Vector Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of TTM (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will, subject to the satisfaction or waiver of the conditions therein, merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of TTM (the “Merger”). The Merger Agreement was adopted by the Company’s stockholders on December 16, 2014. Selling, general and administrative costs for the three months ended March 31, 2015, include $3,288 of professional fees and other expenses related to the Merger.

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

3. Inventories

The composition of inventories is as follows:

	March 31, 2015	December 31, 2014
Raw materials	$42,535	$44,582
Work in process	41,946	41,517
Finished goods	46,383	52,096

Total	$130,864	$138,195

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) and average cost methods.

4. Property, Plant and Equipment

The composition of property, plant and equipment is as follows:

	March 31, 2015	December 31, 2014
Land and buildings	$165,683	$162,230
Machinery, equipment and systems	634,448	632,527
Leasehold improvements	99,517	98,721
Construction in progress	10,068	9,496

	909,716	902,974
Less: Accumulated depreciation	(500,157)	(487,367)

Total	$409,559	$415,607

5. Credit Facilities and Long-term Debt

The composition of long-term debt is as follows:

	March 31, 2015	December 31, 2014
Senior Secured Notes due 2019	$602,835	$603,008
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	9,921	10,435
Capital leases and other	726	565

	613,482	614,008
Less: Current maturities	(1,134)	(1,093)

	$612,348	$612,915

As of March 31, 2015, unamortized premium included in the carrying balance of the Senior Secured Notes due 2019 was $2,835.

As of March 31, 2015, there were no amounts outstanding under the Company’s various credit facilities, the Company had issued letters of credit totaling $2,409, and approximately $110,803 of the credit facilities were unused and available.

6. Restructuring and Impairment

As of March 31, 2015, the reserve for restructuring charges included $220 and $1,568 related to i) the 2011 closure of its Huizhou Facility and ii) plant shutdowns and downsizings which occurred in 2001 through 2005 as a result of the economic downturn that began in 2000 (the “2001 Restructuring”), respectively.

The following tables summarize changes in the reserve for restructuring charges for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Reserve at 12/31/14	Net Charges	Cash Payments	Adjustments		Reserve at 3/31/15
Restructuring Activities:
Personnel and severance	$317	$—	$(11)	$—		$306
Lease and other contractual commitments	1,513	—	(46)	15	(a)	1,482

Total restructuring charges	$1,830	$—	$(57)	$15		$1,788

	Three Months Ended March 31, 2014
	Reserve at 12/31/13	Net Charges	Cash Payments	Adjustments		Reserve at 3/31/14
Restructuring Activities:
Personnel and severance	$1,587	$—	$—	$—		$1,587
Lease and other contractual commitments	1,240	273	(346)	12	(a)	1,179

Total restructuring charges	$2,827	$273	$(346)	$12		$2,766

(a)	Represents accretion of interest on discounted restructuring liabilities.

During the three months ended March 31, 2015, the Company incurred no restructuring charges. During the three months ended March 31, 2014, the Company incurred restructuring charges of $273 in its Printed Circuit Boards segment related to lease and moving costs for the relocation of its Anaheim, California manufacturing facility from a leased facility to a new facility owned by the Company.

7. Derivative Financial Instruments and Fair Value Measurements

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

The Company recognizes all such derivative contracts as either assets or liabilities in the balance sheet and measures those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate. Accumulated other comprehensive income as of March 31, 2015 and December 31, 2014, included net deferred loss on derivatives of $542 (net of taxes of $0) and $1,053 (net of taxes of $0), respectively, related to cash flow hedges.

The Company records deferred gains and losses related to cash flow hedges based on the fair value of open derivative contracts on the reporting date, as determined using a market approach and Level 2 inputs. Realized gains or losses from the settlement of foreign exchange forward contracts and cross-currency swaps are recognized in earnings in the same period the hedged foreign currency cash flow affects earnings. For the three months ended March 31, 2015 and 2014, a gain of $407 and a loss of $203 were recorded in cost of goods sold related to foreign currency cash flow hedges, respectively.

The following table summarizes the Company’s outstanding derivative contracts:

	March 31, 2015	December 31, 2014
Notional amount in thousands of Chinese RMB	1,350,000	1,800,000
Weighted average remaining maturity in months	4.6	6.1
Weighted average exchange rate per one U.S. Dollar	6.28	6.28

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

Financial Instruments Measured on a Recurring Basis

The following table sets forth, as of March 31, 2015 and December 31, 2014, the hierarchy of the Company’s financial asset (liability) positions for which fair value is measured on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Balance Sheet Classification
Available - for - sale investments in Savings Restoration Plan	$1,726	$—	$—	Prepaid expense and other
Cash flow hedges - deferred loss contracts	—	(542)	—	Accrued and other liabilities

	$1,726	$(542)	$—

	December 31, 2014
	Level 1	Level 2	Level 3	Balance Sheet Classification
Available - for - sale investments in Savings Restoration Plan	$1,429	$—	$—	Prepaid expense and other
Cash flow hedges - deferred loss contracts	—	(1,053)	—	Accrued and other liabilities

	$1,429	$(1,053)	$—

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

The Company did not have any transfers between levels during the three months ended March 31, 2015 and 2014.

Other Financial Instruments

In addition to cash flow hedges and available for sale investments in the Company’s Savings Restoration Plan, the Company’s financial instruments consist of cash equivalents, accounts receivable and long-term debt. For cash equivalents and accounts receivable, the carrying amounts approximate fair market value. The estimated fair values of the Company’s debt instruments as of March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$631,500	$602,835	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	9,860	9,921	Long-term debt, including current maturities

	December 31, 2014
	Fair Value	Carrying Amount	Balance Sheet Classification
Senior Secured Notes due 2019	$634,878	$603,008	Long-term debt, less current maturities
Senior Secured 2010 Credit Facility	—	—
North America Mortgage Loans	10,288	10,435	Long-term debt, including current maturities

The Company determined the fair value of the Senior Secured Notes due 2019 using Level 1 inputs - quoted market prices for the notes. The Company determined the fair value of the North America Mortgage Loans using Level 2 inputs, and estimated the fair value based on discounted future cash flows using a discount rate that approximates the current effective borrowing rate for comparable loans.

8. Stock-based Compensation

Stock compensation expense recognized in the condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended March 31,
	2015	2014
Cost of goods sold	$127	$161
Selling, general and administrative	1,413	1,568

	$1,540	$1,729

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2015 and 2014:

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,770,720	$23.40	1,869,124	$24.73
Granted	—	—	—	—
Exercised	(15,166)	14.23	—	—
Forfeited	(1,500)	20.88	(20,499)	19.70

Outstanding at March 31,	1,754,054	$23.48	1,848,625	$24.78

Options exercisable at March 31,	1,742,668	$23.54	1,720,221	$25.37

The following table summarizes information regarding outstanding stock options as of March 31, 2015:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 12.66 to $15.30	111,415	3.31 years	$14.83	100,029	3.15 years	$14.90
$ 18.42 to $21.04	761,270	3.23 years	19.66	761,270	3.23 years	19.66
$ 21.88 to $24.00	840,594	2.09 years	21.89	840,594	2.09 years	21.89
$ 150.99	40,775	1.61 years	150.99	40,775	1.61 years	150.99

	1,754,054	2.65 years	$23.48	1,742,668	2.64 years	$23.54

Restricted Stock Awards

The following table summarizes restricted stock activity for the three months ended March 31, 2015 and 2014:

	2015		2014
	Shares	Weighted Average Grant Date Per Share Fair Value	Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested at beginning of year	623,302	$15.09	576,042	$17.47
Granted	—	—	87,000	13.02
Vested	(158,081)	18.42	(148,386)	20.34
Forfeited	(3,500)	13.02	(2,004)	14.68

Nonvested at March 31,	461,721	$13.97	512,652	$15.89

As of the vesting date, the total fair value of restricted stock awards that vested during the three months ended March 31, 2015, was $2,618. On May 8, 2015, an additional 54,816 restricted stock awards are expected to vest in accordance with the terms of the original underlying grant agreements.

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

No performance share units were granted during the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company granted performance share units with market conditions and a weighted average per share fair value of $14.88 estimated using the Monte Carlo simulation model.

The following table summarizes performance share unit activity for the three months ended March 31, 2015 and 2014:

	2015		2014
	Share Units	Weighted Average Grant Date Per Share Fair Value	Share Units	Weighted Average Grant Date Per Share Fair Value
Outstanding, beginning of year	799,251	$15.84	558,113	$16.26
Granted at target	—	—	241,138	14.88
Vested	(68,544)	15.30	—	—
Forfeited	—	—	—	—

Outstanding, at March 31,	730,707	$15.89	799,251	$15.84

On February 7, 2015, 68,544 performance share units vested which, based upon the level of achievement attained, resulted in the issuance of 37,697 shares of common stock before share withholding for taxes.

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

For the three months ended March 31, 2015, the Company’s tax provision includes net expense of $2,648 related to pre-tax earnings, and a net expense of $309 related to other tax matters, including reversals of $322 of uncertain tax positions due to the lapse of the applicable statute of limitations. For the three months ended March 31, 2014, the Company’s tax provision includes net expense of $3,533 related to pre-tax earnings, and a net expense of $644 related to other tax matters.

10. Business Segment Information

The Company operates in two segments: i) Printed Circuit Boards and ii) Assembly. The Printed Circuit Boards segment consists of printed circuit board manufacturing facilities located in the United States, Canada and China. These facilities manufacture double-sided and multi-layer printed circuit boards and backpanels. The Assembly segment consists of assembly operations including backpanel assembly, printed circuit board assembly, cable assembly, custom enclosure fabrication, and full system assembly and testing. The assembly operations are conducted in manufacturing facilities in China and Mexico. Assets and liabilities of the Company’s corporate headquarters, along with those of its closed printed circuit board and assembly operations, have not been allocated and remain in “Other” for purpose of segment disclosures. Operating expenses of the Company’s corporate headquarters are allocated to each segment based on a number of factors, including relative sales contributions. Expenses related to the Merger are reported in “Other” for purpose of segment disclosures.

Total assets by segment are as follows:

	March 31, 2015	December 31, 2014
Printed Circuit Boards	$997,027	$984,949
Assembly	86,574	95,478
Other	43,171	55,078

Total assets	$1,126,772	$1,135,505

Net sales and operating income (loss) by segment, together with a reconciliation to loss before income taxes, are as follows:

	Three Months Ended March 31,
	2015	2014
Net sales to external customers:
Printed Circuit Boards	$265,787	$253,265
Assembly	38,841	42,647

Total	$304,628	$295,912

Intersegment sales:
Printed Circuit Boards	$3,634	$2,570
Assembly	—	—

Total	$3,634	$2,570

Operating income (loss):
Printed Circuit Boards	$10,545	$9,386
Assembly	(1,641)	(3,891)
Other	(3,288)	—

Total	5,616	5,495
Interest expense, net	11,740	11,253
Amortization of deferred financing costs	759	655
Other, net	(1,527)	(1,233)

Loss before income taxes	$(5,356)	$(5,180)

11. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, by component, for the three months ended March 31, 2015 and 2014, were as follows:

	2015			2014
	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total	Cash Flow Hedges (see Note 7)	Foreign Currency Translation	Total
Accumulated other comprehensive (loss) income at beginning of year	$(1,053)	$7,528	$6,475	$933	$7,528	$8,461

Other comprehensive (loss) income, net of tax and before reclassifications	918	—	918	(3,501)	—	(3,501)
Amounts reclassified from accumulated other comprehensive income, net of tax	(407)	—	(407)	203	—	203

Other comprehensive income (loss), net of tax,	511	—	511	(3,298)	—	(3,298)

Accumulated other comprehensive (loss) income at March 31,	$(542)	$7,528	$6,986	$(2,365)	$7,528	$5,163

Other comprehensive (loss) income for the three-month periods ended March 31, 2015 and 2014, was net of taxes of $0.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

You should understand that many important factors could cause our results to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to the ability of Viasystems to successfully complete the proposed merger with TTM Technologies, Inc. and the timing of the proposed merger; any actions taken by the company, including but not limited to, restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions); fluctuations in our operating results and customer orders; global economic conditions; declines in gross margin as a result of excess capacity; our significant reliance on net sales to our largest customers; fluctuations in our operating results; our history of losses; our reliance on the automotive and telecommunications industries; risks associated with the credit risk of our customers and suppliers; influence of significant stockholders; our significant foreign operations and risks relating to currency fluctuations; relations with and regulations imposed by the Chinese government, including power rationing; our dependence on the electronics industry, which is highly cyclical and subject to significant downturns in demand; shortages of, or price fluctuations with respect to, raw materials and increases in oil prices; our ability to compete in a highly competitive industry and to respond to rapid technological changes; reduction in, or cancellation of, customer orders; risks associated with manufacturing defective products and failure to meet quality control standards; uncertainty and adverse changes in the economy and financial markets; risks relating to success of printed circuit board manufacturers in Asia; failure to maintain good relations with our noncontrolling interest holder in China; failure to align manufacturing capacity with customer demand; damage to our manufacturing facilities or information systems; loss of key personnel and high employee turnover; risks associated with governmental and environmental regulation, including regulation associated with climate change and greenhouse gas emissions; our exposure to income tax fluctuations; failure to comply with, or expenses related to compliance with, export laws or other laws applicable to our foreign operations, including the Foreign Corrupt Practices Act; our ability to renew leases of our manufacturing facilities; risks associated with future merger-related and restructuring charges and risks relating to our substantial indebtedness. Please refer to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2014, for additional factors that could materially affect our financial performance.

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

We are a supplier to more than 1,000 original equipment manufacturers (“OEMs”) and contract electronic manufacturers (“CEMs”) in numerous end markets. Our OEM customers include industry leaders such as:

• Agilent Technologies, Inc.	• Huawei Technologies Co. Ltd.
• Alcatel-Lucent SA	• Infinera Corporation
• Autoliv, Inc.	• Intel Corporation
• BAE Systems, Inc.	• L-3 Communications Holdings, Inc.
• Robert Bosch GmbH	• Lear Corporation
• Broadcom Corporation	• NetApp, Inc.
• Ciena Corporation	• Q-Logic Corporation
• Cisco Systems, Inc.	• Qualcomm Incorporated
• Continental AG	• Raytheon Company
• Danahar Corporation	• Rockwell Automation, Inc.
• Deere & Company	• Rockwell Collins, Inc.
• Dell Inc.	• Teradyne, Inc.
• Ericsson AB	• Tesla Motors, Inc.

• General Electric Company	• TRW Automotive Holdings Corp.
• Gerber Scientifics, Inc.	• United Technologies Corporation
• Harris Communications

In addition, we have good working relationships with industry-leading CEMs and we supply PCBs and E-M Solutions products to them as well. These customers include:

• Benchmark Electronics, Inc.	• Foxconn Technology Group
• Celestica, Inc.	• Jabil Circuit, Inc.
• Flextronics International Ltd.	• Plexus Corp.

Results of Operations

Three Months Ended March 31, 2015, Compared with the Three Months Ended March 31, 2014

Net Sales. Net sales for the three months ended March 31, 2015, were $304.6 million, a $8.7 million, or 2.9%, increase from net sales during the same period in 2014.

Net sales by end market for the three months ended March 31, 2015 and 2014, were as follows:

End Market (dollars in millions)	2015	2014
Automotive	$103.2	$93.2
Industrial & Instrumentation	68.4	73.2
Computer and Datacommunications	49.9	46.9
Telecommunications	49.1	51.7
Military and Aerospace	34.0	30.9

Total Net Sales	$304.6	$295.9

Our net sales of products for use in the automotive end market increased by approximately $10.0 million, or 10.7%, during the three months ended March 31, 2015, compared with the same period in 2014. The increase was primarily a result of increased sales volume of approximately 10.8% in our Printed Circuit Boards segment driven by i) additional capacity we added during 2014 to our principal automotive manufacturing facility in China and ii) increased customer demand as result of greater demand for electric vehicles and the expanding electronic content of motor vehicles in general.

Net sales of products ultimately used in the industrial & instrumentation end market for the three months ended March 31, 2015, decreased by approximately $4.8 million, or 6.5%, compared with the same period in 2014. The decrease in net sales was driven primarily by decreased demand for wind power, automated test equipment and elevator controls related programs, partially offset by increased demand and market share gains in certain medical equipment programs.

During the first quarter of 2015, net sales of our products for use in the computer and datacommunications end market increased by approximately $3.0 million, or 6.4%, as compared with the same period in the prior year. The increase was primarily a result of i) increased sales volume of approximately 2.9% in our Printed Circuit Boards segment driven by new program wins for data center related programs and ii) product mix, partially offset by iii) lower order volume from one customer as they await the consummation of our proposed merger with TTM.

Net sales of products ultimately used in the telecommunications end market decreased by approximately $2.6 million, or 4.9%, for the quarter ended March 31, 2015, as compared with the quarter ended March 31, 2014. The sales decrease was primarily as a result of i) the loss of certain programs due to price competiveness and ii) reduced demand from one customer as they work through a business combination, partially offset by iii) increased demand from a customer whose products support the 4G LTE build-out in China and iv) new program wins related to a customer’s 100Gbps Ethernet products.

Net sales to the military and aerospace end market increased by $3.1 million, or 9.9%, to $34.0 million for the quarter ended March 31, 2015, as compared with the quarter ended March 31, 2014. The sales increase was primarily a result of i) increased sales to a customer who outsourced their internal production of PCBs to us and ii) new program wins related to a customer’s advanced radar system products, partially offset by iii) reduced demand for certain programs as a result reduced demand for our customers’ end products.

Net sales by segment for the three months ended March 31, 2015 and 2014, were as follows:

Segment (dollars in millions)	2015	2014
Printed Circuit Boards	$269.4	$255.9
Assembly	38.8	42.6
Eliminations	(3.6)	(2.6)

Total Net Sales	$304.6	$295.9

Printed Circuit Boards segment net sales, including intersegment sales, for the three months ended March 31, 2015, increased by $13.5 million, or 5.3%, to $269.4 million. The increase was a result of increases in net sales in the automotive, and military and aerospace end markets, partially offset by decreases in sales in the industrial & instrumentation, computer and datacommunications, and telecommunications end markets.

Assembly segment net sales decreased by $3.8 million, or 8.9%, to $38.8 million for the three months ended March 31, 2015, compared with the first quarter of 2014. The decrease was the result of reduced demand across all but our computer and datacommunications end markets.

Cost of Goods Sold. Cost of goods sold, exclusive of items shown separately in the condensed consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2015, was $244.6 million, or 80.3%, of consolidated net sales. This represents a 0.7 percentage point improvement from the 81.0% of consolidated net sales for the first quarter of 2014.

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

Selling, General and Administrative Costs. Selling, general and administrative costs increased by $4.7 million, or 17.4%, to $31.5 million for the three months ended March 31, 2015, compared to the same period in the prior year. The increase in selling, general and administrative costs is primarily due to i) $3.3 million of professional fees and other costs associated with the Merger and ii) costs associated with management meetings held during the first quarter of 2015 which were not held in 2014.

Depreciation. Depreciation expense for the three months ended March 31, 2015, was $21.5 million, including $20.6 million related to our Printed Circuit Boards segment and $0.9 million related to our Assembly segment. Depreciation expense was substantially unchanged in our Printed Circuit Boards segment compared with the same period in the prior year as our base of depreciable assets remained relatively constant. In our Assembly segment, depreciation expense declined by approximately $0.3 million as a result of reduced capital spending and asset impairments recognized in 2014.

Restructuring and Impairment. During the three months ended March 31, 2015, we incurred no restructuring changes. During the three months ended March 31, 2014, we incurred restructuring charges of $0.3 million in our Printed Circuit Boards segment related to lease and moving costs for the relocation of our Anaheim, California PCB manufacturing facility from a leased facility to a new facility we own.

Operating Income. Operating income of $5.6 million for the three months ended March 31, 2015, represents an increase of $0.1 million compared to operating income of $5.5 million for the three months ended March 31, 2014. The primary sources of operating income (loss) for the three months ended March 31, 2015 and 2014, were as follows:

Source (dollars in millions)	2015	2014
Printed Circuit Boards segment	$10.5	$9.4
Assembly segment	(1.6)	(3.9)
Other	(3.3)	—

Operating income	$5.6	$5.5

Operating income from our Printed Circuit Boards segment increased by $1.1 million to $10.5 million for the three months ended March 31, 2015, compared to $9.4 million for the same period in the prior year. The increase is primarily the result of increased net sales and lower costs of goods sold relative to net sales, partially offset by increased selling, general and administrative costs.

The operating loss in our Assembly segment was $1.6 million for the three months ended March 31, 2015, compared with a loss of $3.9 million in the first quarter of 2014. The improvement is primarily the result of lower cost of goods sold relative to net sales and lower depreciation expense during the first quarter of 2015, as compared to the same period in the prior year.

The operating loss in “Other” relates to professional fees and other costs related to the Merger.

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

We use Adjusted EBITDA to provide meaningful supplemental information regarding our operating performance and profitability by excluding from EBITDA certain items that we believe are not indicative of our ongoing operating results or will not impact future operating cash flows, as follows:

•	Costs Relating to the Merger – professional fees and other non-recurring costs and expenses associated with the Merger. We exclude these costs and expenses because they are not representative of our customary operating expenses.

•	Stock Compensation – non-cash charges associated with recognizing the fair value of stock options and other equity awards granted to employees and directors. We exclude these charges to more clearly reflect comparable year-over-year cash operating performance.

•	Restructuring and Impairment Charges – which consist primarily of facility closures and other headcount reductions. We exclude these restructuring and impairment charges to more clearly reflect our ongoing operating performance.

Reconciliations of operating income to Adjusted EBITDA for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
Source (dollars in millions)	2015	2014
Operating income	$5.6	$5.5
Add-back:
Depreciation and Amortization	22.9	23.5
Costs relating to the Merger	3.3	—
Non-cash stock compensation expense	1.5	1.7
Restructuring and impairment	—	0.3

Adjusted EBITDA	$33.3	$31.0

Adjusted EBITDA increased by $2.3 million, or 7.4%, as compared to the same period in the prior year primarily as a result of higher sales levels and lower cost of goods sold relative to net sales levels, partially offset by higher selling, general and administrative costs.

Interest Expense, Net. Interest expense, net of interest income, was $11.7 million and $11.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively. The increase in interest expense, net of interest income, is primarily due to the issuance during April 2014 of an additional $50.0 million aggregate principal amount of our 7.875% Senior Secured Notes due 2019.

Income Taxes. Our income tax provision relates to i) taxes provided on our pre-tax earnings based on the effective tax rates in the jurisdictions where the income is earned and ii) other tax matters, including changes in tax-related contingencies and changes in the valuation allowance established for deferred tax assets. Taxes provided on pre-tax income relate primarily to our profitable operations in China. Because of substantial net operating loss carryforwards related to the U.S. and other tax jurisdictions, we have not recognized income tax benefits in those jurisdictions for those losses. For the three months ended March 31, 2015, our tax provision included net expense of $2.7 million related to our pre-tax earnings and $0.3 million related to other tax matters. For the three months ended March 31, 2014, our tax provision includes net expense of $3.5 million related to pre-tax earnings and a net expense of $0.7 million related to other tax matters. We estimate approximately $3.7 million of our liabilities for uncertain tax positions could be resolved during the remainder of 2015.

Liquidity and Capital Resources

Liquidity

We had cash and cash equivalents at March 31, 2015 and December 31, 2014, of $81.6 million and $72.0 million, respectively, of which $59.6 million and $42.9 million, respectively, were held outside the United States. At March 31, 2015, we had no outstanding borrowings and had outstanding letters of credit of $2.4 million under various credit facilities. Approximately $110.8 million of our credit facilities were unused and available. The agreements underlying our credit facilities include restrictive and financial covenants and, as of March 31, 2015, we were in compliance with these covenants.

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

Cash Flow

Net cash provided by operating activities for the three months ended March 31, 2015 was $26.2 million and net cash used in operating activities for the three months ended March 31, 2014 was $10.8 million. The increase in net cash from operating activities is primarily due to a lower net loss and changes in working capital. The changes in working capital during the first quarter of 2015, as compared with the changes in working capital during the first quarter of 2014, primarily relate to i) a use of cash during the first quarter of 2014 to reduce accounts payable levels to be in-line with our normal metrics, ii) a reduction of inventory levels during the first quarter of 2015 from year-end 2014 levels, which had been built up to meet our customer’s needs during the Chinese New Year holiday and iii) an increase in inventory levels during the first quarter of 2014 to support customer demand.

Net cash used in investing activities was $15.6 million and $14.0 million for the three months ended March 31, 2015 and 2014, respectively, which primarily related to capital expenditures. Our Printed Circuit Boards segment is a capital-intensive business that requires annual spending to keep pace with customer demands for new technologies, cost reductions, and product quality standards. The spending required to meet our customers’ requirements is incremental to recurring repair and replacement capital expenditures required to maintain our existing production capacities and capabilities. Total capital expenditures by our Printed Circuit Boards segment for the three months ended March 31, 2015 and 2014, were $14.9 million and $14.4 million, respectively. Given the uncertainty about global economic conditions, we have and will continue to focus on managing capital expenditures to respond to changes in demand or other economic conditions.

Net cash used in financing activities was $1.0 million for the three months ended March 31, 2015, which primarily related to withholding taxes paid in connection with net share settlements of stock awards. Net cash provided by financing activities was $9.1 million for the three months ended March 31, 2014, which primarily related to $10.0 million of net borrowings on credit facilities in China, partially offset by scheduled repayments of our North America mortgage loans.

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

Foreign Currency Risk

We conduct our business in various regions of the world, and export and import products to and from several countries. Our operations may, therefore, be subject to volatility because of currency fluctuations. Sales are primarily denominated in U.S. dollars, while expenses are frequently denominated in local currencies, and results of operations may be adversely affected as currency fluctuations affect our product prices and operating costs or those of our competitors. From time to time, we enter into foreign exchange forward contracts and cross-currency swaps to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. Gains or losses from our hedging activities have not historically been material to our cash flows, financial position or results from operations. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2015, there were foreign currency hedge instruments outstanding with a nominal value of approximately 1.4 billion Chinese RMB related to our operations in China.

Item 4.	Controls and Procedures

As of March 31, 2015, under the supervision, and with the participation of our Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2015.

VIASYSTEMS GROUP, INC.

By:	/s/ David M. Sindelar
Name:	David M. Sindelar
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gerald G. Sax
Name:	Gerald G. Sax
Title:	Senior Vice President & Chief Financial Officer (Principal Financial Officer)

By:	/s/ Christopher R. Isaak
Name:	Christopher R. Isaak
Title:	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.		Description

2.1	(1) (2)	Agreement and Plan of Merger by and among Viasystems Group, Inc., TTM and Merger Sub, dated as of September 21, 2014.

3.1	(3)	Third Amended and Restated Certificate of Incorporation of Viasystems Group, Inc.

3.2	(3)	Second Amended and Restated Bylaws of Viasystems Group, Inc.

31.1	(4)	Chief Executive Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	(4)	Chief Financial Officer’s Certification required by Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	(4)	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	(4)	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant § 906 of the Sarbanes-Oxley Act of 2002.

101	(4)	The following materials from Viasystems Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): i) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014, ii) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and iv) Notes to Condensed, Consolidated Financial Statements.

(1)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on September 22, 2014.
(2)	Certain schedules and exhibits have been omitted and Viasystems Group, Inc. agrees to furnish supplementally to the SEC a copy of any omitted exhibits upon request.
(3)	Incorporated by reference to Form 8-K of Viasystems Group, Inc. filed on February 17, 2010.
(4)	Filed herewith.